Form 10-Q
period 1993-11-30
JONES INTERCABLE INC
filed 1994-01-13
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
{X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 1993

{ } Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ___________

                         Commission File Number 0-8947

                            JONES INTERCABLE, INC.
                Exact name of registrant as specified in charter

Colorado                                                         #84-0613514
State of incorporation                                 I.R.S. employer I.D.#

              9697 East Mineral Avenue, Englewood, Colorado 80112
                     Address of principal executive office

                                (303) 792-3111
                         Registrant's telephone number

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                            No
   _____                                                             _____

Shares outstanding of each of the registrant's classes of Common Stock, as of January 11, 1994.

4,913,021 - Common Stock, $.01 par value

12,275,018 - Class A Common Stock, $.01 par value

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                                   I N D E X


                                                                                                   Page
                                                                                                   Number
                                                                                                   ------
PART I.     FINANCIAL INFORMATION.

   Item 1.      Financial Statements

        Unaudited Consolidated Balance Sheets
            November 30, 1993 and May 31, 1993                                                     3 -  4

        Unaudited Consolidated Statements of Operations
            Three and Six Months Ended November 30, 1993 and 1992                                       5

        Unaudited Consolidated Statements of Cash Flows
            Six Months Ended November 30, 1993 and 1992                                                 6

        Notes to Unaudited Consolidated Financial Statements
            November 30, 1993                                                                      7 -  9

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                                          10 - 17


PART II.    OTHER INFORMATION.

   Item 6.  Exhibits and Reports on Form 8-K                                                           18

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of November 30 and May 31, 1993

ASSETS                                                                     November 30                May 31
                                                                           -----------                ------
                                                                                 (Stated in Thousands)
CASH AND CASH EQUIVALENTS                                                   $    2,014              $    1,131

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $431,500 in November
    and $339,600 in May                                                          5,848                   4,936
  Affiliated entities                                                           17,304                  15,347
  Other                                                                            685                     517

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       270,803                 262,214
    Less-accumulated depreciation                                             (109,255)                (97,501)
                                                                            ----------              ----------
                                                                               161,548                 164,713

  Franchise costs, net of accumulated
    amortization of $68,578,000 in November
    and $62,265,900 in May                                                      67,366                  73,678
  Cost in excess of interests in net assets
    purchased, net of accumulated amortization
    of $5,344,700 in November and $4,802,900 in May                             37,080                  37,621
  Noncompete agreement, net of accumulated
    amortization of $680,400 in November and
    $622,900 in May                                                                470                     527
  Subscriber lists, net of accumulated
    amortization of $27,139,600 in November and
    $24,146,500 in May                                                          17,081                  20,074
  Investments in cable television partnerships
    and affiliates                                                              68,850                  54,705
                                                                            ----------              ----------


TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                                352,395                 351,318
                                                                            ----------              ----------

DEFERRED TAX ASSET, net of valuation
  allowance of $32,858,100 in November and
  $26,161,000 in May                                                             3,862                   3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                     24,075                  22,461
                                                                            ----------              ----------

TOTAL ASSETS                                                                $  406,183              $  399,572
                                                                            ==========              ==========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                 and Subsidiaries

As of November 30 and May 31, 1993

LIABILITIES AND SHAREHOLDERS' INVESTMENT                                   November 30                 May 31
                                                                           -----------                 ------
                                                                                (Stated in Thousands)
LIABILITIES:
  Accounts payable and accrued liabilities                             $        36,991           $      35,629
  Subscriber prepayments and deposits                                            4,915                   5,080
  Subordinated debentures and other debt                                       280,951                 281,214
  Credit facility                                                               63,000                  46,000
                                                                       ----------------          --------------

TOTAL LIABILITIES                                                              385,857                 367,923
                                                                       ----------------          --------------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 30,000,000
    shares authorized; 13,520,502 and 13,481,280 shares
    issued at November 30 and May 31, respectively                                 135                     135
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,498,539 shares issued
    at November 30 and May 31                                                       55                      55
  Additional paid-in capital                                                   134,339                 134,034
  Accumulated deficit                                                          (99,821)                (88,193)
  Less:  1,830,932 shares of Common
    Stock and Class A Common Stock held in
    Treasury, at cost, at November 30 and May 31                               (14,382)                (14,382)
                                                                       ----------------          --------------

TOTAL SHAREHOLDERS' INVESTMENT                                                  20,326                  31,649
                                                                       ----------------          --------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                         $       406,183           $     399,572
                                                                       ================          ==============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                  and Subsidiaries

For the three and six months ended November 30, 1993 and 1992

                                                  For the Three Months Ended                 For the Six Months Ended
                                                  --------------------------                 ------------------------
                                               November 30,         November 30,         November 30,       November 30,
                                                   1993                 1992                 1993               1992
                                               ------------         ------------         ------------       -----------
                                                                  (In Thousands Except Per Share Data)
REVENUES FROM CABLE
 TELEVISION OPERATIONS:
  Subscriber service fees                   $     28,203        $     25,542         $     56,216        $     48,547
  Management fees                                  4,276               4,338                8,636               8,597
                                               ----------          ----------           ----------           ---------
TOTAL REVENUES                                    32,479              29,880               64,852              57,144

COSTS AND EXPENSES:
  Operating, general and
    administrative expenses*                      18,996              16,127               37,264              30,834
  Depreciation and amortization                   10,468              10,462               20,982              20,339
                                               ----------          ----------           ----------           ---------
OPERATING INCOME                                   3,015               3,291                6,606               5,971

OTHER INCOME (EXPENSE):
  Interest expense                                (8,881)            (10,257)             (17,550)            (19,773)
  Loss on sale of assets                             -                (1,753)                 -                (1,753)
  Equity in losses of affiliated entities         (1,170)               (868)              (2,079)             (1,364)
  Interest income                                    987               1,038                1,776               2,056
  Other, net                                         273              (1,075)                (381)               (662)
                                               ----------          ----------           ----------           ---------
LOSS BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND
  ACCOUNTING CHANGE                               (5,776)             (9,624)             (11,628)            (15,525)
  Income tax benefit                                 -                   -                    -                   -
                                               ----------          ----------           ----------           ---------
LOSS BEFORE EXTRAORDINARY ITEM
  AND ACCOUNTING CHANGE                           (5,776)             (9,624)             (11,628)            (15,525)

EXTRAORDINARY ITEM:
  Loss on early extinguishment
    of debt                                          -                  (796)                -                 (7,605)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING METHOD:
  Change in method of accounting
    for income taxes                                 -                   -                    -                 3,862
                                               ----------          ----------           ----------          ---------
NET LOSS                                     $    (5,776)      $     (10,420)        $    (11,628)       $    (19,268)
                                               ==========          ==========           ==========          =========

NET LOSS PER CLASS A
  COMMON AND COMMON SHARE
  Loss before extraordinary item             $      (.34)      $        (.74)        $       (.68)       $      (1.20)
  Extraordinary item                                 -                  (.06)                  -                 (.59)
  Accounting change                                  -                   -                     -                  .30
                                               ----------          ----------           ----------          ---------
NET LOSS PER CLASS A
  COMMON AND COMMON SHARE                    $      (.34)      $        (.80)        $       (.68)     $        (1.49)
                                               ==========          ==========           ==========          =========

AVERAGE NUMBER OF CLASS A
  COMMON AND COMMON SHARES
  OUTSTANDING                                     17,163              12,928               17,157              12,905
                                               ==========          ==========           ==========          =========



* Of the total operating, general and administrative expenses, approximately $473,200 and $388,200 for the three months ended November 30, 1993 and 1992, respectively, and approximately $922,200 and $753,300 for the six months ended November 30, 1993 and 1992, respectively, represent related party expenses.

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF CASH FLOWS                                        and Subsidiaries


For the six months ended November 30, 1993 and 1992

                                                                                   For the Six Months Ended
                                                                                   ------------------------
                                                                              November 30,          November 30,
                                                                                  1993                 1992
                                                                              ------------          ------------
                                                                                     (Stated in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $    (11,628)        $       (19,268)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Extraordinary loss on early extinguishment
          of debt                                                                   -                      7,605
        Loss on sale of assets                                                      -                      1,753
        Cumulative effect of change in method of
          accounting for income taxes                                               -                     (3,862)
        Depreciation and amortization                                             20,982                  20,339
        Deferred distribution revenue                                               -                      4,778
        Increase in trade receivables                                               (912)                   (345)
        Equity in losses of affiliated entities                                    2,079                   1,364
        Amortization of discount on debentures                                      -                        274
        Increase in other receivables,
          deposits, prepaid expenses and other assets                             (2,057)                 (1,013)
        Increase in accounts payable,
          accrued liabilities and subscriber
          prepayments and deposits                                                   979                   5,816
                                                                            ------------           -------------

Net cash provided by operating activities                                          9,443                  17,441
                                                                            ------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mind Extension University                                           (8,451)                 (8,349)
Purchase of property and equipment                                                (8,589)                 (8,464)
Purchase of cable television system                                                 -                    (73,234)
Sale of cable television system                                                     -                      1,377
Investments in cable television partnerships
   and affiliates                                                                 (8,204)                 (2,256)
Other, net                                                                         1,599                   4,186
                                                                            ------------           -------------

Net cash used in investing activities                                            (23,645)                (86,740)
                                                                            ------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                                   -                    (66,000)
Proceeds from borrowings                                                          17,000                  60,000
Proceeds from the issuance of Class A
  Common Stock                                                                       305                   4,337
Increase in accounts receivable from
  affiliated entities                                                             (1,957)                    (93)
Redemption of debentures                                                            -                    (78,910)
Proceeds from debenture offering, net                                               -                    155,735
Other, net                                                                          (263)                 (1,950)
                                                                            ------------           -------------

Net cash provided by financing activities                                         15,085                  73,119
                                                                            ------------           -------------

Increase In Cash and Cash Equivalents                                                883                   3,820

Cash and Cash Equivalents, beginning of period                                     1,131                   2,414
                                                                            ------------           -------------

Cash and Cash Equivalents, end of period                                    $      2,014           $       6,234
                                                                            ============           =============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries


(1) This Form 10-Q is being filed by Jones Intercable, Inc. (the "Company") in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at November 30, 1993 and May 31, 1993 and its results of operations and cash flows for the three and six months ended November 30, 1993 and 1992. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) On November 12, 1993, the Company announced that negotiations have commenced regarding the possible acquisition by the Company of substantially all of the assets of Jones Spacelink, Ltd., the Company's parent, in return for the issuance of Class A Common Stock of the Company to Jones Spacelink, Ltd. Negotiations between the Company and its parent are continuing and no agreement on the terms and conditions of the proposed transaction has yet been reached.

(3) On December 2, 1993, the Company and BCE Telecom International, Inc. ("BCETI") signed a letter of intent to enter into a strategic relationship whereby BCETI would acquire an approximate 30 percent equity interest in the Company through the purchase of Class A Common Stock of the Company. Under the terms of the letter of intent, BCETI would invest approximately $275,000,000 at closing at a purchase price of $27.50 per share of Class A Common Stock of the Company to acquire its 30 percent interest. BCETI is committed to invest up to an additional $125,000,000 to maintain its 30 percent interest in the event the Company offers additional Class A Common Stock in the public marketplace.
BCETI will have the right to maintain or increase its ownership by investing amounts beyond the initial $400,000,000 commitment.

     In addition, Jones International, Ltd., which is wholly-owned by Glenn R. Jones, Chairman and Chief Executive Officer of the Company, would grant BCETI an option to acquire certain shares of the Common Stock of the Company. Except in limited circumstances, the option would only be exercisable during the eighth year after closing. Its exercise would result in BCETI holding a sufficient number of shares of the Common Stock of the Company to enable it to elect 75 percent of the Company's Board of Directors. BCETI would also invest in a number of affiliates of Jones International, Ltd. which are engaged in the telecommunications and distribution businesses, including an investment in Mind Extension University, Inc..

     Closing on the transaction, which is subject to certain conditions, including the execution of definitive agreements and the acquisition by the Company of substantially all of the assets of Jones Spacelink, Ltd., is expected to occur in the first quarter of fiscal 1995.

(4) On January 28, 1993, the Company entered into an agreement with American Cable TV Investors 2 ("ACT 2") (the "Agreement") to acquire the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $28,500,000 subject to normal closing adjustments. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by the Company on behalf of one of its partnerships. As a result of a renegotiation of the Agreement between the Company and ACT 2, the purchase price was reduced to $27,200,000, subject to normal closing adjustments. The transaction closed on December 15, 1993.

(5) During fiscal 1992 and 1993, the Company invested $10,000,000 in Mind Extension University, Inc., an affiliated company that provides educational programming through affilaited and unafffiliated cable television systems ("ME/U"), for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. In May 1993, the Board of Directors of the Company also approved a $10,000,000 advance to ME/U on an as-needed basis. Of this advance, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. As of November 30, 1993, approximately $8,451,000 of the $10,000,000 had been advanced. On December 2, 1993, the Board of Directors of the Company approved an additional $5,000,000 advance to ME/U on an as needed basis. Of this advance, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature.

(6) In fiscal 1993, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. The Company agreed to pay Space Segment $2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. Space Segment has the right to terminate the license at any time upon 30 days' written notice to the Company. On November 9, 1993, the Company extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement. The Company recognized $1,450,000 of rental expense related to this lease in the first six months of fiscal 1994.

(7) On June 18, 1993, the Company filed two shelf registration statements with the Securities and Exchange Commission relating to the offering of $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and the offering of 6,000,000 shares of Class A Common Stock of the Company. These registration statements are effective, but no securities have been sold to date. The proceeds from these offerings would be added to the general funds of the Company and may be used to make acquisitions of domestic cable television systems or interests therein, investments in cable television/telephony systems in the United Kingdom or for general corporate purposes. The Company also has another effective registration statement, which expires in June 1994, that allows the Company, from time to time, to offer up to $400,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities. Of the total $400,000,000 registered, $260,000,000 of Senior Subordinated Debt Securities have been sold.

(8) Net loss per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings per share. Conversion of the Convertible Subordinated Debentures to Class A Common Stock was assumed for calculation of fully diluted earnings per share with the resulting effect being anti-dilutive.

(9) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. During the six months ended November 30, 1993, approximately $89,700 of income taxes paid in prior periods was refunded to the Company. No amounts were paid or received relating to income taxes during the six months ended November 30, 1992. Approximately $17,049,300 and $19,756,300 of interest expense was paid during the six months ended November 30, 1993 and 1992, respectively. No material non-cash investing or financing transactions were recorded during the first six months of fiscal 1993 and 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

The Company historically has grown by acquiring, constructing and managing cable television systems for the account of public limited partnerships that it has sponsored. In addition to acquisitions through Company-managed limited partnerships, the Company has acquired systems and franchises for its own account, which have been financed primarily through borrowed funds. The Company currently plans to focus the majority of its acquisition efforts on acquiring cable television systems owned by its managed partnerships, subject to the availability of debt and/or equity financing at the time the various partnerships achieve their investment objectives.

To enable the Company to accomplish the foregoing objectives, on December 2, 1993, the Company and BCE Telecom International, Inc. ("BCETI") signed a letter of intent to enter into a strategic relationship whereby BCETI would acquire an approximate 30 percent equity interest in the Company through the purchase of Class A Common Stock of the Company. Under the terms of the letter of intent, BCETI would invest approximately $275,000,000 at closing at a purchase price of $27.50 per share of Class A Common Stock of the Company to acquire its 30 percent interest. BCETI is committed to invest up to an additional $125,000,000 to maintain its 30 percent interest in the event the Company offers additional Class A Common Stock in the public marketplace. BCETI will have the right to maintain or increase its ownership by investing amounts beyond the initial $400,000,000 commitment.

In addition, Jones International, Ltd., which is wholly-owned by Glenn R. Jones, Chairman and Chief Executive Officer of the Company, would grant BCETI an option to acquire certain shares of the Common Stock of the Company. Except in limited circumstances, the option would only be exercisable during the eighth year after closing. Its exercise would result in BCETI holding a sufficient number of shares of the Common Stock of the Company to enable it to elect 75 percent of the Company's Board of Directors. BCETI would also invest in a number of affiliates of Jones International, Ltd. which are engaged in the telecommunications and distribution businesses, including an investment in Mind Extension University, Inc.

Closing on the transaction, which is subject to certain conditions, including the execution of definitive agreements and the acquisition by the Company of substantially all of the assets of Jones Spacelink, Ltd., is expected to occur in the first quarter of fiscal 1995.

The Company has been negatively impacted by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the rules and regulations of the Federal Communications Commission (the "FCC") promulgated thereunder. Most of the Company's owned and managed systems reduced their service rates for basic and tier services effective September 1, 1993. This resulted in a decrease in operating revenues in those systems which was somewhat mitigated by increases in revenues from premium service, pay-per-view and advertising sales. Management fees earned by the Company, which are a function of the operating revenues of a managed cable system, have also decreased, as has actual cash flow from Company-owned systems. The Company's ability to borrow under its credit facility, as discussed below, is in part a function of the Company's ratio of debt to cash flow. Based upon the effect of the 1992 Cable Act and the reduction in the Company's annualized cash flow, the Company's borrowing base has correspondingly been decreased.
However, after consideration of such decreases in revenues and cash flow, the Company has maintained compliance with the terms of its debt agreements for the quarter ended November 30, 1993 and expects to maintain compliance through fiscal 1994.

The Company purchased plant and equipment totalling approximately $8,589,000 during the first six months of fiscal 1994. Such expenditures were principally the result of the following: (a) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona system,
(b) new extension projects, drop materials, converters and rebuild projects in the Anne Arundel County and Charles County, Maryland systems and (c) drop materials, converters and plant rebuild projects in the Alexandria, Virginia system. Estimated capital expenditures for the remainder of fiscal 1994 are approximately $11,400,000. The level of expenditures will depend, in part, upon the Company's determination as to the proper scope and timing of such expenditures in light of the adoption of the 1992 Cable Act, the rules and regulations adopted in connection with such legislation, and the Company's liquidity position.

The Company owns a 38% interest in Jones Global Group, Inc. ("Jones Global Group"), a Colorado corporation 62% of which is owned by International. Jones Global Group's wholly-owned subsidiaries, Jones Global Funds, Inc. ("Jones Global Funds") and Jones Cable Group, Ltd. ("Jones Cable Group"), acquire, manage and operate cable television/telephony systems in the United Kingdom.

In February 1992, upon receipt of approval from United Kingdom regulatory authorities, Jones United Kingdom Fund, Ltd. ("Jones UK Fund"), a Colorado limited partnership of which Jones Global Funds serves as the general partner, acquired, through its nominees, Jones Global Funds and Jones Cable Group, beneficial ownership of all of the shares of Jones Cable Group of South Hertfordshire Limited ("Jones South Hertfordshire"). Jones South Hertfordshire was awarded the franchise to construct, develop and operate a cable television/telephony system in the South Hertfordshire franchise area, which is located in the northwestern suburbs of London, England (the "South Herts System").

From August 15, 1990 through January 7, 1994, Jones UK Fund had raised approximately $42,596,000 in gross offering proceeds, or $36,739,000 net of sales commissions and other organization and offering costs. On November 5, 1993, Jones Intercable of South Hertfordshire, Inc., a subsidiary of the Company, invested $5,000,000 in the South Herts System by purchasing 34,000 shares of capital stock of Jones South Hertfordshire representing a 15% equity interest. Also in November 1993, affiliates of Sandler Capital Management, an investor group not otherwise affiliated with Jones UK Fund or Jones Global Funds, committed to invest L.6,800,000 in Jones South Hertfordshire, of which L.2,266,667 has been funded. Assuming that such investor group fully funds its commitment, and subject to dilution of the investments of the Sandler Capital Management group and the Company as Jones UK Fund raises and invests additional capital pursuant to its on-going public offering, Jones South Hertfordshire would be owned 67% by Jones UK Fund, 22% by affiliates of Sandler Capital Management and 11% by the Company. In addition, the Company has agreed to loan up to $10,000,000, on a non-permanent basis, to Jones South Hertfordshire on an as-needed basis. The Company has made advances to Jones South Hertfordshire to fund the development and construction of the South Herts System. As of November 30, 1993, approximately $2,146,200 of such advances to Jones South Hertfordshire were outstanding. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets, with interest charged at the Company's weighted average cost of borrowing.

Jones Global Group, on behalf of other affiliated United Kingdom corporations, also applied for cable television franchises in various other unbuilt areas in the United Kingdom, and franchises in two other areas -Aylesbury-Chiltern and Leeds - were awarded to such affiliates. Jones Cable Group of Leeds Holdings plc ("Jones of Leeds") has obtained commitments from equity investors and banks to provide L.152,500,000 for the construction and operation of the cable television and telecommunications system for Leeds. A group of investors subscribed for L.77,500,000 of equity and the banks have agreed to lend L.75,000,000 on a non-recourse basis. As one of the equity investors, the Company has committed to invest L.11,625,000 over the next 2 1/2 years. As the Company funds this investment, it will retain a 15% investment in Jones of Leeds. Approximately L.3,000,000 is required to be paid by the Company during fiscal 1994. During the first six months of fiscal 1994, approximately L.1,743,800 of this requirement was paid by the Company. Jones Cable Group will manage the Leeds project pursuant to a management agreement. Jones Global Group incurred certain costs in connection with obtaining and maintaining the franchises and licenses in both Aylesbury-Chiltern and Leeds. The Company has advanced funds to Jones Global Group for these purposes. As of November 30, 1993, the Company's advances totalled approximately $2,535,100. The Company was reimbursed approximately $1,619,000 for development costs relating to the Leeds franchise in December 1993. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their long-term nature, with interest charged at the Company's weighted average cost of borrowing.

Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. Spanish Holdings currently is seeking opportunities to develop cable television operations in Spain. The Company has made advances totalling $424,000 during fiscal 1994, and has advanced a total of $7,418,400 as of November 30, 1993 to fund Spanish Holdings' activities to date. Additional advances may be made in the future. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature, with interest charged at the Company's weighted average cost of borrowing.

During fiscal 1992 and 1993, the Company invested $10,000,000 in ME/U for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. In May 1993, the Board of Directors of the Company also approved a $10,000,000 advance to ME/U on an as-needed basis. Of this advance, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. As of November 30, 1993, approximately $8,451,000 of the $10,000,000 had been advanced. On December 2, 1993, the Board of Directors of the Company approved an additional $5,000,000 advance to ME/U on an as needed basis. Of this advance one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature.

On December 8, 1992, the Company entered into a $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of borrowings available under this agreement remains at $300,000,000 through May 31, 1995, after which availability is reduced quarterly until expiration on November 30, 2000. Interest on amounts outstanding under the credit facility range from LIBOR plus 1 3/8% to LIBOR plus 2 1/2% depending upon whether certain financial ratios have been achieved. For the three months ended November 30, 1993, the
Company's effective interest rate on the credit facility was 5.3%.   A fee of
1/2% per annum on the unused portion of the new commitment is also required. Substantially all of the Company's cable television related assets are pledged as security under the agreement. At November 30, 1993, the Company had $63,000,000 outstanding under the credit facility leaving $237,000,000 of potential availability on this credit facility; however, due to covenant restrictions, the Company can access only approximately $56,000,000 of this availability.

The Company owns the cable television system serving certain areas in and around Alexandria, Virginia. On December 17, 1992, the Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company ("Bell Atlantic") filed suit in U. S. District Court in Alexandria, Virginia seeking to declare unconstitutional the provisions in the 1984 Cable Act that prohibit telephone companies from owning a cable television system in their telephone service areas. On August 24, 1993, the court held that the 1984 Cable Act's cross-ownership provision is unconstitutional, and it issued an order enjoining the United States Justice Department from enforcing the cross-ownership ban. This decision has been appealed to the United States Court of Appeals for the Fourth Circuit, and the case could ultimately be reviewed by the United States Supreme Court. Unless the decision is stayed or overturned on appeal, Bell Atlantic will be permitted to provide cable television services to subscribers in competition with the Company's system as soon as it obtains all required local and federal authorization from the City of Alexandria and the FCC. Congress could, in response to this decision, enact legislation to prevent telephone companies from cross-subsidizing telephone and cable television services. Competition from an overbuilder with Bell Atlantic's financial resources would likely have an adverse effect on the Company's financial condition and results of operations. At this time, the magnitude of such effect is not known or estimable.

From time to time, the Company may make loans to its managed limited partnerships. As of November 30, 1993, the Company had advanced funds to various managed partnerships and other affiliates of the Company totalling approximately $17,304,000, an increase of approximately $1,957,000 over the amount advanced at May 31, 1993. A significant portion of these advances represents funds for capital expansion and improvements of properties owned by partnerships where additional credit sources were not then available to the partnerships. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time.

On December 21, 1992, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. The Company agreed to pay Space Segment $2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. Space Segment has the right to terminate the lease at any time upon 30 days' written notice to the Company. On November 9, 1993, the Company extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement. The Company paid $1,450,000 related to this license agreement during the first six months of fiscal 1994.

On January 28, 1993, the Company entered into an agreement with American Cable TV Investors 2 ("ACT 2") (the "Agreement") to acquire the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $28,500,000 subject to normal closing adjustments. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by the Company on behalf of one of its partnerships. As a result of a renegotiation of the Agreement between the Company and ACT 2, the purchase price has been reduced to $27,200,000, subject to normal closing adjustments. The transaction closed on December 15, 1993.

On June 18, 1993, the Company filed two shelf registration statements with the Securities and Exchange Commission relating to the offering of $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and the offering of 6,000,000 shares of Class A Common Stock of the Company. These registration statements are effective, but no securities have been sold to date. The proceeds from these offerings would be added to the general funds of the Company and may be used to make acquisitions of domestic cable television systems or interests therein, investments in cable television/telephony systems in the United Kingdom or for general corporate purposes. The Company also has another effective registration statement, which expires in June 1994, that allows the Company, from time to time, to offer up to $400,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities. Of the total $400,000,000 registered, $260,000,000 of Senior Subordinated Debt Securities have been sold.

At November 30, 1993, the Company has $279,368,000 of Subordinated Debentures outstanding. These debentures do not require any cash payments for sinking fund requirements until fiscal 2003. The Company is in full compliance with covenant restrictions regarding these debentures.

The Company intends to expand its business in the future; however, the Company's ability to expand will be limited by the availability of capital and the availability of cable television investments suitable for the Company.

The strategic relationship the Company has agreed to enter into with BCETI, in which BCETI would purchase a 30 percent interest in the Company, would provide additional financing for the Company's expansion. BCETI's proposed $400,000,000 investment together with the Company's sale of its own equity or debt securities, subject to market conditions, and borrowings under the Company's credit facility would provide the funding to further the Company's strategic plans, which may include the acquistion of additional cable television systems or operators, as well as the purchase of certain cable television systems owned by limited partnerships which are managed by the Company. Closing on the BCETI transaction, which is subject to certain conditions, is expected to occur during the first quarter of fiscal 1995.
Until that time or in the event the transaction is not consummated, the Company believes it will meet its capital needs, service its obligations, and maintain its liquidity using cash flow from operations, the sale of its own equity or debt securities, subject to market conditions, and borrowings under the Company's credit facility.

Regulatory Matters. Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has effected significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Company, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non- basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

Based on the Company's assessment of the FCC's rulemakings concerning rate regulation under the 1992 Cable Act, the Company reduced rates charged for certain regulated services. On an annualized basis, such rate reductions will result in an estimated reduction in revenue of approximately $5,500,000, or 4.5%, and a decrease in operating income before depreciation and amortization of approximately $5,200,000, or 9%. Based on the foregoing, the Company believes that the new rate regulations will adversely affect its revenues and operating income before depreciation and amortization. The Company has undertaken actions to mitigate a portion of these reductions primarily through
(a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non- commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial radio stations and, in some instances, low-power television stations carried by cable systems.

The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned or managed by the Company, only one broadcast station withheld its consent to retransmission of its signal, and was no longer carried on October 6, 1993. As of October 11, 1993, however, the broadcast station had given its consent, and its signal was restored to that cable system. Certain other broadcast signals were carried on October 6, 1993 pursuant to extensions offered to the Company by broadcasters, including a one-year extension for carriage of all CBS stations owned and operated by the CBS network (Los Angeles, Chicago, Philadelphia, Green Bay and Minneapolis), and a six-month extension for carriage of all FOX affiliates. Other extensions for approximately 10 to 15 broadcast stations were obtained ranging in time from two weeks to ninety days. The Company expects to finally conclude retransmission consent negotiations with those stations whose signals are being carried pursuant to extensions without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a material adverse effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a material adverse effect on the system.

There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutional validity of the mandatory signal carriage requirements of the 1992 Cable Act. That decision has been appealed directly to the United States Supreme Court.
Appeals have been filed in the Federal appellate court challenging the validity of the FCC's retranmission consent rules.


                             RESULTS OF OPERATIONS

Revenues. The Company derives its revenues from three primary sources: subscriber service fees from Company-owned cable television systems, management fees from managed limited partnerships, and fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships. Total revenues for the three months ended November 30, 1993 increased $2,599,000, or 9%, from $29,880,000 reported in fiscal 1993 to $32,479,000 reported in fiscal 1994. Total revenues for the six months ended November 30, 1993 increased $7,708,000, or 13%, from $57,144,000 reported in fiscal 1993 to
$64,852,000 reported in fiscal 1994. These increases are reflective of the Company's purchase in November 1992 of the cable television system serving the areas in and around Alexandria, Virginia (the "Alexandria System") from one of its managed partnerships and the Company's sale in May 1993 of the cable television system serving a portion of San Diego and Riverside County, California (the "San Diego System"). Disregarding the effect ot these transactions, total revenues would have increased $1,033,000, or 4%, and $3,008,000, or 5%, for the three and six months ended November 30, 1993, respectively.

The Company's subscriber service revenue increased $2,661,000, or 10%, and $7,669,000, or 16%, for the three and six months ended November 30, 1993 as compared to the same periods ended November 30, 1992, totalling approximately $28,203,000 and $56,216,000 for the current fiscal year versus approximately $25,542,000 and $48,547,000 for the prior fiscal year, respectively. The net effect of the purchase of the Alexandria System and the sale of the San Diego System accounted for approximately $1,698,000, or 64%, and $5,016,000, or 65%, of the increase in subscriber service revenues for the three and six months ended November 30, 1993, respectively. In addition, increases in the number of basic subscribers, as well as increases in revenues from premium service, pay-per-view and advertising sales somewhat mitigated the effect of the reduction in the Company's basic rates due to the new basic rate regulations issued by the FCC in May 1993 with which the Company complied effective September 1, 1993.

The Company receives management fees generally equal to 5% of the gross operating revenues from its managed partnerships. Management fees decreased $62,000, totalling $4,276,000 for the three months ended November 30, 1993 compared to $4,338,000 for the same period one year ago, a decrease of approximately one percent. For the six months ended November 30, 1993, management fees totalled $8,636,000 compared to $8,597,000, an increase of $39,000. The reduction in the growth in management fee revenue is the result of the reduction in basic rates in the Company's managed partnerships due to the new basic rate regulations issued by the FCC in May 1993 with which the Company complied effective September 1, 1993. In addition, the purchase of the Alexandria System in November 1992 from one of the Company's managed partnerships affected the decrease in managment fees for the three and six months ended November 30, 1993.

In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of distributions upon the sale of cable television properties owned by such partnerships. No such revenues were received during the first six months of fiscal 1994 or 1993.

Expenses. Operating, general and administrative expenses consist primarily of costs associated with the administration of Company-owned cable television systems and the administration of managed partnerships. The Company is reimbursed by its managed partnerships for costs associated with the administration of the partnerships. The principal administrative cost components are salaries paid to corporate and system personnel, programming expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

For the three and six months ended November 30, 1993, these costs increased approximately 18% and 21% from $16,127,000 and $30,834,000 reported in fiscal 1993 to $18,996,000 and $37,264,000 reported for the same period in fiscal 1994. For the three months ended November 30, 1993, increases in personnel costs, satellite fees and premium service fees, and advertising costs accounted for approximately $518,000, $564,000 and $115,000, or 18%, 20% and 4%, of the
increase in operating, general and administrative expenses. Increases in personnel costs, satellite fees and premium service fees, and advertising costs accounted for approximately $1,353,000, $1,269,000 and $233,000, or 21%, 20%
and 4%, respectively, of the increase in operating, general and administrative expenses for the six months ended November 30, 1993. The net effect of the purchase of the Alexandria System and the sale of the San Diego System was an increase in these expenses of approximately $608,000 and $2,040,000 for the three and six months ended November 30, 1993, respectively.

Depreciation and amortization expense did not change significantly totalling $10,468,000 for the three months ended November 30, 1993 as compared to $10,462,000 for the same period in the prior year. For the six months ended November 30, 1993, depreciation and amortization expense increased $643,000, or 3%, from $20,339,000 reported in fiscal 1993 to $20,982,000 reported in fiscal 1994. This increase is due to the acquisition in November 1992 of the Alexandria System and the resulting increase in the Company's asset base.

Interest expense decreased $1,376,000, or 13%, for the three months ended November 30, 1993 from $10,257,000 reported in the second quarter of fiscal 1993 to $8,881,000 for the second quarter of fiscal 1994. Interest expense decreased $2,223,000, or 11%, for the six months ended November 30, 1993 from $19,773,000 reported in fiscal 1993 to $17,550,000 reported during fiscal 1994. These decreases were primarily due to the redemption of the remaining $66,575,000 principal amount of the Company's 9.75% Subordinated Debentures due 1998 in August 1992 and the redemption of the remaining $138,000,000 principal amount of the Company's 13% Subordinated Debentures due 2000 in May 1993.

Equity in losses of affiliated entities, which result primarily from depreciation and amortization expenses, increased $302,000, or 35%, and $715,000, or 52%, for the three and six months ended November 30, 1993 from $868,000 and $1,364,000 in fiscal 1993 to $1,170,000 and $2,079,000 in fiscal
1994, respectively. These increases were primarily the result of losses recognized by the Company related to its 25% investment in Mind Extension University.

Interest income decreased $51,000, or 5%, and $280,000, or 14%, for the three and six months ended November 30, 1993 from $1,038,000 and $2,056,000 in fiscal 1993 to $987,000 and $1,776,000 in fiscal 1994, respectively. These decreases are reflective of the fact that interest income was earned in the first six months of fiscal 1993 on excess cash on hand as a result of the Company's sale in July 1992 of $160,000,000 of 11.5% Senior Subordinated Debentures due 2008.

Net Losses. The Company anticipates the continued recognition of operating income prior to depreciation and amortization charges, but net losses resulting from depreciation, amortization and interest expenses may continue in the future. To the extent the Company recognizes liquidation distributions from its managed partnerships in the future, losses may be eliminated; however, there is no assurance as to the timing or recognition of these distributions.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     a)        Exhibits

                   1)  Accountants' Review Letter, dated January 12, 1994.
                  15)  Letter Regarding Unaudited Interim Financial Statements.

     b)        Reports on Form 8-K

                   None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JONES INTERCABLE, INC.


                                        /S/Kevin P. Coyle
                                        ------------------------------
                                        Kevin P. Coyle
                                        (Group Vice President/Finance)

Dated:  January 12, 1994