Form 10-Q
period 1994-02-28
JONES INTERCABLE INC
filed 1994-04-14
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 1994

( )     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ____________ to ___________

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

Yes   X                                                                 No
    -----                                                                  -----

Shares outstanding of each of the registrant's classes of Common Stock, as of April 5, 1994.

4,913,021 - Common Stock, $.01 par value

14,817,088 - Class A Common Stock, $.01 par value

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                                   I N D E X


                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I.     FINANCIAL INFORMATION.

   Item 1.     Financial Statements

        Unaudited Consolidated Balance Sheets
            February 28, 1994 and May 31, 1993                                                      3 - 4

        Unaudited Consolidated Statements of Operations
            Three and Nine Months Ended February 28, 1994 and 1993                                      5

        Unaudited Consolidated Statements of Cash Flows
            Nine Months Ended February 28, 1994 and 1993                                                6

        Notes to Unaudited Consolidated Financial Statements
            February 28, 1994                                                                       7 - 9

   Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                       10 - 18



PART II.    OTHER INFORMATION.

   Item 6.     Exhibits and Reports on Form 8-K                                                        19

UNAUDITED CONSOLIDATED                                  Jones Intercable, Inc.
BALANCE SHEETS                                                and Subsidiaries
As of February 28, 1994 and May 31, 1993

                                                                         February 28,               May 31,
                                                                             1994                    1993
ASSETS                                                                           (Stated in Thousands)
- --------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                                                $       3,905           $       1,131

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $430,100 in February
    and $339,600 in May                                                          5,428                   4,936
  Affiliated entities                                                           19,374                  15,347
  Other                                                                            736                     517

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       285,758                 262,214
    Less-accumulated depreciation                                             (115,201)                (97,501)
                                                                         -------------           -------------

                                                                               170,557                 164,713

  Franchise costs, net of accumulated
    amortization of $72,084,300 in February
    and $62,265,900 in May                                                      77,799                  73,678
  Cost in excess of interests in net assets
    purchased, net of accumulated amortization
    of $5,630,200 in February and $4,802,900 in May                             39,595                  37,621
  Noncompete agreement, net of accumulated
    amortization of $709,100 in February and
    $622,900 in May                                                                441                     527
  Subscriber lists, net of accumulated
    amortization of $28,776,800 in February and
    $24,146,500 in May                                                          20,169                  20,074
  Investments in cable television partnerships
    and affiliates                                                              85,664                  54,705
                                                                         -------------           -------------


TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                                394,225                 351,318
                                                                         -------------           -------------

DEFERRED TAX ASSET, net of valuation
  allowance of $33,535,300 in February and
  $26,161,000 in May                                                             3,862                   3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                     23,169                  22,461
                                                                         -------------           -------------

TOTAL ASSETS                                                             $     450,699           $     399,572
                                                                         =============           =============


           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                   Jones Intercable, Inc.
BALANCE SHEETS                                                 and Subsidiaries
As of February 28, 1994 and May 31, 1993

                                                                         February 28,                May 31,
                                                                             1994                     1993
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                        (Stated in Thousands)
- --------------------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                               $      35,894           $      35,629
  Subscriber prepayments and deposits                                            4,883                   5,080
  Subordinated debentures and other debt                                       281,052                 281,214
  Credit facility                                                              115,000                  46,000
                                                                         -------------           -------------

TOTAL LIABILITIES                                                              436,829                 367,923
                                                                         -------------           -------------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 30,000,000
    shares authorized; 13,520,502 and 13,481,280 shares
    issued at February 28 and May 31                                               135                     135
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,498,539 shares issued
    at February 28 and May 31                                                       55                      55
  Additional paid-in capital                                                   134,404                 134,034
  Accumulated deficit                                                         (106,342)                (88,193)
  Less:  1,830,932 shares of Common
    Stock and Class A Common Stock held in
    Treasury, at cost, at February 28 and May 31                               (14,382)                (14,382)
                                                                         -------------           -------------

TOTAL SHAREHOLDERS' INVESTMENT                                                  13,870                  31,649
                                                                         -------------           -------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                           $     450,699           $     399,572
                                                                         =============           =============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                        and Subsidiaries
For the three and nine months ended February 28, 1994 and 1993

                                                  For the Three Months Ended                 For the Nine Months Ended
                                                  --------------------------                 -------------------------
                                               February 28,         February 28,         February 28,       February 28,
                                                   1994                 1993                 1994               1993
                                                                  (In Thousands Except Per Share Data)
- ------------------------------------------------------------------------------------------------------------------------
REVENUES FROM CABLE
 TELEVISION OPERATIONS:
  Subscriber service fees                    $     28,939        $     28,249         $     85,155        $     76,796
  Management fees                                   4,334               4,138               12,970              12,735
                                             ------------        ------------         ------------        ------------

TOTAL REVENUES                                     33,273              32,387               98,125              89,531

COSTS AND EXPENSES:
  Operating, general and
    administrative expenses*                       19,039              20,107               56,303              50,941
  Depreciation and amortization                    11,063              11,504               32,045              31,843
                                             ------------        ------------         ------------        ------------

OPERATING INCOME                                    3,171                 776                9,777               6,747

OTHER INCOME (EXPENSE):
  Interest expense                                 (9,371)            (10,899)             (26,921)            (30,672)
  Loss on sale of assets                              -                   -                    -                (1,753)
  Equity in losses of affiliated entities            (999)               (691)              (3,078)             (2,055)
  Interest income                                     955                 791                2,731               2,847
  Other, net                                         (277)                230                 (658)               (432)
                                             ------------        ------------         ------------        ------------

LOSS BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND
  ACCOUNTING CHANGE                                (6,521)             (9,793)             (18,149)            (25,318)
  Income tax benefit                                  -                   -                    -                   -
                                             ------------        ------------         ------------        ------------

LOSS BEFORE EXTRAORDINARY ITEM
  AND ACCOUNTING CHANGE                            (6,521)             (9,793)             (18,149)            (25,318)

EXTRAORDINARY ITEM:
  Loss on early extinguishment
    of debt                                           -                   (52)                 -                (7,657)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING METHOD:
  Change in method of accounting
    for income taxes                                  -                   -                    -                 3,862
                                             ------------        ------------         ------------        ------------

NET LOSS                                     $     (6,521)       $     (9,845)        $    (18,149)       $    (29,113)
                                             ============        ============         ============        ============

NET LOSS PER CLASS A
  COMMON AND COMMON SHARE
  Loss before extraordinary item             $       (.38)       $       (.70)        $      (1.06)       $      (1.90)
  Extraordinary item                                  -                   -                    -                  (.58)
  Accounting change                                   -                   -                    -                   .29
                                             ------------        ------------         ------------        ------------

NET LOSS PER CLASS A
  COMMON AND COMMON SHARE                    $       (.38)       $       (.70)        $      (1.06)       $      (2.19)
                                             ============        ============         ============        ============

AVERAGE NUMBER OF CLASS A
  COMMON AND COMMON SHARES
  OUTSTANDING                                      17,188              14,093               17,167              13,310
                                             ============        ============         ============        ============

* Of the total operating, general and administrative expenses, approximately $475,200 and $375,900 for the three months ended February 28, 1994 and 1993, respectively, and approximately $1,397,400 and $1,129,200 for the nine months ended February 28, 1994 and 1993, respectively, represent related party expenses.

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF CASH FLOWS                                        and Subsidiaries
For the nine months ended February 28, 1994 and 1993

                                                                                   For the Nine Months Ended
                                                                                   -------------------------
                                                                              February 28,          February 28,
                                                                                  1994                 1993
                                                                                     (Stated in Thousands)
- ------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $      (18,149)        $      (29,113)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Extraordinary loss on early extinguishment
          of debt                                                                   -                     7,657
        Loss on sale of assets                                                      -                     1,753
        Cumulative effect of change in method of
          accounting for income taxes                                               -                    (3,862)
        Class A Common Stock option expense                                           87                  1,870
        Depreciation and amortization                                             32,045                 31,843
        Deferred distribution revenue                                               -                     4,778
        Increase in trade receivables                                               (492)                  (478)
        Equity in losses of affiliated entities                                    3,078                  2,055
        Amortization of discount on debentures                                      -                       332
        Increase in other receivables,
          deposits, prepaid expenses and other assets                             (1,344)                (2,274)
        Increase in accounts payable,
          accrued liabilities and subscriber
          prepayments and deposits                                                  (299)                 7,734
                                                                          --------------         --------------

Net cash provided by operating activities                                         14,926                 22,295
                                                                          --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mind Extension University                                          (11,618)                (8,349)
Purchase of property and equipment                                               (17,195)               (13,831)
Purchase of cable television system                                              (27,880)               (74,317)
Sale of cable television system                                                      -                    1,377
Investments in cable television partnerships
   and affiliates                                                                (22,943)                (3,885)
Other, net                                                                         2,390                  4,512
                                                                          --------------         --------------

Net cash used in investing activities                                            (77,246)               (94,493)
                                                                          --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                                    -                 (111,000)
Proceeds from borrowings                                                          69,000                 60,000
Proceeds from the issuance of Class A
  Common Stock                                                                       283                 58,234
Increase in accounts receivable from
  affiliated entities                                                             (4,027)                (4,443)
Redemption of debentures                                                             -                  (79,462)
Proceeds from debenture offering, net                                                -                  155,735
Other, net                                                                          (162)                (6,326)
                                                                          --------------         --------------

Net cash provided by financing activities                                         65,094                 72,738
                                                                          --------------         --------------

Increase In Cash and Cash Equivalents                                              2,774                    540

Cash and Cash Equivalents, beginning of period                                     1,131                  2,414
                                                                          --------------         --------------

Cash and Cash Equivalents, end of period                                  $        3,905         $        2,954
                                                                          ==============         ==============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries

(1) This Form 10-Q is being filed by Jones Intercable, Inc. (the "Company") in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at February 28, 1994 and May 31, 1993 and its results of operations and cash flows for the three and nine months ended February 28, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(3) On December 2, 1993, the Company and Bell Canada International Inc. ("BCI") signed a letter of intent to enter into a strategic relationship whereby BCI would acquire an approximate 30 percent equity interest in the Company through the purchase of Class A Common Stock of the Company. Under the terms of the letter of intent, BCI would invest approximately $275,000,000 at closing at a purchase price of $27.50 per share of Class A Common Stock of the Company to acquire its 30 percent interest. BCI also was committed to invest up to an additional $125,000,000 to maintain its 30 percent interest in the event the Company offered additional Class A Common Stock in the public marketplace. BCI had the right to maintain or increase its ownership by investing amounts beyond the initial $400,000,000 commitment.

     In addition, Jones International, Ltd., which is wholly-owned by Glenn R. Jones, Chairman and Chief Executive Officer of the Company, would grant BCI an option to acquire certain shares of the Common Stock of the Company. Except in limited circumstances, the option would only be exercisable during the eighth year after closing. Its exercise would result in BCI holding a sufficient number of shares of the Common Stock of the Company to enable it to elect 75 percent of the Company's Board of Directors. BCI would also invest in a number of affiliates of Jones International, Ltd. which are engaged in the telecommunications and distribution businesses.

     On March 28, 1994, the Company and BCI modified certain of the financial terms of their letter of intent as a result of the most recent pronouncements by the FCC which will further regulate the U.S. cable television industry (see Regulatory Matters). Under the modified terms of the transaction, the original commitment by BCI to invest $400,000,000 over time remains as originally planned, however, the original investment will be in two installments: the purchase immediately by BCI of 2,500,000 million newly issued Class A shares of Jones Intercable at $22 per share for $55,000,000, and the purchase at closing at $27.50 per share of sufficient Class A shares to acquire the 30% interest, for a total consideration of approximately $261,000,000. The Company received the $55,000,000 initial investment, representing an approximate 13% interest in the Company, in the fourth quarter of fiscal 1994. The $55,000,000 was used to reduce amounts outstanding under the Company's revolving credit facility. In addition, BCI committed to invest an additional $139,000,000 to maintain its 30% interest. This funding will allow the parties to begin to implement their business and growth strategies for the Company in advance of the formal completion of their strategic alliance.

     Closing on the transaction, which is subject to certain conditions, including the execution of definitive agreements and the acquisition by the Company of substantially all of the assets of Jones Spacelink, Ltd., is expected to occur in the first quarter of fiscal 1995.

(4) On January 28, 1993, the Company entered into an agreement with American Cable TV Investors 2 ("ACT 2") (the "Agreement") to acquire the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $28,500,000 subject to normal closing adjustments. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by the Company on behalf of one of its partnerships. As a result of a renegotiation of the Agreement between the Company and ACT 2, the purchase price was reduced to $27,200,000, subject to normal closing adjustments. The Company paid The Jones Group, Ltd., an affiliate of the Company, $680,000 for brokerage services related to this acquisition. The transaction closed on December 15, 1993.

(5) During fiscal 1992 and 1993, the Company invested $10,000,000 in Mind Extension University, Inc., ("ME/U") an affiliated company that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. In May 1993, the Board of Directors of the Company also approved a $10,000,000 advance to ME/U on an as-needed basis. Of this advance, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. As of February 28, 1994, all of the $10,000,000 had been advanced. On December 2, 1993, the Board of Directors of the Company approved an additional $5,000,000 advance to ME/U on an as needed basis. Of this advance, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. As of February 28, 1994, $1,617,500 of the $5,000,000 had been advanced. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature.

(6) In fiscal 1993, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. The Company agreed to pay Space Segment $2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. Space Segment has the right to terminate the license at any time upon 30 days' written notice to the Company. On November 9, 1993, the Company extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement. The Company recognized $2,100,000 of rental expense related to this lease in the first nine months of fiscal 1994.

(7) On June 18, 1993, the Company filed two shelf registration statements with the Securities and Exchange Commission relating to the offering of $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and the offering of 6,000,000 shares of Class A Common Stock of the Company. These registration statements are effective, but no securities have been sold except for 2,500,000 shares of Class A Common Stock sold to BCI in the fourth quarter of fiscal 1995. The proceeds from these offerings would be added to the general funds of the Company and may be used to make acquisitions of domestic cable television systems or interests therein, investments in cable television/telephony systems in the United Kingdom or for general corporate purposes. The Company also has another effective registration statement, which expires in June 1994, that allows the Company, from time to time, to offer up to $400,000,000 of Senior Debt Securities,

Senior Subordinated Debt Securities and Subordinated Debt Securities. Of the total $400,000,000 registered, $260,000,000 of Senior Subordinated Debt Securities have been sold.

(8) On March 30, 1994, the Company and Jones Global Group, Inc., (collectively "Jones"), and BCI and Cable and Wireless plc signed a letter of intent to consolidate their cable television and associated telephony operations in the United Kingdom and Spain. The transaction will combine the cable interests of these companies into BCETI Cable Limited, which is currently owned 80% by BCI and 20% by Cable and Wireless plc. The consolidation will coincide with a public offering of BCETI Cable. As part of the transaction, Jones will contribute its United Kingdom and Spain interests, and Cable and Wireless plc will contribute its equity interest in Jones Cable Group of Leeds Holdings plc, in exchange for shares in BCETI Cable. Closing on this transaction, which is expected in the first quarter of fiscal 1995, is subject to certain conditions, including the execution of definitive agreements and completion of the public share offering.

(9) On January 7, 1994, the Company entered into an agreement with Bresnan Communications Company ("Bresnan") to sell its Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Bresnan and Time Warner Cable, a division of Time Warner Entertainment, L.P. ("TWC"), have agreed to a like-kind exchange of assets whereby TWC would acquire the Gaston System from Bresnan and Bresnan would acquire from TWC the assets of cable television systems owned by TWC. If for any reason Bresnan is unable to perform its obligations, TWC has agreed to purchase the Gaston System directly from the Company. Closing on this transaction is expected to occur in the first quarter of fiscal 1995.

(10) On February 2, 1994, the Company invested $15,500,000 in J.B. Acquisition Company, a partnership with Paine Webber Cable Capital, Inc; and Sandler Capital Management and several of its affiliates. J.B. Acquisition Company purchased from PacTel Cable all of the shares of four United Kingdom companies engaged in the cable television/telephony business. The combined properties represent approximately 225,000 franchise licensed homes in the United Kingdom, principally in Norwich and Peterborough.

(11) Net loss per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings per share. Conversion of the Convertible Subordinated Debentures to Class A Common Stock was assumed for calculation of fully diluted earnings per share with the resulting effect being anti-dilutive.

(12) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. During the nine months ended February 28, 1994, approximately $89,700 of income taxes paid in prior periods was refunded to the Company. No amounts were paid or received relating to income taxes during the nine months ended February 28, 1993. Approximately $30,592,700 and $28,860,600 of interest expense was paid during the nine months ended February 28, 1994 and 1993, respectively. During the first nine months of fiscal 1993 the Company recorded approximately $1,870,000 of Additional Paid-in Capital related to the granting of Class A Common Stock options. Approximately $65,000 of Additional Paid-in Capital was recorded related to the granting of Class A Common Stock options during the first nine months of fiscal 1994.

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

     To enable the Company to accomplish the foregoing objectives, on December 2, 1993, the Company and Bell Canada International Inc. ("BCI") signed a letter of intent to enter into a strategic relationship whereby BCI would acquire an approximate 30 percent equity interest in the Company through the purchase of Class A Common Stock of the Company. Under the terms of the letter of intent, BCI would invest approximately $275,000,000 at closing at a purchase price of $27.50 per share of Class A Common Stock of the Company to acquire its 30 percent interest. BCI also was committed to invest up to an additional $125,000,000 to maintain its 30 percent interest in the event the Company offered additional Class A Common Stock in the public marketplace. BCI had the right to maintain or increase its ownership by investing amounts beyond the initial $400,000,000 commitment.

     In addition, Jones International, Ltd., which is wholly-owned by Glenn R. Jones, Chairman and Chief Executive Officer of the Company, would grant BCI an option to acquire certain shares of the Common Stock of the Company. Except in limited circumstances, the option would only be exercisable during the eighth year after closing. Its exercise would result in BCI holding a sufficient number of shares of the Common Stock of the Company to enable it to elect 75 percent of the Company's Board of Directors. BCI would also invest in a number of affiliates of Jones International, Ltd. which are engaged in the telecommunications and distribution businesses.

     On March 28, 1994, the Company and BCI modified certain of the financial terms of their letter of intent as a result of the most recent pronouncements by the FCC which will further regulate the U.S. cable television industry (see Regulatory Matters). Under the modified terms of the transaction, the original commitment by BCI to invest $400,000,000 over time remains as originally planned, however, the original investment will be in two installments: the purchase immediately by BCI of 2,500,000 million newly issued Class A shares of Jones Intercable at $22 per share for $55,000,000, and the purchase at closing at $27.50 per share of sufficient Class A shares to acquire the 30% interest, for a total consideration of approximately $261,000,000. The Company received the $55,000,000 initial investment, representing an approximate 13% interest in the Company, in the fourth quarter of fiscal 1994. The $55,000,000 was used to reduce amounts outstanding under the Company's revolving credit facility. In addition, BCI committed to invest an additional $139,000,000 to maintain its 30% interest. This funding will allow the parties to begin to implement their business and growth strategies for the Company in advance of the formal completion of their strategic alliance.

     Closing on the transaction, which is subject to certain conditions, including the execution of definitive agreements and the acquisition by the Company of substantially all of the assets of Jones Spacelink, Ltd., is expected to occur in the first quarter of fiscal 1995.

     The Company has been negatively impacted by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the rules and regulations of the Federal Communications

Commission (the "FCC") promulgated thereunder. The Company reduced service rates for basic and tier services in its owned and managed systems as required effective September 1, 1993. This resulted in a decrease in operating revenues in those systems which was somewhat mitigated by increases in revenues from premium service, pay-per-view and advertising sales. In February, the FCC announced a further ratemaking which, when implemented, could reduce rates further. Based on the foregoing, the Company believes that the new rate regulations will have a negative effect on revenues and cash flow from the Company's owned and managed cable television systems. The Company's ability to borrow under its credit facility, as discussed below, is in part a function of the Company's ratio of debt to cash flow. Based upon the effect of the 1992 Cable Act and the reduction in the Company's annualized cash flow, the Company's borrowing base has correspondingly been decreased. However, after consideration of such decreases in revenues and cash flow, the Company has maintained compliance with the terms of its debt agreements, as amended, for the quarter ended February 28, 1994 and expects to maintain compliance through fiscal 1994.

     The Company purchased property, plant and equipment totaling approximately $17,195,000 during the first nine months of fiscal 1994. Such expenditures were principally the result of the following: (a) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona system, (b) new extension projects, drop materials, converters and rebuild projects in the Anne Arundel County and Charles County, Maryland systems (c) drop materials, converters and plant rebuild projects in the Alexandria, Virginia system and (d) a corporate office building in Denver, Colorado. Estimated capital expenditures for the remainder of fiscal 1994 are approximately $6,000,000. The level of expenditures will depend, in part, upon the Company's determination as to the proper scope and timing of such expenditures in light of the adoption of the 1992 Cable Act, the rules and regulations adopted in connection with such legislation, and the Company's liquidity position.

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

     From August 15, 1990 through April 1, 1994, Jones UK Fund had raised approximately $52,254,000 in gross offering proceeds, or $45,069,100 net of sales commissions and other organization and offering costs. On November 5, 1993, Jones Intercable of South Hertfordshire, Inc., a subsidiary of the Company, invested $5,000,000 in the South Herts System by purchasing 34,000 shares of capital stock of Jones South Hertfordshire. Also in November 1993, affiliates of Sandler Capital Management, an investor group not otherwise affiliated with Jones UK Fund or Jones Global Funds, committed to invest L.6,800,000 in Jones South Hertfordshire, of which L.2,266,667 has been funded. Assuming that such investor group fully funds its commitment, Jones South Hertfordshire would be owned approximately 67% by Jones UK Fund, 22% by affiliates of Sandler Capital Management and 11% by a subsidiary of the Company. In addition, the Company has agreed to loan up to $10,000,000, on a non-permanent basis, to Jones South Hertfordshire on an as- needed basis. The Company has made advances to Jones South Hertfordshire to fund the development and construction of the South Herts System. As of February 28, 1994, approximately $1,327,000 of such advances to Jones South Hertfordshire were outstanding. These advances have been reflected as investments in cable television partnerships and affiliates on the

Company's Consolidated Balance Sheets, with interest charged at the Company's weighted average cost of borrowing.

     Jones Global Group, on behalf of other affiliated United Kingdom corporations, also applied for cable television franchises in various other unbuilt areas in the United Kingdom, and franchises in two other areas
- -Aylesbury-Chiltern and Leeds - were awarded to such affiliates. Jones Cable Group of Leeds Holdings plc ("Jones of Leeds") has obtained commitments from equity investors and banks to provide L.152,500,000 for the construction and operation of the cable television and telecommunications system for Leeds. A group of investors subscribed for L.77,500,000 of equity and the banks have agreed to lend L.75,000,000 on a non-recourse basis. As one of the equity investors, the Company has committed to invest L.11,625,000 over the next 2 1/2 years. As the Company funds this investment, it will retain a 15% investment in Jones of Leeds. Approximately L.3,000,000 is required to be paid by the Company during fiscal 1994. During the first nine months of fiscal 1994, approximately L.1,743,800 of this requirement was paid by the Company. On March 7, 1994, the Company invested an additional L.1,162,500 in Jones of Leeds to maintain its 15% interest. Jones Cable Group will manage the Leeds project pursuant to a management agreement. Jones Global Group incurred certain costs in connection with obtaining and maintaining the franchises and licenses in both Aylesbury-Chiltern and Leeds. The Company has advanced funds to Jones Global Group for these purposes. As of February 28, 1994, the Company's advances totaled approximately $399,400. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their long-term nature, with interest charged at the Company's weighted average cost of borrowing.

     Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. Spanish Holdings currently is seeking opportunities to develop cable television operations in Spain. The Company has made advances totaling $623,300 during fiscal 1994, and has advanced a total of $7,617,900 as of February 28, 1994 to fund Spanish Holdings' activities to date. Additional advances may be made in the future. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature, with interest charged at the Company's weighted average cost of borrowing.

     On February 2, 1994, the Company invested $15,500,000 in J.B. Acquisition Company, a partnership with Paine Webber Cable Capital, Inc; and Sandler Capital Management and several of its affiliates. J.B. Acquisition Company purchased from PacTel Cable all of the shares of four United Kingdom companies engaged in the cable television/telephony business. The combined properties represent approximately 225,000 franchise licensed homes in the United Kingdom, principally in Norwich and Peterborough.

     On March 30, 1994, the Company and Jones Global Group, Inc. (collectively "Jones"), and BCI and Cable and Wireless plc signed a letter of intent to consolidate their cable television and associated telephony operations in the United Kingdom and Spain. The transaction will combine the cable interests of these companies into BCETI Cable Limited, which is currently owned 80% by BCI and 20% by Cable and Wireless plc. The consolidation will coincide with a public offering of BCETI Cable. As part of the transaction, Jones will contribute its United Kingdom and Spain interests, and Cable and Wireless plc will contribute its equity interest in Jones Cable Group of Leeds Holdings plc, in exchange for shares in BCETI Cable. Closing on this transaction, which is expected in the first quarter of fiscal 1995, is subject to certain conditions, including the execution of definitive agreements and completion of the public share offering.

     During fiscal 1992 and 1993, the Company invested $10,000,000 in ME/U for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. In May 1993, the Board of Directors of the Company also approved a $10,000,000 advance to ME/U on an as-needed basis. Of this advance, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. As of February 28, 1994, all of the $10,000,000 had been advanced. On December 2, 1993, the Board of Directors of the Company approved an additional $5,000,000 advance to ME/U on an as needed basis. Of this advance one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. As of February 28, 1994, $1,617,500 of the $5,000,000 had been advanced. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature.

     On December 8, 1992, the Company entered into a $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of borrowings available under this agreement remains at $300,000,000 through May 31, 1995, after which availability is reduced quarterly until expiration on November 30, 2000. Interest on amounts outstanding under the credit facility range from LIBOR plus 1 3/8% to LIBOR plus 2 1/2% depending upon whether certain financial ratios have been achieved. For the three months ended February 28, 1994, the Company's effective interest rate on the credit facility
was 5.5%.   A fee of 1/2% per annum on the unused portion of the new commitment is also required. Substantially all of the Company's cable television related assets are pledged as security under the agreement. At February 28, 1994, the Company had $115,000,000 outstanding under the credit facility, leaving $185,000,000 of potential availability on this credit facility; however, due to covenant restrictions, the Company can access only approximately $20,000,000 of this availability. In March 1994, the Company used the $55,000,000 of proceeds received from the sale of 2,500,000 shares of Class A Common Stock to BCI to repay amounts outstanding under the credit facility. As of March 31, 1994, $67,500,000 was outstanding on the credit facility, leaving approximately $50,000,000 of availability accessible to the Company.

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

     On February 22, 1994, the Company and The Jones Group, Ltd., were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in Jones Intercable Investors, L.P. (the "Partnership"), a master limited partnership in which the Company is general partner. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc. et al, Case No. CV 94-3652 was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. The suit seeks rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the Company, which sale was completed on November 2, 1992. It also seeks a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale, and seeks an accounting and other equitable relief. The plaintiffs also allege that the $1,830,850 commission paid to The Jones Group, Ltd. by the Partnership in connection with such sale was improper, and ask the Court to order that such commission be repaid to the Partnership. To date, the Company has been served, but The Jones Group, Ltd. has not been served. Under the terms of the partnership agreement of the Partnership, the Company has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by the Company upon such sale was approximately $73,200,000. The Company believes both that the appraisals were properly obtained and that the brokerage commission was properly paid to The Jones Group, Ltd. in accordance with the express terms of the partnership agreement. The Company further believes that its defenses are meritorious and it intends to vigorously defend the litigation.

     From time to time, the Company may make loans to its managed limited partnerships. As of February 28, 1994, the Company had advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $19,374,000, an increase of approximately $4,027,000 over the amount advanced at May 31, 1993. A significant portion of these advances represents funds for capital expansion and improvements of properties owned by partnerships where additional credit sources were not then available to the partnerships. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time.

     On December 21, 1992, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. The Company agreed to pay Space Segment $2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. Space Segment has the right to terminate the lease at any time upon 30 days' written notice to the Company. On November 9, 1993, the Company extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement. The Company paid $2,100,000 related to this license agreement during the first nine months of fiscal 1994.

     On January 28, 1993, the Company entered into an agreement with American Cable TV Investors 2 ("ACT 2") (the "Agreement") to acquire the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $28,500,000 subject to normal closing adjustments. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by the Company on behalf of one of its partnerships. As a result of a renegotiation of the Agreement between the Company and ACT 2, the purchase price was reduced to $27,200,000, subject to normal closing adjustments. The Company paid the Jones Group, Ltd., an affiliate of the Company, $680,000 for brokerage services related to this acquisition. The transaction closed on December 15, 1993.

     On June 18, 1993, the Company filed two shelf registration statements with the Securities and Exchange Commission relating to the offering of $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and the offering of 6,000,000 shares of Class A Common Stock of the Company. These registration statements are effective, but no securities have been sold except for 2,500,000 shares of Class A Common Stock sold to BCI in the fourth quarter of fiscal 1995. The proceeds from these offerings would be added to the general funds of the Company and may be used to make acquisitions of domestic cable television systems or interests therein, investments in cable television/telephony systems in the United Kingdom or for general corporate purposes. The Company also has another effective registration statement, which expires in June 1994, that allows the Company, from time to time, to offer up to $400,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities. Of the total $400,000,000 registered, $260,000,000 of Senior Subordinated Debt Securities have been sold.

     At February 28, 1994, the Company has $279,368,000 of Subordinated Debentures outstanding. These debentures do not require any cash payments for sinking fund requirements until fiscal 2003. The Company is in full compliance with covenant restrictions regarding these debentures.

     The Company intends to expand its business in the future; however, the Company's ability to expand will be limited by the availability of capital and the availability of cable television investments suitable for the Company. The strategic relationship the Company has agreed to enter into with BCI, in which BCI would purchase a 30 percent interest in the Company, would provide additional financing for the Company's expansion. BCI's proposed investment together with the Company's sale of its own equity or debt securities, subject to market conditions, and borrowings under the Company's credit facility would provide the funding to further the Company's strategic plans. Closing on the BCI transaction, which is subject to certain conditions, is expected to occur during the first quarter of fiscal 1995. Until that time or in the event the transaction is not consummated, the Company believes it will meet its capital needs, service its obligations, and maintain its liquidity using cash flow from operations, the sale of its own equity or debt securities, subject to market conditions, and borrowings under the Company's credit facility.

     Regulatory Matters. Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Company, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non- basic services. The FCC's rules became effective on September 1, 1993.

Based on the Company's assessment of the FCC's rulemakings concerning rate regulation under the 1992 Cable Act, the Company reduced rates charged for certain regulated services effective September 1, 1993. On an annualized basis, such rate reductions will result in an estimated reduction in revenue of approximately $5,500,000, or 4.5%, and a decrease in operating income before depreciation and amortization of approximately $5,200,000, or 9%. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. The new rate regulations, which were released in March 1994, will be effective on May 15, 1994, and will likely require further reductions in rates in most of the Company's owned and managed systems. The Company has not yet been able to quantify the impact of the new rate regulations, but it believes that the new rate regulations will have a negative effect on its revenues and operating income before depreciation and amortization. The Company has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

     The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial radio stations and, in some instances, low-power television stations carried by cable systems.

     The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned or managed by the Company, only one broadcast station withheld its consent to retransmission of its signal, and was no longer carried on October 6, 1993. As of October 11, 1993, however, the broadcast station had given its consent, and its signal was restored to that cable system. Certain other broadcast signals are being carried on October 6, 1993 pursuant to extensions offered to the Company by broadcasters, including a one-year extension for carriage of all CBS stations owned and operated by the CBS network (Los Angeles, Chicago, Philadelphia, Green Bay and Minneapolis). Other extensions for approximately 10 to 15 broadcast stations were obtained and approximately five such extensions are still in place. The Company expects to finally conclude retransmission consent negotiations with those remaining stations whose signals are being carried pursuant to extensions without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a material adverse effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a material adverse effect on the system.

     There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutional validity of the mandatory signal carriage requirements of the 1992 Cable Act. That decision has been appealed directly to the United States Supreme Court.
Appeals have been filed in the Federal appellate court challenging the validity of the FCC's retransmission consent rules.


                             RESULTS OF OPERATIONS

     Revenues. The Company derives its revenues from three primary sources: subscriber fees from Company-owned cable television systems, management fees from managed limited partnerships, and fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships. Total revenues for the three months ended February 28, 1994 increased $886,000, or 3%, from $32,387,000 reported in fiscal 1993 to $33,273,000 reported in fiscal 1994. Total revenues for the nine months ended February 28, 1994 increased $8,594,000, or 10%, from $89,531,000 reported in fiscal 1993 to $98,125,000 reported in fiscal 1994. These increases are reflective of the Company's purchase in November 1992 of the cable television system serving the areas in and around Alexandria, Virginia (the "Alexandria System") from one of its managed partnerships and the purchase in December 1993 of the cable television system serving North Augusta, South Carolina (the "North Augusta System"). The effect of these acquisitions was somewhat mitigated by the effect of the Company's sale in May 1993 of the cable television systems serving a portion of San Diego and Riverside County, California (the "San Diego System"). Disregarding the effect of these transactions, total revenues would have increased $436,000, or 1%, and $3,694,000, or 4%, for the three and nine months ended February 28, 1994, respectively.

     The Company's subscriber service revenue increased $690,000, or 2%, and $8,359,000, or 11%, for the three and nine months ended February 28, 1994 as compared to the same periods ended February 28, 1993, totaling approximately $28,939,000 and $85,155,000 for the current fiscal year versus approximately $28,249,000 and $76,796,000 for the prior fiscal year, respectively. The net effect of the purchases of the Alexandria System and the North Augusta System, and the sale of the San Diego System accounted for approximately $450,000, or 65%, and $5,215,000, or 62%, of the increase in subscriber service revenues for the three and nine months ended February 28, 1994, respectively. In addition, increases in the number of basic subscribers, as well as increases in revenues from premium service, pay-per-view, advertising sales and installation of service somewhat mitigated the effect of the reduction in the Company's basic rates due to the new basic rate regulations issued by the FCC in May

1993 with which the Company complied effective September 1, 1993. As discussed above, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further.

     The Company receives management fees generally equal to 5% of the gross operating revenues from its managed partnerships. Management fees increased $196,000, or 5%, totaling $4,334,000 for the three months ended February 28, 1994 compared to $4,138,000 for the same period one year ago. For the nine months ended February 28, 1994, management fees totaled $12,970,000 compared to $12,735,000, an increase of $235,000, or 2%. The increase in growth of management fee revenue is the result of increases in operating revenues of the Company's managed partnerships. Partnership revenues increased as a result of increases in basic subscribers as well as increases in revenues from pay-per-view, advertising sales and the installation of service. These increases somewhat mitigated the effect of the reduction in basic rates in the Company's managed partnerships due to the new basic rate regulations issued by the FCC in May 1993 with which the Company complied effective September 1, 1993. On February 22, 1994, the FCC announced a further ratemaking which, when implemented, could reduce rates further and negatively effect management fee revenues.

     In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of distributions upon the sale of cable television properties owned by such partnerships. No such revenues were received during the first nine months of fiscal 1994 or 1993.

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

     For the three months ended February 28, 1994, these costs decreased approximately 5% from $20,107,000 reported in fiscal 1993 to $19,039,000 reported for the same period in fiscal 1994. For the nine months ended February 28, 1994, these costs increased approximately 11%, from $50,941,000 reported in fiscal 1993 to $56,303,000 reported in fiscal 1994. During the third quarter of fiscal 1993, the Company recognized approximately $1,870,000 of non-cash compensation expense related to the granting of Class A Common Stock options. Approximately $65,100 of such expense was recognized during the third quarter of fiscal 1994. Somewhat mitigating the effect of the stock option expense were increases in satellite fees and premium service fees as well as plant related costs which totaled approximately $544,000 for the three months ended February 28, 1994. Increases in personnel costs, satellite fees and premium service fees, and advertising costs accounted for approximately $928,000, $1,596,000 and $259,000 of the increase in operating, general and administrative expenses for the nine months ended February 28, 1994. The net effect of the purchases of the Alexandria System and the North Augusta System and the sale of the San Diego System was an increase in these expenses of approximately $25,000 and $2,251,000 for the three and nine months ended February 28, 1994, respectively.

     Depreciation and amortization expense decreased $441,000, or 4%, from $11,504,000 reported for the three months ended February 28, 1993 to $11,063,000 reported in the current fiscal year. This decrease was due to the sale of the San Diego System in May 1993. Depreciation and amortization increased $202,000, or 1%, for the nine months ended February 28, 1994, totaling $32,045,000 in fiscal 1994 compared to $31,843,000 in fiscal 1993. This increase is due to the purchase of the Alexandria System in November 1992.

     Interest expense decreased $1,528,000, or 14%, for the three months ended February 28, 1994 from $10,899,000 reported in the third quarter of fiscal 1993 to $9,371,000 for the third quarter of fiscal 1994. Interest expense decreased $3,751,000, or 12%, for the nine months ended February 28, 1994 from $30,672,000 reported in fiscal 1993 to $26,921,000 reported during fiscal 1994. These decreases were primarily due to the redemption of the remaining $138,000,000 principal amount of the Company's 13% Subordinated Debentures due 2000 in May 1993. The effect of this redemption was somewhat mitigated by an increase in interest expense as a result of higher balances outstanding on the Company's revolving credit facility.

     Equity in losses of affiliated entities, which result primarily from depreciation and amortization expenses, increased $308,000, or 45%, and $1,023,000, or 50%, for the three and nine months ended February 28, 1994 from $691,000 and $2,055,000 in fiscal 1993 to $999,000 and $3,078,000 in fiscal
1994, respectively. These increases were primarily the result of losses recognized by the Company related to its 25% investment in Mind Extension University, Inc.

     Interest income increased $164,000, or 21%, from $791,000 reported for the three months ended February 28, 1993 to $955,000 reported in the current fiscal year. This increase is due to higher average balances outstanding from certain managed partnerships as well as interest income earned on advances made to Mind Extension University, Inc. Interest income decreased $116,000, or 4%, for the nine months ended February 28, 1994 totaling $2,847,000 in fiscal 1993 compared to $2,731,000 in fiscal 1994. This decrease is reflective of the fact that interest income was earned on excess cash on hand as a result of the Company's sale in July 1992 of $160,000,000 of 11.5% Senior Subordinated Debentures due 2008. This was somewhat mitigated by the increase in interest income in the third quarter of fiscal 1994 caused by the factors described above.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)      Exhibits

                        1)        Accountants' Review Letter, dated April 5,
                                  1994.
                       15) Letter Regarding Unaudited Interim Financial Statements.

         b)      Reports on Form 8-K

                        1) The letter of intent signed by the Company with BCE Telecom International, Inc. ("BCETI") whereby, among other things, BCETI would acquire a thirty percent (30%) equity interest in the Company for a total of approximately $400,000,000 was reported on Form 8-K filed with the Securities and Exchange Commission on December 2, 1993.

                        2) The letter of intent with attached term sheets dated December 2, 1993 between, among others, BCE Telecom International and the Company was reported on Form 8-K filed with the Securities and Exchange Commission on January 10, 1994.

                        3) The purchase from PacTel Cable of all of the shares of four United Kingdom companies engaged in the television/telephony business on January 27, 1994 by J.B. Acquisition Company, a Colorado general partnership consisting of the Company, Paine Webber Capital, Inc. and Sandler Capital Management and several of its affiliates was reported on Form 8-K filed with the Securities and Exchange Commission on February 18, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JONES INTERCABLE, INC.


                                        /s/ KEVIN P. COYLE
                                        Kevin P. Coyle
                                        (Group Vice President/Finance)

Dated:  April 13, 1994