Form 10-K
period 1994-05-31
JONES INTERCABLE INC
filed 1994-08-29
CIK 275605

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended May 31, 1994
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________ to ________
Commission file number:  1-9953

                             JONES INTERCABLE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                      Colorado                                                          84-0613514
                      --------                                                          ----------
               State of Organization                                                    (IRS Employer
                                                                                        Identification No.)

    P.O. Box 3309, Englewood, Colorado 80155-3309                             (303) 792-3111
(Address of principal executive office and Zip Code)         (Registrant's  telephone no. including area code)

          Securities registered pursuant to Section 12(g) of the Act:
          -----------------------------------------------------------
                          Common Stock, $.01 par value
                      Class A Common Stock, $.01 par value
           7.50% Convertible Subordinated Debentures due June 1, 2007

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      x                           No
                       -------                            -------

Aggregate market value as of August 15, 1994 of the voting stock held by non-affiliates:
Common Stock     $25,535,888           Class A Common Stock     $87,705,533

Shares outstanding of each of the registrant's classes of common stock as of August 15, 1994:
Common Stock:    4,913,021             Class A Common Stock:    14,817,088

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    x
                                    -------

                                     PART I
                               ITEM 1.  BUSINESS

THE COMPANY

         Jones Intercable, Inc. (the "Company") is a Colorado corporation organized in 1970. The Company is in the cable television business. It acquires, develops and operates cable television systems for itself, for affiliated managed public limited partnerships and for other affiliated entities.

         Jones Spacelink, Ltd. ("Spacelink"), a Colorado corporation organized in 1980 that also is engaged in the cable television business, owns approximately 58% of the Company's outstanding Common Stock (or approximately 14% of all outstanding shares of the Company taking into account both classes of the Company's common stock). Spacelink is a publicly held corporation controlled by Glenn R. Jones, the Chairman of the Board of Directors and Chief Executive Officer of both the Company and Spacelink.

         Approximately 79% of Spacelink's Class A Common Stock and 100% of its Class B Common Stock are owned by Jones International, Ltd. ("International"), also a Colorado corporation. Mr. Jones is the sole owner of all of the outstanding stock of International. Mr. Jones also directly owns approximately 6% of Spacelink's Class A Common Stock. Mr. Jones' direct and indirect stock ownership enables him to control the election of a majority of the Board of Directors of Spacelink and gives him voting power over approximately 86% of votes to be cast by all of Spacelink's shareholders.

         International also directly owns approximately 4% of the Common Stock of the Company. Mr. Jones is deemed to be the beneficial owner of all shares of both the Company and Spacelink owned by International, and his direct and indirect stock ownership enables him to control the election of a majority of the Company's Board of Directors and gives him voting power over approximately 48% of votes to be cast by all shareholders of the Company on matters not requiring a class vote.

         In March 1994, Bell Canada International acquired from the Company 2,500,000 shares of the Company's Class A Common Stock, representing approximately 13% of the Company's equity.

         At May 31, 1994, the Company had a total of approximately 2,850 employees. The executive offices of the Company are located at 9697 E. Mineral Avenue, Englewood, Colorado 80112, and its telephone number is (303) 792-3111. Unless the context otherwise requires, the term "Company" as used herein refers to Jones Intercable, Inc. and its subsidiaries.

THE CABLE TELEVISION INDUSTRY

         The cable television industry developed in the late 1940s and early 1950s in response to the needs of residents in predominantly rural and mountainous areas of the country where the quality of television reception was inadequate because of geographic location, surrounding terrain, man-made structures or the curvature of the earth. During recent decades, cable television systems have also been constructed in suburban areas and larger cities where signal interference problems or limited availability of channels created a desire for better reception and expanded service. Television reception is substantially improved by cable television because of its insulation from outside interference.

         The cable television industry, which started as a technical solution to the problem of delivering television signals to remote areas of rural America, has now become an entertainment staple in a majority of American homes. It is a dynamic, evolving and ever more complex industry. Cable penetration, or the percentage of U.S. television households that subscribe to cable television, now stands at approximately 63%. It is anticipated that national penetration of cable television will increase in the 1990s as the value of cable television is enhanced by additional entertainment programming choices, such as exclusive coverage of sporting events, and educational programs.

         A cable television system is a facility that receives satellite, broadcast and FM radio signals by means of high antennas, a microwave relay service or earth stations, amplifies the signals and distributes them by coaxial and/or fiber-optic cable to the premises of its subscribers, who pay a fee for the service. A cable television system may also originate its own programming for distribution through the cable.

         The physical plant of a cable television system consists of four principal operating components. The first, known as the "headend" facility, receives television and radio signals with microwave relay systems, special antennae and satellite earth stations. The second component, the distribution network, originating at the headend and extending throughout the system, consists of coaxial and/or fiber-optic cables placed on poles or buried underground, and associated electronic equipment. The third component of the system is a "drop cable" that extends from the distribution network into the subscriber's home and connects to the subscriber's television set. The fourth component, a converter, is the home terminal device necessary to expand channel capacity to permit reception of more than twelve channels.

         The cable television industry is undergoing significant change. With recent announcements of alliances between cable industry companies and telephone, computer and software companies, the nature of the cable television business seems to be changing from the traditional coaxial network delivering video entertainment to a more sophisticated, digital platform environment where cable systems could be capable of delivering the traditional programming as well as other services, including data, telephone and expanded educational and entertainment services on an interactive basis. See Item 1, The Company's Cable Television Business.

         SYSTEM OPERATIONS. Cable television system operations are generally conducted pursuant to the terms of a franchise or similar license granted by a state agency or by the local governing body for the area to be served. Franchises generally are granted on a non-exclusive basis for a period of 5 to 15 years. Joint use or pole rental agreements are normally entered into with electric and/or telephone utilities serving a cable television system's area and annual rentals generally range from $2 to $10 for each pole used. These rates may increase in the future. See Item 1, Franchises, Competition, and Regulation and Legislation.

         PROGRAMMING. Cable television systems generally offer various types of programming, which include basic service, tier service, premium services, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites and also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature.
FM radio signals are also frequently distributed to subscribers as part of the basic service. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") contains new broadcast signal carriage requirements, and the Federal Communications Commission ("FCC") has adopted regulations implementing these statutory carriage requirements. These new rules allow local commercial broadcast television stations to elect whether to demand that a cable system carry its signal ("must carry") or to require the cable system to negotiate with the station for "retransmission consent." If a local commercial broadcast television station required the cable system to negotiate with the station for retransmission consent, and the cable system was unable to obtain retransmission consent, the cable system would not be permitted to continue carriage of such station after October 6, 1993. No broadcast stations carried on Company-owned cable television systems that elected retransmission consent withheld consent to the retransmission of their signals. However, certain of these broadcast stations were carried after the deadline pursuant to temporary extensions of retransmission consent authority provided by the stations. The Company has concluded retransmission negotiations with all of these stations without having to terminate the carriage of any signal. See Item 1, Regulation and Legislation, Cable Television Consumer Protection and Competition Act of 1992.

         In most systems, tier services are also offered on an optional basis to subscribers. Those channels generally include most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network
(CNN), Turner Network Television (TNT), Family Channel, Discovery and others. Systems also offer a package that includes the basic service channels and the tier services.

         Cable television systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operator buys premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers served by the cable operator. Premium service programming usually is significantly more expensive for the system operator than the basic service or tier service programming, and consequently the system operator prices premium service separately when sold to subscribers.

         New cable television services have been developed and introduced over time since the inception of the cable television industry. One relatively new service currently being marketed by many cable television operators is pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis. In order to offer pay-per-view in an efficient manner, it is desirable to have addressable converters in subscribers' homes. The availability of any of these services and the ability to deliver these services is dependent upon many factors, including the channel capacity of any cable television system, technical feasibility and the like.

         SYSTEM REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for cable television systems. A subscriber to a cable television system generally pays an initial connection charge and a fixed monthly fee for the cable programming services received. The amount of the monthly service fee varies from one area to another, and historically has been a function, in part, of the number of channels and services included in the service package and the cost of such services to the cable television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to subscribers, with discounts generally available to subscribers receiving multiple premium services.

         Cable television operators have been able to generate additional revenue through the sale of commercial spots and channel space to advertisers. As with other forms of advertising, the cable television operator receives a fee from the advertisers that is based on the volume of advertising and the time of the day at which it is broadcast. Advertising, as well as fees generated by newer types of programming, such as home shopping and pay-per-view, represent potential additional sources of revenue for cable television systems. These services will not be regulated under the 1992 Cable Act, and therefore may be of greater significance to cable operators in the future.

         The ability of a cable operator to price its services based on these factors was a function of the fact that as of January 1, 1987, rates charged by cable television operators for basic service had been deregulated for approximately 90% of all cable television systems, as a result of the passage of the Cable Act of 1984. In October of 1992, however, Congress enacted the 1992 Cable Act. The 1992 Cable Act allows for a greater degree of regulation of the cable television industry, including rate regulation. Under the 1992 Cable Act's definition of "effective competition," nearly all cable systems in the United States, including those owned and managed by the Company, are again subject to rate regulation with respect to basic cable services. In addition, the FCC is permitted to regulate rates for non-basic service tiers other than premium services, in response to complaints filed by franchising authorities and/or cable subscribers. The rate regulations adopted by the FCC, which became effective September 1, 1993, provide for a benchmark and price cap system that is used to regulate basic and non-basic service rates, and cost-of-service showings are available to cable operators to allow them to justify rates above benchmark levels. The Company reduced service rates for basic and tier services in its owned and managed systems as required effective September 1, 1993. The Company has been negatively impacted by this reduction. The reduction resulted in a decrease in operating revenues in those systems which was somewhat mitigated by increases in revenues from premium service, pay-per-view and advertising sales. On February 22, 1994, the FCC adopted several rate orders including an order which revised its benchmark regulatory scheme. The FCC's new regulations will generally require rate reductions of 17% of September 30, 1992 rates, absent a successful cost-of-service showing. The new regulations became effective on May 15, 1994. The Company has elected to file cost-of-service showings for the following Company-owned systems:
Alexandria, Virginia; Charles County, Maryland; Pima, Arizona; Jefferson County, Colorado and North Augusta, South Carolina. For these systems, the Company anticipates no further reductions in revenues or operating income before depreciation and amortization. The Company's Anne Arundel, Maryland cable television system is subject to effective competition as defined by the 1992 Cable Act and, as a result, will not experience reductions in revenues or operating income before depreciation and amortization due to the new regulations. The Company complied with the new benchmark regulations and reduced rates in its Oxnard and Walnut Valley, California cable television systems. See Item 1, Regulation and Legislation and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

         INDUSTRY GROWTH. Based upon information obtained by the Company from industry sources, the Company believes that the following table demonstrates the growth of the cable television industry in the United States for the periods indicated:

                                                                            Approximate Percentage
                                     Approximate Number                     of TV Households With
End of Year                       of Basic Subscribers(1)                   Basic Cable Service(2)
- - -----------                       -----------------------                   ----------------------
1982                                    29,340,570                                   35%
1983                                    34,113,790                                   41%
1984                                    37,290,870                                   44%
1985                                    39,872,250                                   46%
1986                                    42,237,140                                   48%
1987                                    44,970,880                                   51%
1988                                    48,636,520                                   54%
1989                                    52,564,470                                   57%

1990                                    54,871,330                                   59%
1991                                    55,786,390                                   61%
1992                                    57,211,600                                   62%
1993                                    58,834,440                                   63%

_______________

(1) The number of basic subscribers is computed by dividing the sum of total individual-dwelling subscribers and total revenues from bulk-rate subscribers by the standard basic service rate.

(2) The percentage is computed by dividing the number of basic subscribers by the number of TV households in the United States (94,135,104 TV households in 1993).

THE COMPANY'S CABLE TELEVISION BUSINESS

         The Company acquires, develops and operates cable television systems for itself and for its managed public limited partnerships.

         The Company has grown by acquiring and developing cable television systems for both itself and its managed limited partnerships, primarily in suburban areas with attractive demographic characteristics. One of the primary factors utilized by the Company in deciding to acquire a particular cable television system is the potential of the system for operating cash flow growth and value appreciation. Key elements of the Company's operating strategy include increasing basic penetration levels and revenue per subscriber through targeted marketing, superior customer service and maintenance of high technical standards. The Company has deployed fiber optic cable wherever practical in its current rebuild and upgrade projects, which improves system reliability and picture quality, increases channel capacity and provides the potential for new business opportunities. Additionally, the Company has focused on pay-per-view and advertising as revenue growth opportunities, and expects to continue to do so in the future.

         Within the past several years, and at an increasing pace recently, the cable television industry has seen much change. With recent announcements of alliances between cable industry companies and telephone, computer and software companies, the Company believes that the nature of the cable television business is changing from the traditional coaxial network delivering video entertainment to a more sophisticated, digital platform environment where cable systems could be capable of delivering the traditional programming as well as other services, including data, telephone and expanded educational and entertainment services on an interactive basis. As this convergence of various technologies progresses, it likely will require cable television companies to reevaluate their system architecture and to upgrade their cable plants if they want to take advantage of the new opportunities for revenue and growth that are expected to result. The Company is, on an ongoing basis, evaluating its position in this changing marketplace and intends, where possible, to pursue these opportunities as they evolve. The ability of the Company to do so, however, will be dependent in large part on the availability of debt and equity financing and/or its ability to structure strategic alliances with companies engaged and experienced in compatible businesses. The Company has reached an agreement with Bell Canada International Inc. as part of this strategy. See Item 1, Proposed Acquisition by Bell Canada International Inc. of the Company's Class A Common Stock.

         With respect to the systems owned by the Company and its subsidiaries, the Company earns revenues through monthly service rates and related charges to cable television subscribers. The Company's subscribers have the option to choose a limited basic service consisting generally of broadcast stations and a few cable networks ("basic" service) or a package of services consisting of basic service and tier services ("basic plus" service). The tier service generally consists of most of the cable networks, including ESPN, USA Network, CNN, Discovery, Lifetime and others. See Item 1, The Cable Television Industry, Programming.

         The monthly service rates include fees for basic service, tier service and premium services. As of September 1, 1993, as a result of the requirements of the 1992 Cable Act, the Systems' rate structures for cable programming services and equipment were revised. These rate structures were further revised in February 1994, as a result of the FCC's adoption of an order revising its benchmark regulatory scheme. See Item 1, Regulation and Legislation. At May 31, 1994, monthly basic service rates ranged from $6.95 to $17.50 for residential subscribers, monthly basic and tier ("basic plus") service rates ranged from $14.40 to $24.80 for residential subscribers, and monthly premium services ranged from $1.39 to $11.95 per premium service. Charges for additional outlets were eliminated, and charges for remote controls and converters were "unbundled" from the programming service rates. In addition, the Company earns revenues from pay-per-view programs and advertising fees. Pay-per-view programs, which usually are either unique sporting events or recently released movies, are available on many of the Company's cable television systems. Subscribers are permitted to choose individual movies for a set fee ranging from $1.50 to $6.95 per movie and individual special events for a set fee ranging from $5.95 to $39.95 per event. Related charges may include a nonrecurring installation fee that ranges from $4.52 to $52.00; however, from time to time the Company has followed the common industry practice of reducing the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, subscribers are free to discontinue the service at any time without penalty, and most terminations occur because a subscriber moves to another home or to another city. For the fiscal year ended May 31, 1994, of the total fees received by Company-owned systems, basic and basic plus service fees accounted for approximately 65% of total revenues, premium service fees accounted for approximately 20% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 3% of total revenues and the remaining 9% of total revenues came from equipment rentals, installation fees and program guide charges. The Company is dependent upon continuous monthly service charges to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs.

         As the general partner of the managed limited partnerships, the Company earns management fees which are generally 5% of the gross revenues of the partnership, not including revenues from the sale of cable television systems or franchises. To the extent that partnership revenues decrease as a result of the implementation of rate regulation under the 1992 Cable Act, the Company's management fees will be reduced accordingly. See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations. The Company also receives reimbursement from the partnerships for certain allocated overhead and administrative expenses incurred by the Company in its management activities. From time to time, the Company has made advances to certain of its managed limited partnerships and has deferred collection of management fees and expense reimbursements owed by certain of its managed limited partnerships to allow for expansion of a cable television system or other cash needs of such a partnership. Upon dissolution of a Company-managed partnership or the sale or refinancing of its cable television systems, the Company is generally entitled to receive 25 percent of the net remaining assets of such partnership, after payment of partnership debts and after investors have received an amount equal to their capital contributions plus, in most cases, a stated preferential return on their investment.
Pursuant to the terms of the various limited partnership agreements, the Company has full operational control of the management and day-to-day business of the partnerships.

         The Company historically has found that the cash flow of a particular cable television system and the long-term value of that system can be increased as a result of (i) the addition of new subscribers through increased market penetration, (ii) the building of extensions to reach new potential subscribers in the franchise area, (iii) the addition of new programming services or products, and (iv) periodic rate adjustments. Increases in subscribers usually result from specific marketing efforts undertaken by a cable system operator within the community, which may include telephone solicitation, particular program promotions, direct mailings, increased advertising or other means. A cable operator also can build extensions to systems, which increase the number of homes passed by the cable system and the number of potential subscribers, and thereby increase the potential revenue from additional subscriber fees.
The building of extensions to cable television systems usually occurs due to the development within the system's franchise area of a new housing area adjacent to areas then served by the system or the availability of a franchise for an area adjacent to the current franchise area. In addition, increased revenues may be generated from the offering of additional services to subscribers. New cable services have been developed and introduced since the inception of the cable television industry, and new cable services are expected to continue to develop. These services could include new premium services offering particular kinds of movies, sporting events or the like. No assurance can be given that the Company will be able to increase the cash flow of any particular cable television system or the value of that system by any of the methods described above, and the rate regulations under the 1992 Cable Act limit the amount of any rate increases with respect to regulated services the Company will be able to implement in the future.

         Increases in cash flow, as well as increases in long-term value, of a cable television system can also be realized through cost efficiencies.
Because the Company manages
numerous cable television systems for itself and affiliated entities, its cable television systems generally benefit from a reduction in certain costs associated with operations. The Company is able to purchase programming services and cable system equipment at lower prices than would otherwise be available to a single cable system owner due to the volume of business that the Company and its affiliates conduct with such suppliers and vendors. In addition, the Company has developed over time certain centralized operating and marketing systems that are made available to the cable television systems owned by the Company, its managed partnerships and other affiliates. While the Company will seek to implement additional cost efficiencies in its cable television properties, no assurance can be given that it will be able to do so, or that any increase in cash flow or value will result therefrom.

         The Company's business consists of providing cable television services to a large number of customers, the loss of any one or more of which would have no material effect on the Company's business. Each of the cable television systems owned or operated by the Company has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in systems owned or operated by the Company is not significant. The Company's policy with regard to these accounts is basically one of disconnecting service before a past due account becomes material.

         The Company does not depend to any material extent on the availability of raw materials, it carries no significant amounts of inventory and it has no material backlog of customer orders. The Company has engaged in research and development activities relating to the provision of new services, but the amount of funds expended for such research and development has never been material. Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Company.

THE COMPANY'S CURRENT PLANS FOR GROWTH

         The Company currently envisions growth principally through acquisitions of certain of the cable television systems currently owned by its managed partnerships, subject to the Company's determination that an available system meets the Company's investment objectives and the availability of debt and/or equity financing at the time the various partnerships achieve their investment objectives. One of the advantages of buying cable television systems from its managed limited partnerships is that the Company is familiar with the system, its technical capacity, franchise terms and general operations, having managed such systems generally for a significant period of time prior to acquisition. The Company has the right under the terms of the limited partnership agreements to acquire the cable television systems held by such managed partnerships at fair market value based upon independent appraisals. The approval of the holders of a majority of the limited partnership interests in a selling partnership is generally required in the event that the proposed sale of any system to the Company would constitute the sale of all or substantially all of the assets of that partnership. The process of soliciting proxies in favor of a sale to the Company can be time consuming and there can be no assurance that such approval will be obtained. The Company may also acquire cable television systems from unaffiliated parties if such systems, because of their size, geographic location and income and/or growth potential, meet the Company's investment objectives, and if the Company has available to it sufficient debt and/or equity capital.

         The recent affiliation of the Company and Bell Canada International Inc. ("BCI") will also significantly affect the Company's current plans for growth. In March 1994, BCI acquired from the Company 2,500,000 shares of the Company's Class A Common Stock at $22.00 for an investment of $55,000,000. On May 31, 1994, the Company entered into an Exchange Agreement and Plan of Reorganization and Liquidation (the "Spacelink Agreement") pursuant to which the Company will acquire substantially all of the assets of Spacelink and assume all of the liabilities of Spacelink in exchange for 4,100,000 shares of the Company's Class A Common Stock. See Item 1, Proposed Acquisition of Spacelink. Also on May 31, 1994, the Company entered into a Stock Purchase Agreement (the "BCI Agreement") with BCI pursuant to which (i) the Company will issue up to 7,500,000 shares of its Class A Stock for $27.50; (ii) BCI will agree to invest up to an additional $138,750,000 for shares of the Company's Class A Stock to maintain its 30% equity interest in the event the Company makes future offerings of Class A Common Stock, for an aggregate investment by BCI in the Company of $400,000,000; (iii) BCI would be entitled to designate for nomination up to three persons separately and up to three persons jointly (with Glenn R. Jones) for election to the Board of Directors of the Company and to designate certain personnel to be retained by the Company; and (iv) BCI would obtain certain contractual rights to approve major corporate actions of the Company. See Item 1, Proposed Acquisition by Bell Canada International Inc. of the Company's Class A Common Stock. If consummated, these transactions will result in the acquisition of Spacelink's business by the Company, a significant additional investment by BCI in the Company, the dissolution of Spacelink and the distribution of its assets to its shareholders.

         Generally, the management and operations of the Company after closing of the Spacelink Agreement and the BCI Agreement will remain as they are currently. The cable television and other operations to be acquired from Spacelink will likely be managed by those persons who presently have charge of such operations, including the management of Spacelink's limited partnerships, which are not otherwise affected by the Spacelink transaction. It is anticipated that all employees of Spacelink will become employees of the Company.

         If the BCI Agreement closes, the Company will have the funds provided by that transaction, as well as an enhanced ability to borrow funds that the BCI relationship is expected to provide. Having additional funds should allow the Company to expand its business over time by acquiring additional properties, including certain properties now held by its managed limited partnerships. No such properties have been selected as of the date hereof.

         In the view of the Company's Board of Directors, the alliance between BCI and the Company will bring to the Company more than just needed equity capital. BCI, through its parent company and its affiliates, is engaged in many areas of the telecommunications business. BCE Inc., the parent of BCI, is the largest telecommunications company in Canada. BCE Inc. is also the parent company of Bell Canada, the largest provider of telecommunications services in Canada. Bell Northern Research, an affiliate of BCI, is Canada's largest research and development organization and is engaged in developing and analyzing new technologies used in the telecommunications area. Northern Telecom, a 52% subsidiary of BCE Inc., is a leading global manufacturer of telecommunications equipment. As cable television systems in the United States evolve and change into more sophisticated digital networks providing traditional television entertainment, telephone and data services, and as competition between cable television operators, telephone companies and others develops, the relationship between BCI and the Company will be of critical importance in providing the Company with access to expertise and experience that it would not otherwise have available.

CABLE TELEVISION SYSTEMS OWNED BY THE COMPANY AND BY COMPANY-MANAGED LIMITED PARTNERSHIPS

         At May 31, 1994, the Company managed 40 cable television systems, 31 of which, operating in 17 states, were owned by Company-managed partnerships and 9 of which, operating in 7 states, were owned by the Company. The Company's existing managed partnerships own cable television systems located in California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New Mexico, New York, Oregon, South Carolina and Wisconsin. The Company-owned cable television systems are located in Arizona, California, Colorado, Maryland, North Carolina, South Carolina and Virginia.

         The Company has raised approximately $1.3 billion from the sale of interests in public limited partnerships. At May 31, 1994, Company-owned systems served approximately 270,000 basic subscribers who subscribed to a total of approximately 224,000 pay units. And, at such date, systems held by Company-managed partnerships served approximately 864,000 basic subscribers who subscribed to a total of approximately 652,000 pay units. (Each premium service subscribed to equals one pay unit.) According to industry sources, the Company ranks among the top 15 multiple system cable television operators in the United States.

CABLE TELEVISION SYSTEMS HELD BY THE COMPANY FOR COMPANY-MANAGED LIMITED PARTNERSHIPS

         The Company from time to time has acquired cable television systems for the account of its various managed limited partnerships and temporarily held title thereto for the purposes of facilitating the acquisition of such cable television systems or franchises or the borrowing of money or obtaining of financing for the partnerships. It has transferred such cable television systems or franchises to the partnerships for a purchase price no greater than the cost of such cable television systems or franchises to the Company, plus carrying costs incurred by the Company during the holding period. During the Company's fiscal year ended May 31, 1994, the Company did not hold any cable television systems for the account of its managed limited partnerships, and the Company has no present plans to acquire any cable television system for the account of a managed partnership.

ACQUISITION OF CABLE TELEVISION SYSTEM BY THE COMPANY

         On January 28, 1993, the Company entered into an agreement with American Cable TV Investors 2 ("ACT 2") (the "North Augusta Agreement") to acquire the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $28,500,000, subject to normal closing adjustments. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by the Company on behalf of one of its partnerships. As a result of renegotiation of the North Augusta Agreement, the purchase price was reduced to $27,200,000, subject to normal closing adjustments. The transaction closed on December 15, 1993. The Company paid Jones Group, an affiliate of the Company, $680,000 for brokerage services related to this acquisition.

SALE OF CABLE TELEVISION SYSTEM BY THE COMPANY

         On January 7, 1994, the Company entered into an agreement with Bresnan Communications Company ("Bresnan") to sell its Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Bresnan and Time Warner Cable, a division of Time Warner Entertainment, L.P. ("TWC"), have agreed to a like-kind exchange of assets whereby TWC would acquire the Gaston System from Bresnan and Bresnan would acquire from TWC the assets of certain cable television systems owned by TWC. On July 25, 1994, the Company sold its Gaston System for the purchase price less normal closing adjustments. The Company paid Jones
Group a commission of 2 1/2% of the purchase price, or $912,500, in connection with brokering the sale of the Gaston System. Proceeds to the Company from the sale of the Gaston System were used to pay amounts outstanding on the Company's credit facility.

PROPOSED ACQUISITION OF SPACELINK

         On May 31, 1994, the Company and Spacelink entered into an Exchange Agreement and Plan of Reorganization and Liquidation (the "Spacelink Agreement") providing that, subject to receiving the approval of the shareholders of the Company and Spacelink, the Company will acquire from Spacelink substantially all of the assets of Spacelink (other than the 2,859,240 shares of the Company's Common Stock presently held by Spacelink). The Company has agreed to assume all the liabilities of Spacelink, as set forth in the Spacelink Agreement, other than liabilities with respect to dissenting shareholders. In exchange, the Company will issue 4,100,000 shares of the Company's Class A Stock, which shares shall be registered under the Securities Act of 1933. Pursuant to the Spacelink Agreement, Spacelink will liquidate and distribute its assets, including all of the shares of the Company's Common

Stock and Class A Common Stock held by Spacelink, to its shareholders. International has agreed that a portion of the Company's Class A Common Stock that would have been received by it upon the dissolution of Spacelink will instead be reallocated to the other shareholders of Spacelink (the "Minority Shareholders"), excluding International, Glenn R. Jones and their subsidiaries (the "Reallocation"). After giving effect to the distribution made upon the liquidation of Spacelink and the Reallocation, and assuming the exercise of all outstanding Spacelink stock options, each non-dissenting Minority Shareholder will receive .09629 shares of the Company's Class A Common Stock and .03567 shares of the Company's Common Stock for each share of Spacelink held. Mr. Jones, International and the subsidiaries of International will receive, on a per-share basis, fewer shares of the Company's Class A Common Stock than the Minority Shareholders because of the Reallocation. The obligations of the Company and Spacelink under the Spacelink Agreement are subject to the satisfaction or waiver by each such party, at or prior to closing, of several conditions. There can be no assurance that this transaction will be consummated.

PROPOSED ACQUISITION BY BELL CANADA INTERNATIONAL INC.
OF SHARES OF THE COMPANY'S CLASS A COMMON STOCK

         On December 2, 1993, the Company and Bell Canada International Inc. ("BCI") entered into a letter of intent providing for an investment by BCI in the Company in exchange for an approximate 30% equity interest in the Company. From January 1994 through May 1994, the Company and BCI negotiated definitive terms of their agreement.

         On March 25, 1994, BCI acquired from the Company, pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, 2,500,000 shares of the Company's Class A Common Stock at $22.00 a share. This investment resulted in BCI owning approximately 13% of the issued and outstanding shares of the Company, and the Company received cash proceeds of $55,000,000. The proceeds to the Company were used to repay outstanding indebtedness under the Company's revolving credit facility.

         On May 31, 1994, BCI and the Company entered into a Stock Purchase Agreement (the "BCI Agreement") providing for the sale by the Company to BCI of 7,500,000 shares of the Company's Class A Common Stock at $27.50 a share, which, when added to BCI's existing shareholdings in the Company, will result in BCI owning 30% of the issued and outstanding shares of the Company. The closing of the BCI Agreement will take place no later than ten business days after satisfaction of the conditions described in the BCI Agreement or December 31, 1994 (the "Closing"). At the Closing, BCI will deliver to the Company the purchase price for the shares of the Company's Class A Common Stock being purchased and the Company will execute and deliver certain related agreements as provided by the BCI Agreement.

         BCI entered into the BCI Agreement with the Company as part of a larger transaction whereby BCI would ultimately be able to gain control of the Company through the acquisition of sufficient shares of the Company's Common Stock to control the Company's Board of Directors. Spacelink currently owns approximately 58% of the Company's Common Stock, and International owns all of Spacelink's Class B Common Stock and approximately 79% of Spacelink's Class A Common Stock. Glenn R. Jones owns all of the outstanding shares of International.

         If the Spacelink Agreement is consummated, of which there is no assurance, International and Mr. Jones will grant to BCI an option (the "Control Option") to purchase all of the shares of the Company's Common Stock held, directly or indirectly, by them, in consideration of the payment by BCI to International and Mr. Jones of a non-refundable deposit of $19.00 for each share. The deposit is not deducted from the exercise price to be paid by BCI upon exercise of the Control Option. The Control Option may be exercised during any of the following periods: (i) the period commencing on the day Mr. Jones becomes incapacitated or dies; (ii) the period commencing on the day that Mr. Jones resigns as Chairman and Chief Executive Officer of the Company; (iii) the period commencing on the day that BCI receives a written notice from International and Mr. Jones requesting that BCI exercise the Control Option;
(iv) the period commencing on the seventh anniversary and ending on the eighth anniversary of the closing of the BCI Agreement; and (v) the period commencing on the day of a Jones bankruptcy event and ending 30 days after written notice thereof.

         In the event that the Spacelink Agreement is not consummated, there will be no liquidation of Spacelink and no distribution of any shares of the Company's stock to the Spacelink shareholders. Instead, Spacelink will grant to BCI an option on the 2,859,240 shares of the Company's Common Stock owned by Spacelink pursuant to the terms of an option agreement (the "BCI-Spacelink Option Agreement") in consideration of the payment by BCI to Spacelink of a non-refundable deposit of $19.00 a share. The option deposit will not offset amounts payable by BCI upon the exercise of the option. The option may be exercised during the same periods provided in the foregoing paragraph. If the BCI-Spacelink Option Agreement becomes effective, Spacelink and BCI will enter into a shareholders agreement providing, among other things, that Spacelink must refer to the Company certain of its investment opportunities, including all opportunities to invest in cable television systems, wireline communications services in certain markets and broadband multi-media services in certain markets.

         Upon the closing of the BCI Agreement, BCI, International, Glenn R. Jones and the Company will enter into the following related agreements: (i) a Shareholders Agreement providing for certain arrangements concerning the operation and governance of the Company, certain rights of BCI to consent to corporate and business transactions, purchases of the Company's capital stock in the open market, transfer restrictions, tag along rights and third party offers and provisions relating to the option granted by International and Mr. Jones to BCI; (ii) a Supply and Services Agreement pursuant to which BCI will provide the Company with access to the expert advice of personnel from BCI and its affiliates for the equivalent of three man-years on an annual basis in consideration of the payment by the Company of $2 million to BCI; (iii) a Secondment Agreement pursuant to which BCI will provide up to ten people to the Company for a period which is the same as that of the Supply and Services Agreement. These persons, who must be approved by the Company, will all be personnel of

BCI or its affiliates who have experience in certain specific areas of operations and other aspects of BCI's business.

INTERNATIONAL INVESTMENTS BY THE COMPANY AND ITS AFFILIATES

         United Kingdom. On July 22, 1994, the Company and certain of its subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales ("Bell Cablemedia") in exchange for 6,035,648 American Depositary Shares ("ADSs") representing 30,178,240 Ordinary Shares of Bell Cablemedia. At the closing, the Company transferred its equity interests in the companies that owned the Leeds, South Hertfordshire, Norwich, Peterborough, Broadland and Fenland franchises and the Company's equity interest in and shareholder loans to ELT Acquisition Company Limited to Bell Cablemedia. Also on July 22, 1994, Jones Global Group, Inc., a corporation owed 38% by the Company and 62% by International and certain of Jones Global Group Inc.'s subsidiaries (Jones Global Group, Inc. and its subsidiaries are herein collectively referred to as "Global Group"), also transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 3,663,584 ADSs representing 18,317,920 Ordinary Shares of Bell Cablemedia, of which 1,100,000 ADSs representing 5,500,000 Ordinary Shares were sold on July 22, 1994 in connection with Bell Cablemedia's initial public offering. At the closing, Global Group transferred its equity interests in the companies that owned the Leeds and Aylesbury-Chiltern franchises, its general partner interest in Jones United Kingdom Fund, Ltd. and the assets of its United Kingdom management subsidiary to Bell Cablemedia. As a result of these transactions, the Company and Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom; the Company and Global Group do, however, own indirect interests in cable/telephony properties in the United Kingdom through their respective 9.7% and 4.2% ownership of Bell Cablemedia. Messrs. Glenn R. Jones, a director and Chief Executive Officer of the Company and Global Group, and Patrick J. Lombardi, a director of the Company and a director and officer of Global Group, have become members of the board of directors of Bell Cablemedia.

         Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80% by BCI and 20% by Cable & Wireless plc ("C&W").

         On June 10, 1994, Bell Cablemedia filed a registration statement with the Securities and Exchange Commission (the "SEC") in connection with the offerings in the United States and internationally of 12,000,000 ADSs by Bell Cablemedia and 1,100,000 ADSs by Global Group (the "ADS Offerings"). Bell Cablemedia also filed a registration statement with the SEC in connection with the offering of 11.95% Senior Discount Notes due 2004 (the "Notes Offering"). The ADS Offerings registration statement and the Notes Offering registration statement were both declared effective by the SEC on July 15, 1994. The ADS Offerings, which closed on July 22, 1994, provided net cash proceeds of approximately $184.4 million to Bell Cablemedia, and the Notes Offering, which also closed on July 22, 1994, provided net cash proceeds of approximately $263.1 million to Bell Cablemedia.

         The ADS offerings provided net cash proceeds of $17,547,888 to Global Group. The proceeds from the sale of the ADSs by Global Group are intended to allow it to satisfy expected U.S. and U.K. tax liabilities in connection with the transactions.

         The ADSs received by the Company are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), and the Company will not be able to sell its ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are registered by a subsequent registration statement. Prior to Bell Cablemedia's initial public offering, there was no public market for its Ordinary Shares (in the form of ADSs or otherwise). The ADSs are now quoted on the NASDAQ National Market System under the symbol "BCMPY." Bell Cablemedia, BCI, C&W, the Company and Global Group have agreed that, for a period of 180 days after July 15, 1994 (the date of the definitive prospectuses used in Bell Cablemedia's ADS Offerings), they will not sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia (except for those ADSs received by Global Group that were sold as part of the ADS Offerings) without the prior written consent of the lead U.S. underwriters of the ADS Offerings. Pursuant to the terms of a principal shareholders registration rights agreement, Bell Cablemedia has granted certain demand and piggy-back registration rights to BCI, C&W, the Company and Global Group. With the exception of demand registration rights relating to the ADSs issued to C&W, the Company and Global Group on July 22, 1994 in connection with the above-described transactions, which become exercisable approximately three years from July 15, 1994, the registration rights granted by the principal shareholders registration rights agreement become exercisable 180 days following July 15, 1994. In all cases, however, the registration rights are subject to certain limitations, including the provision that demand registration rights may not be exercised within 90 days after the effective date of Bell Cablemedia's most recent registration statement. In addition, pursuant to the terms of a separate registration rights agreement, Bell Cablemedia has agreed to file promptly with the SEC a registration statement covering all of the ADSs received by the Company and Global Group in connection with Bell Cablemedia's acquisition of the United Kingdom holdings of the Company and Global Group (except for those ADSs received by Global Group that were sold as part of the ADS Offerings) and to keep such registration statement effective for a period of approximately three years from the closings of the ADS Offerings. Although they have no current plans to sell any of their ADSs, the Company and Global Group anticipate that they will be able to sell their ADSs pursuant to this registration statement 180 days following July 15, 1994.

         After giving effect to Bell Cablemedia's acquisition of the United Kingdom holdings of the Company and Global Group and the closings of the ADSs Offerings on July 22, 1994, BCI indirectly owns approximately 42.2%, C&W indirectly owns approximately 12.8%, the Company owns approximately 9.7% and Global Group owns approximately 4.2% of the issued and outstanding shares of Bell Cablemedia.

         The Company and Global Group, respectively, paid advisory fees of L.414,854 ($632,569) and L.251,812 ($383,963) to Jones Financial Group, Ltd., a
subsidiary of

International, for its services to the Company and Global Group in connection with the aforementioned transactions.

         BCI, C&W, the Company and Global Group (the Company and Global Group are herein collectively referred to as the "Jones Entities") have entered into a shareholders agreement relating to their holdings in Bell Cablemedia. The shareholders agreement provides in part that each of BCI, C&W and the Jones Entities is entitled (a) to nominate directors for election to Bell Cablemedia's board of directors according to its shareholdings in Bell Cablemedia; (b) to have one observer present at meetings of Bell Cablemedia's board of directors; (c) unless the board of directors determines otherwise, to be represented on committees of the board of directors and on the boards of directors of subsidiaries of Bell Cablemedia; and (d) to use its votes at general meetings in support of the election of such nominees as directors of Bell Cablemedia.

         The shareholders agreement also requires each of BCI, C&W and the Jones Entities, respectively, to offer any Ordinary Shares or ADSs of Bell Cablemedia which it wishes to sell to the others before selling to any third party. In addition, before purchasing Ordinary Shares or ADSs of Bell Cablemedia from any third party, each of BCI, C&W and the Jones Entities, respectively, are obliged to offer to purchase such Ordinary Shares or ADSs from the others.

         Except as otherwise provided by the shareholders agreement, BCI, C&W and the Jones Entities have preemptive rights to purchase newly issued Ordinary Shares or ADSs issued by Bell Cablemedia for cash.

         The Company has entered into a technical assistance agreement with Bell Cablemedia under which the Company (or one of its affiliates) has agreed to provide to Bell Cablemedia consulting services, research and development resources, management services and technical assistance in relation to telecommunications services for the provider's direct costs plus an additional amount of 15% of such costs. The technical assistance agreement is terminable by either party at any time on three months' notice following the date upon which the Company no longer has the right to nominate a director for election to the board of directors of Bell Cablemedia pursuant to the shareholders agreement.

         Bell Cablemedia has agreed to indemnify the Company, Global Group and their affiliates in respect of all costs, expenses, losses, liabilities and damages suffered or incurred by them resulting from any untrue statement or omission contained in any registration statement or prospectus relating to the ADS Offerings or the Note Offerings other than costs, expenses, losses, liabilities and damages resulting from any information in such documents relating to the Company, Global Group or their affiliates provided to Bell Cablemedia by the Company, Global Group or their affiliates. The Company, Global Group and their affiliates have agreed to indemnify Bell Cablemedia in respect of all costs, expenses, losses, liabilities and damages suffered or incurred by Bell Cablemedia resulting from any untrue statement or omission contained in any registration statement or prospectus relating to the ADS Offerings or the Note Offerings relating to the Company, Global Group or their affiliates provided to Bell Cablemedia by the Company, Global Group or their affiliates.

         Pursuant to a cross-indemnity agreement, Bell Cablemedia has agreed to indemnify the Company for any amounts that the Company may be called upon to pay in connection with certain performance bonds guaranteed by the Company as a shareholder of ELT Acquisition Company Limited.

         Spain. Jones Spanish Holdings, Inc. ("Spanish Holdings"), a corporation owned 38% by the Company and 62% by International, has explored cable television system acquisition, development and operation opportunities in Spain. During fiscal year 1994, the Company advanced approximately $769,300 in these operations, and as of May 31, 1994, the Company's aggregate advances in these activities in Spain was approximately $7,684,300. In June 1994, Spanish Holdings agreed to transfer all of its interests in its cable/telephony properties in Spain to Bell Cablemedia in exchange for 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. The closing of this transaction is expected to occur in September 1994. The ADSs to be received by Spanish Holdings will be restricted securities within the meaning of Rule 144 under the Securities Act, and Spanish Holdings will agree not to sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia for a period of 180 days after July 15, 1994. Spanish Holdings will be entitled to sell the ADSs received in connection with this transaction pursuant to the terms of the registration rights agreements discussed above.

INVESTMENT IN MIND EXTENSION UNIVERSITY, INC.

         During fiscal 1992 and 1993, the Company invested $10,000,000 in MEU for 25% of stock of MEU, which also received certain advertising avails and administrative and marketing considerations. The number of shares of Class A Common Stock of MEU issued to the Company was based on the average of two separate independent appraisals of MEU. In May 1993 and December 1993, the Board of Directors of the Company approved a $10,000,000 advance and a $5,000,000 advance to MEU on an as needed basis. Of these advances, one-half will be converted into shares of Class A Common Stock of MEU at a price per share equal to the value of such shares as established by the next equity investment in MEU by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. On May 3, 1994, the Board of Directors of the Company approved an additional $5,000,000 advance to MEU on an as needed basis. Any amount outstanding will earn interest at the Company's weighted average cost of borrowing plus two percent. As of May 31, 1994, $758,300 of the $5,000,000 had been advanced, for an aggregate total indebtedness of MEU to the Company of $15,758,300, in addition to the Company's $10,000,000 equity investment.

CABLE TELEVISION FRANCHISES

         The cable television systems owned or managed by the Company are constructed and operated under fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") that are generally non-exclusive and are granted by state and/or local governmental authorities. The Company's franchises require that franchise fees ranging from 3% to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. During the next three to five years, the renewal process must commence for a significant number of the franchises for cable television systems owned or managed by the Company and its affiliates. To date, the Company has not experienced significant problems in renewing its franchises, nor does it currently expect to encounter significant problems in renewing its franchises in the future. As part of the renewal process, the Company may in some instances be required to provide additional services or incur capital expenditures for the system involved. See Item 2, Properties, Cable Television Systems Owned by the Company.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Company has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are several overbuilds in the Company's systems. It is the Company's belief, however, that not all overbuilds are economically successful and could result in the overbuilder abandoning the overbuild or selling its system to the existing cable operator. Constructing and developing a cable television system is a capital intensive process and, because most cable television systems provide essentially the same programming, it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder also would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government, such as a city or town, and in some such cases, no franchise would be required. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas. See Item 1, Competition for Subscribers in the Company's Systems.

COMPETITION

         COMPETITION IN THE INDUSTRY. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, pose the greatest potential threat to the cable television industry. MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Company has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Company's cable television systems. However, given the fact that these are emerging services, the effect of competition from these technologies on the overall profitability of the cable television industry is difficult to predict at this time. While the MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration, the previous unavailability of frequency spectrum, programming services and the regulatory delays encountered by MMDS systems in obtaining licenses have delayed the growth of the MMDS industry. Although the channel capacity of MMDS systems will be limited, it is expected that developments in compression technology will enable them to provide a sufficient number of channels that, while not comparable to the number of channels that will be provided by cable television systems using fiber-optic and compression technology, may nevertheless be attractive to subscribers.

         An emerging technology, Local Multipoint Distribution Service ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

         In addition to competing with one another, cable television systems compete with broadcast television, which consists of television signals that the viewer is able to receive directly on his television using his antenna ("off-air"). The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the available cable systems. Accordingly, it has generally been less difficult to obtain higher penetration rates in areas where there is signal interference from surrounding mountains or where signals available off-air are limited, than in metropolitan areas where higher quality off-air signals are often available without the aid of cable television systems.

         Cable television systems also compete with translator and low power television stations. Translators receive broadcast signals and rebroadcast them on different frequencies at low power pursuant to an FCC license. Low power television stations increase the number of television signals in many areas of the country, and provide off-air television programs, either pay or advertiser-supported, to limited local areas. Cable television systems are also in competition, in various degrees, with other communications and entertainment media including motion pictures and home video cassette recorders, and are dependent upon the continued popularity of television itself. The construction of more powerful transmission facilities near a cable television system or an increase in the number of television signals in such an area also could have an adverse effect on revenues.

         Additional competition is present from private cable television systems known as Master Antenna Television (MATV) and Satellite Master Antenna Television (SMATV) serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners, condominium associations, and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. In 1991, the FCC made available a microwave service to SMATV systems which will facilitate the ability of private cable television systems to distribute video entertainment programming among several SMATV systems within a local area. Private cable systems that do not cross public rights of way or interconnect separately owned and managed buildings are free from the federal regulatory requirements imposed on franchised cable television operators. A number of states have enacted laws to afford operators of franchised cable television systems access to multi-unit dwellings, although some of these statutes have been successfully challenged in the courts.

         Although programming is currently available to the owners of backyard earth stations through conventional and medium-powered satellites, DBS operators propose to deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two companies have begun operations in 1994. Subscribers will be able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna.

         In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. Cable television systems may also serve as marketing agents for DBS operators. DBS companies intend to use video compression technology to increase the channel capacity of their satellite systems to provide a package of movies, broadcast stations and other program services which are competitive with those of cable television systems. Current video compression technology has the capability of providing more than 100 channels of service over a single high-powered DBS satellite. Cable operators will also use video compression technology to increase the channel capacity of their systems. DBS companies may be able to offer new and highly specialized services using a national base of subscribers, but they may not be able to provide services that are of local interest to their subscribers nor maintain a local presence, which are advantages in developing and maintaining the interest of subscribers. Though DBS systems will sell national advertising, they will not be able to offer the local advertising availabilities that cable television systems can offer. The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate new interactive television services. This service may also be used as well by the cable television industry. Although the cable industry does not currently provide two-way interactive service from its subscribers' homes to cable television offices, such services can be provided in the future. The ability to obtain access to programming and the availability of reception equipment at reasonable prices, among other factors, will determine whether DBS systems will be able to offer services that are competitive with those offered by cable television.

         Several manufacturers of television sets have developed a new technology called high-definition television ("HDTV"). This new system will permit television viewers to receive movie-quality pictures and sound. It is anticipated that VCRs and television sets capable of displaying HDTV formats will be on the market in the United States in the future. The proposed DBS systems will have the capacity to transmit HDTV programming to a new generation of home satellite antennas. HDTV programming will also be transmitted by fiber optic cables and coaxial cable television systems, with some modifications. At the present state of development, HDTV transmissions cannot be made by conventional television stations, and therefore HDTV services will introduce a new delivery medium, although some manufacturers may develop an interim HDTV system which can be viewed over current television receivers. Certain multiple system cable operators, including the Company, and telephone companies, have implemented fiber optic transmission technology in some service areas and are studying the implementation of HDTV technology. After the FCC chooses a standard HDTV format, it can be expected the cable industry will develop the ability to transmit HDTV signals as HDTV technology becomes commercially feasible and as television broadcast stations and satellite services offer HDTV services. The Company cannot otherwise predict when or to what extent HDTV services will impact the Company's or its managed partnerships' systems or those of its competitors.

         Although the Company has not yet encountered competition from a telephone company entering into the cable television business, the Company's cable television systems could potentially face competition from telephone companies doing so.

         Federal law generally prohibits telephone companies from owning or operating cable television systems within their own service areas, although the FCC has recommended modification of these restrictions and legislation is pending in Congress that would permit telephone companies in certain instances to provide video programming through separate subsidiaries. See Item 1, Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. The Company cannot predict at this time to what extent, if any, current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. Participation of telephone companies as direct competitors or in competition for the acquisition of cable television systems could affect the profitability and market value of the Company's systems. If a telephone company were to become a direct competitor of the Company in an area served by a Company system, the Company could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Company. Such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators including the Company, among other parties, hold or have requested experimental licenses from the FCC to test PCS technology.

         COMPETITION WITH JONES SPACELINK, LTD. Spacelink currently is also engaged in the ownership and operation of cable television systems for itself and for affiliated managed entities. The Company has entered into the Spacelink Agreement with Spacelink providing for the purchase by the Company of substantially all of the assets of Spacelink. If the Spacelink Agreement is closed, Spacelink will be liquidated and dissolved. If, however, the Spacelink Agreement is not consummated, Spacelink will not be liquidated, but will enter into an option agreement with BCI. The option agreement provides, among other matters, that Spacelink will be required to refer to the Company certain of its investment opportunities, including all opportunities to invest in cable television systems, wireline communications services in certain markets and broadband multi-media services in certain markets. See Item 1, Proposed Acquisition of Spacelink and Proposed Acquisition by Bell Canada International Inc. of Shares of the Company's Class A Common Stock. In either event, it is not anticipated that Spacelink will provide any significant competition with the Company.

         COMPETITION FOR SUBSCRIBERS IN THE COMPANY'S SYSTEMS. The Company owns the cable television systems serving Alexandria, Virginia (the "Alexandria System"), Anne Arundel County, Maryland and Ft. George Meade, Maryland (the "Anne Arundel County System"); Charles County, Maryland (the "Charles County System"); Jefferson County, Colorado and Evergreen, Colorado (the "Jeffco/Evergreen System"); North Augusta, South Carolina (the "North Augusta System"); Oxnard, California (the "Oxnard System"); Pima County, Arizona (the "Pima County System"); and Walnut Valley, California (the "Walnut Valley System"). The Alexandria System, Anne Arundel County System, Charles County System, Jeffco/Evergreen System, North Augusta System, Oxnard System, Pima County System and Walnut Valley System may hereinafter collectively be referred to as the "Systems."

         Following is a summary of the MMDS and/or SMATV operators and TVRO and/or DBS operations in the Company's Systems:

         Alexandria System: There is one MMDS operator in the system's service area; however, due to numerous technical difficulties this operator provides little or no competition. There is one SMATV operator serving a 1,500 unit apartment complex. There are TVRO operations in the system's service area that are very competitive in providing service to hotels located in the system's service areas. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic Corporation (collectively "Bell Atlantic"), announced its intention, if permitted by the courts, to build a cable television system in Alexandria, Virginia, and has won a lawsuit to obtain such authority. The case is on appeal. See Item 1, Regulation and Legislation, Ownership and Market Structure. Bell

         Atlantic is preparing for the construction and operation of a cable telecommunications business in northern Virginia, including the Alexandria metropolitan area.

         Anne Arundel System: There are no MMDS operators; the SMATV operators and TVRO operations provide very limited competition. The Anne Arundel System currently shares its service area with North Arundel Cable Television. A significant portion of the Anne Arundel System has been overbuilt, and there is significant competition for subscribers in the overbuilt area. Currently the competition involves the securing of subscribers in new construction areas where both companies offer service and aggressive competition for subscribers in the overbuilt area through promotional offers by both companies. The Anne Arundel System meets the FCC's definition of effective competition, and, thus, its rates are not regulated under the 1992 Cable Act. Primestar, a company offering DBS service, is beginning to market in the system's service area. Bell Atlantic and Southwestern Bell are designing major telecommunications infrastructures in the Baltimore/Washington region. It is too early to determine the potential effect of this competition.

         Charles County System: There are no MMDS or SMATV operators in the Charles County System service area. There are three TVRO operations in the service area that provide minimal competition and generally serve rural areas not served by the Charles County System.

         Jefferson County/Evergreen System: There is one MMDS operator in unincorporated Jefferson County whose signal reaches the area, providing minimal competition. There are no SMATV operators or TVRO operations in the area served by the system.

         North Augusta System: There are no MMDS or SMATV operators in the North Augusta System service area. There are several TVRO operators in the service area, but they provide minimal competition.

         Oxnard System: There are no MMDS operators in the Oxnard System service area; there are SMATV operators and TVRO operations in the System, but they provide minimal competition.

         Pima County System: There is one competing MMDS operator in the Pima County System service area that provides significant competition, servicing approximately 22,000 customers, and they provide a competitive basic service. There are two SMATV operators in the System that provide some competition, servicing approximately 1,200 multiple dwelling units. There are TVRO operations in the System's service area; however, the operations have little competitive impact. There is one inactive cable operator in an overbuilt area passing approximately 1,200 homes in Pima County. The Pima System anticipates competition from Primestar, a DBS operator that has started an aggressive campaign on broadcast television. However, it is too early to gauge the impact of the availability of DBS on the Pima System.

         Walnut Valley System: There are no MMDS or SMATV operators in the System's service area. There is a successful MMDS operator approximately 40 miles from the Walnut Valley System headend. The operator is not yet marketing in the System's service area, nor does the operator have a current line of sight, but the possibility does exist for the operator to relocate its antenna site and compete in the System's service area. There are no TVRO operations in the Walnut Valley System service area; however, approximately 2% of homes passed have dishes. There is a small cable television operator in a single trailer park with approximately 400 units located in the System's service area. The Company has not wired the trailer park for cable television service.

         The Systems face competition from a variety of alternative entertainment media, but, except for the overbuild in the Anne Arundel County System and significant competition from an MMDS operator in the Pima County System service area as described above, the Systems currently face no significant direct competition from other cable television operators.

         The Systems also face competition from numerous video cassette rental outlets in the Systems' service areas and from the large number of first run movie theaters in their service areas. The Company believes the preponderance of VCR ownership in the Systems' service areas may be a positive rather than a negative factor because households that have VCRs are attracted to non-commercial programming delivered by the Systems, such as movies and sporting events on cable television, that they can tape at their convenience.

         The foregoing general discussion of the type of competition facing the Company's systems also applies to the cable television systems owned by the Company's managed limited partnerships. Competition from alternative programming sources is also increasing for those systems and may be expected to continue.

REGULATION AND LEGISLATION

         The cable television industry is regulated in varying degrees by the Federal Communications Commission ("FCC"), some state governments and most local governments. In addition, the Copyright Act of 1976 imposed copyright liability on all cable television systems. Present FCC regulations include requirements with respect to registration of operation, record keeping, technical standards, and periodic reporting. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities. The following is a summary of Federal laws and regulations materially affecting the growth of the cable television industry, and a description of state and local laws with which the cable industry must comply.

         CABLE COMMUNICATIONS POLICY ACT OF 1984. On December 29, 1984, the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), which amended the Communications Act of 1934, took effect (as so amended, the "Communications Act"). This legislation imposed uniform national regulations on cable television systems and franchising authorities. Among other things, the legislation regulated the provision of cable television service pursuant to a franchise, specified those circumstances under which a cable television operator may obtain modification of its franchise, established criteria under which a franchise shall be renewed and established maximum fees payable by cable television operators to franchising authorities.

         The law prescribes a standard of privacy protection for cable subscribers, and imposes equal employment opportunity requirements on the cable television industry. It restricts the amount of fees paid by the cable television operator to the franchising authority to a maximum of 5% of gross revenues during the term of the franchise. Franchising authorities are granted authority to establish requirements in new franchises and renewal of existing franchises for the designation and use of public educational and governmental access channels. Franchising authorities are empowered to establish requirements for cable-related facilities and equipment, which may include requirements that relate to channel capacity, system configuration and other facility or equipment requirements related to the establishment and operation of a cable television system.

         CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992 and which amended the 1984 Cable Act. This legislation has effected significant changes to the legislative and regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, and under the FCC's rules and regulations, substantially all of the Company's franchises were rate deregulated in the mid 1980s. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Company, are again subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers.

         The 1992 Cable Act also (i) eliminated the 5% annual basic rate increase formerly allowed by the 1984 Cable Act without local approval; (ii) requires the FCC to adopt regulations to establish, on the basis of actual costs, the prices for installation of cable service, remote controls, converter boxes and additional outlets; (iii) requires cable to permit subscribers to purchase video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service, other than the basic service, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and
(v) permits the FCC and the franchising authorities more latitude in controlling rates and rejecting rate increase requests.

         On April 1, 1993, the FCC adopted regulations governing the regulation of rates for basic and non-basic services. The regulations became effective on September 1, 1993. The FCC adopted a benchmark regulatory scheme for the regulation of basic and cable programming service rates. However, rather than relying on the benchmark scheme, operators may submit cost-of-service showings to justify rates above the applicable benchmarks. A cable operator that can demonstrate through a cost-of-service showing that rates for basic and non-basic services are justified will not be required to reduce rates or be regulated under the benchmark and price cap system. Franchising authorities may not elect cost-of-service as their primary form of rate regulation but must apply the FCC benchmark system. Except for those operators that filed cost-of-service showings, cable operators whose rates are subject to regulation and that were above September 30, 1992 benchmark levels generally reduced those rates to the benchmark level or by 10%, whichever is less, adjusted forward for inflation. Operators who have not adjusted rates pursuant to the FCC's regulations, or whose cost-of-service showings fail to justify current rates, could be subject to refund liability and interest.

         The Company reduced service rates for basic and tier services in its owned and managed systems, as required, effective September 1, 1993. The Company has been negatively impacted by this reduction. The reduction resulted in a decrease in operating revenues in those systems, which was somewhat mitigated by increases in revenues from premium service, pay-per-view and advertising sales.

         On February 22, 1994, the FCC adopted several rate orders, including an order which revised its benchmark regulatory scheme. The FCC's new regulations will generally require rate reductions (absent a successful cost-of-service showing) of 17% of September 30, 1992 rates (the "Full Reduction Rate"), adjusted for inflation, channel modifications, equipment costs and increases in programming costs. However, rate reductions will be held in abeyance for those systems whose rates are already below the revised benchmark levels, or pending the completion of cost studies by the FCC of various types of representative systems, of those systems that would be required to be reduced below the revised benchmark levels in order to achieve the Full Reduction Rate. Further rate reductions to the Full Reduction Rate would be required if validated by the cost studies. The new regulations became effective on May 15, 1994, but operators could elect to defer a rate reduction prior to July 14, 1994, absent a change in their rates or restructuring of service offerings between May 15 and July 14. The Company complied with the FCC's revised regulations and reduced rates as required except for those systems for which the Company has elected to file cost-of-service showings.
The Company was negatively impacted by this new round of rate reductions.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is demonstrated that rates for basic and other regulated programming services are justified and reasonable, using cost-of-service standards. The FCC established an interim industry-wide 11.25% rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On February 22, 1994, the FCC adopted rules which revised its treatment of a la carte programming offerings by applying various criteria to determine whether a cable operator's a la carte packages should be subject to rate regulation. Local franchising authorities have the authority under the FCC rules, subject to review by the FCC, to determine whether an a la carte offering should be subject to rate regulation. If an operator is found to have bundled channels in an a la carte package to evade rate regulation, the FCC may impose forfeitures or other sanctions.

         The 1992 Cable Act encourages competition with existing cable systems by allowing municipalities, which are otherwise legally qualified, to own and operate their own cable systems without having to obtain a franchise; prevents franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area. The 1992 Cable Act also makes several procedural changes to the process under which a cable operator seeks to enforce renewal rights, which could make it easier in some cases for a franchising authority to deny renewal. The 1992 Cable Act prohibits the common ownership of cable systems and co-located MMDS or SMATV systems, and absent certain exceptions, the sale or transfer of ownership of a cable system within 36 months after its acquisition or initial construction. The 1992 Cable Act also precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programs to other multichannel video distributors. This provision may limit the ability of cable program suppliers to offer exclusive programming arrangements with cable companies and could affect the volume discounts that program suppliers currently offer to the Company as a multiple system operator.

         Under the 1984 Cable Act cable operators with thirty-six or more activated channels are required to designate channel capacity for commercial use by persons unaffiliated with the operator. The 1984 Cable Act provided operators with substantial latitude in setting rates for commercially leased access channels, but, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. It is possible that such leased access services will result in competition to services offered over cable systems.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules require a local commercial station to elect whether to require a cable system to carry its signal, or to require the cable system to negotiate with the station for "retransmission consent" rights. A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial radio stations and certain low power television stations carried by such systems. In some cases, the must-carry rules could require cable systems to carry local television signals in lieu of more popular programming and could increase the costs of carrying certain broadcast stations. The retransmission consent rules could result in cable operators not being permitted to carry certain broadcast stations after October 6, 1993.

         On April 8, 1993 a special three-judge federal district court for the District of Columbia issued a decision upholding the constitutional validity of the must-carry signal carriage requirements. This decision was vacated by the United States Supreme Court on June 27, 1994 and remanded to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court, absent a stay of the rules. In 1993, a federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services has been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

         The 1992 Cable Act also allows for a greater degree of regulation of the cable industry with respect to, among other things: (i) programming access and exclusivity arrangements; (ii) access to cable channels by unaffiliated programming services; (iii) leased access terms and conditions; (iv) horizontal and vertical ownership of cable systems; (v) franchise renewals; (vi) technical standards; (vii) subscriber privacy; (viii) consumer protection issues; (ix) cable equipment compatibility; and (x) obscene and indecent programming. The 1992 Cable Act required the FCC to establish national customer service standards and the FCC recently adopted regulations governing office hours, telephone availability, installations, outages, service calls, and billing and
refund policies.   Additionally, state or municipal authorities may enact laws or regulations which impose stricter or different customer service standards than those set by the FCC.

         The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the Cable Act of 1984 that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise. The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service.

         OWNERSHIP AND MARKET STRUCTURE. The FCC rules and federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal (predicted grade B contour as defined under FCC regulations) reaches any portion of the community served by the cable television system, on the other hand. For purposes of the cross-ownership rules, "control" of licensee companies is attributed to all 5% or greater stockholders, except for mutual funds, banks and insurance companies which may own less than 10% without attribution of control. The FCC has requested comment as to whether to raise the attribution criteria from 5% to 10% and for passive investors from 10% to 20%, and whether it should exempt from attribution certain widely held limited partnership interests where each individual interest represents an insignificant percentage of total partnership equity. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. The local limit would not apply in cases where the network-owned cable system competes with another cable operator. The Company has no direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and it is thus presently unaffected by the cross-ownership rules.

         The Communications Act and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, control was attributed to stockholders who directly or indirectly own 1% or more of outstanding voting stock and for mutual funds, 3% of the outstanding voting stock. The FCC's recently revised regulations will now permit telephone companies to own up to a 5% interest in cable television systems in their own service areas.

         The cross-ownership prohibitions would preclude investors from holding shares in the Company if they simultaneously served as officers or directors of, or held an attributable ownership interest in, these other businesses, and would also preclude the Company from acquiring a cable television system where the Company's officers or directors served as officers or directors of, or held an attributable ownership in, these other businesses which were located within the same area as the cable system which was to be acquired.

         In order to encourage and develop a competitive video services marketplace, the FCC recently conducted a wide-ranging inquiry into the participation of the telephone industry in the delivery of cable television services. The FCC concluded that telephone companies should be permitted to provide a video dialtone service that would be similar to the ordinary telephone dialtone and would be able to provide access for consumers to a wide variety of services now provided by cable television systems, as well as new services (including videophone and advanced telecommunications services) which may develop. Under the FCC's video dialtone regulations, telephone companies will be permitted to provide access to video dialtone services of others on a common carrier basis, as well as provide directly to their telephone customers their own non-video dialtone and non-video services, subject to certain structural cross-subsidization safeguards. Telephone companies will also be permitted to own up to a 5% interest in a program service provided that the telephone company has some other affiliation with the programmer, such as an agreement to provide equipment or support services. The Commission also has been petitioned to adopt specific accounting rules for telephone companies that provide video dialtone.

         All of the Bell Operating Companies and most of the major independent telephone companies have requested authority to provide video dialtone in portions of their service areas. The Commission has approved a number of video dialtone trials and recently authorized Bell Atlantic Corporation to provide a commercial video dialtone service in Dover, New Jersey. The Commission is not expected to grant additional applications until after it issues its order on reconsideration. Several of the proposed video dialtone systems could compete or will compete directly with the Company and its partnerships' systems. If video dialtone services become widespread in the future, cable television systems could be placed at a competitive disadvantage because cable television systems are required to obtain local franchises to provide cable television service and must comply with a variety of obligations under such franchises.

         The FCC has concluded that under the Cable Act interexchange carriers (such as AT&T, which provide long distance services), are not subject to the restrictions which bar the provision of cable television service by local exchange carriers. In addition, the FCC concluded that neither a local exchange carrier providing a video dialtone service nor its programming suppliers leasing the dialtone service are required to obtain a cable television franchise. This determination has been appealed.

         The modification of the current cross-ownership restrictions, which prohibit common ownership or operation of cable television systems and telephone companies within the same service area, would create competition by permitting telephone companies to provide the same types of services as cable television systems and could also facilitate the use of telephone transmission facilities by others seeking to compete with franchised operators. It could also lead to the enactment of legislation to enable cable television systems to compete with telephone companies in providing telecommunication services.

         Federal cross-ownership restrictions have previously limited entry into the cable television business by potentially strong competitors such as telephone companies. Proposals now under consideration in Congress and recent litigation could lead to the elimination of these restrictions, making it possible for companies with considerable resources, and consequently a potentially greater willingness or ability to overbuild, to enter the business. Even in the absence of changes in the cross-ownership restrictions, the expansion of telephone companies' fiber optic systems may facilitate entry by other video service providers in competition with cable systems. The 1984 Cable Act codified existing FCC cross-ownership regulations, which, in part, prohibit local exchange telephone companies ("LECs"), including the Regional Bell Operating Companies ("RBOCs") from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. This federal cross-ownership rule is particularly important to the cable industry because these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way. In 1992, the Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company (collectively, "Bell Atlantic"), both wholly-owned subsidiaries of Bell Atlantic Corporation, filed suit in the United States District Court for the Eastern District of Virginia (Alexandria Division) seeking to have declared unconstitutional the provision of the 1984 Cable Act which prohibits a telephone company from owning a cable television system in its own service area. The Company was not a party to this litigation, although the National Cable Television Association ("NCTA"), an industry group of which the Company is a member, intervened in the case. In its complaint, Bell Atlantic stated that, if permitted, it will build and operate a cable television system in the City of Alexandria, Virginia. On August 24, 1993, the court held that the 1984 Cable Act cross-ownership provision is unconstitutional, and it issued an order enjoining the United States Justice Department from enforcing the cross-ownership ban. The decision was appealed to the Federal Court of Appeals for the Fourth Circuit, but the court recently indicated that it was holding the appeal in abeyance pending possible action by the Congress on pending legislation to modify the cable television/telephone cross-ownership ban, and recently in a suit brought by US West in a federal district court in Seattle, the cross-ownership ban was held unconstitutional. The decisions, which apply only to these two RBOCs, will enable them to provide cable television services within their own operating areas if they are not reversed on appeal. Several other RBOCs have brought similar suits challenging the cross-ownership statute in federal district court in Illinois, Michigan, California and Maine. The Company is unable to predict the ultimate outcome of this litigation on the Company's cable television business.

         Another court decision, which modifies The Modified Final Judgment in United States v. American Telephone & Telegraph Co., will permit the RBOCs to provide information services over their facilities. This decision effectively permits RBOCs to acquire or construct cable television systems outside of their own service areas, and several RBOCs have recently invested or acquired cable television companies.

         There are currently bills pending in Congress that would permit the LECs to provide cable television service over their own facilities conditioned on establishing a video programming affiliate that will maintain separate records to prevent cross- subsidization. These bills would, among other things, also prohibit telephone companies from purchasing existing cable systems within their telephone service areas.

         Recently, Southwestern Bell Telephone Company and US West, both RBOCs, have separately evidenced an interest in the cable television industry. Southwestern Bell acquired certain cable television systems from Hauser Communications. US West made a significant investment in a subsidiary of Time Warner, one of the largest cable television operators in the country and has announced plans to acquire a larger cable television system in the Atlanta, Georgia area. These announced transactions indicate to the Company a strong intention on the part of telephone companies to enter the cable television business.

         PROGRAM ORIGINATION AND EXCLUSIVITY OBLIGATION. Cable television systems may originate programs and may present advertising subject to compliance with the FCC's regulations governing political broadcasts, political advertisements and sponsorship identification, and prohibitions on lotteries and obscene programming.

         FCC regulations currently require cable television systems located within 35 miles of a television market to delete syndicated programs on distant broadcast signals upon request of the copyright owner or the local station holding the exclusive rights to broadcast the same program within its television market. Similar blackout regulations also are applicable to network programming in which local network affiliates hold exclusive rights.

         COPYRIGHT MATTERS. The Copyright Act of 1976 grants cable television systems a "compulsory license" to carry distant television signals authorized by the FCC. In consideration for the compulsory license, cable television systems are required to pay royalties to the owners of the copyrighted material which is carried. These copyright royalty payments are based upon a percentage of a cable television system's gross revenues from basic subscriber service. Every cable television system must submit statements of account and royalty payments to the Copyright Office. The Copyright Act contains specific formulas for calculating the amount of the royalty fee. In general, under these formulas, the larger the system and the greater the number of distant signals carried, the greater will be the royalty fees. Failure to comply constitutes copyright infringement and may result in the imposition of fines and other penalties.

         The Copyright Act established the Copyright Royalty Tribunal (the "CRT"), which was empowered to distribute royalty payments and to review and adjust royalty rates in limited situations. Legislation recently enacted by Congress abolished the CRT, and the distribution of royalties will now be administered by the Library of Congress, which will use arbitration panels to resolve royalty distribution disputes. The possible simplification, modification or elimination of the compulsory license is the subject of continuing legislative review. Consequently, the nature or amount of future royalty payments for broadcast signal carriage cannot presently be predicted. The elimination or substantial modification of the cable compulsory license could adversely affect the Company's ability to obtain suitable programming and could substantially increase the cost of programming that would remain available for distribution to the Company's cable subscribers.

         STATE REGULATION. Several states have subjected cable television systems to the jurisdiction of state governmental agencies, some of which have exercised jurisdiction over transfers of control of cable systems, customer service standards and franchising requirements. Attempts in other states to so regulate cable television systems are continuing and can be expected to increase. It cannot be predicted whether state regulation will have an adverse effect on the growth of the cable television industry and the business of the Company.

         LOCAL REGULATION. A cable television system is generally operated pursuant to a non-exclusive franchise or permit granted by the local governing body of the area to be served. Franchises are granted for a stated term, generally 10 to 15 years, and in many cases are cancelable for failure to comply with various conditions and limitations, including compliance with national, state and local safety and electrical codes, required rates of construction and conditions of service. Franchises usually call for the payment of fees to the granting authority. Some state and local regulations governing cable television systems may be subject to requirements imposed by the FCC and are also subject to the requirements imposed by Federal law. The FCC has generally preempted local regulation of the technical standards with which cable television systems must comply, and has recently implemented uniform standards for the industry.

         TECHNICAL AND REPORTING REQUIREMENT. The FCC licenses radio, microwave and satellite facilities used by cable television systems. The FCC rules include technical standards for cable television systems with which all systems must comply. The FCC requires cable television systems to file annual reports pertaining to frequency usage, subscriber information and equal employment opportunity practices. The FCC has recently adopted new technical standards, and franchising authorities may not require cable television systems to adhere to standards that are stricter than those of the FCC.

         MISCELLANEOUS. The Communications Act specifically empowers the FCC to impose fines upon cable television system operators for willful or repeated violation of the FCC's rules and regulations. The FCC has adjudicatory authority over pole attachment disputes where a state has not asserted jurisdiction.

         Implementing provisions of the 1993 Budget Act, the FCC has adopted requirements for payment of 1994 "regulatory fees." Cable television systems are to pay regulatory fees of $0.37 per subscriber. Fees are also assessed for other licenses, including licenses for business radio cable television relay
(CARS) and earth stations.


                              ITEM 2.  PROPERTIES


             The Company leases its executive offices from Jones Properties, Inc., a subsidiary of International. The offices consist of a 101,500 square foot office building located in Englewood, Colorado. This building which is designed to fit the specific needs of the Company, was completed in July 1985. The lease has a 15-year term with three 5-year renewal options at market rates existing at the beginning of the option period. The annual rent is currently $24.00 per square foot, plus operating expenses and will not, by the terms of the lease, exceed such amount during the remainder of the term. The Company subleases approximately 26% of the building to Spacelink, International and certain other affiliates on the same terms and conditions as the primary lease.

             In fiscal 1994, the Company purchased an approximate 60,000 square foot office building located at 9085 E. Mineral Avenue, Englewood, Colorado for a purchase price of $3,050,000. The building is principally occupied by home office personnel of the Company and certain of its affiliates.

             The Company owns an immaterial amount of additional real estate. The Company leases most of its local offices and antenna sites. Its principal physical assets consist of cable television system components, including coaxial cable, electronic amplification and distribution equipment, motor vehicles, miscellaneous hardware, spare parts and other components and equipment relative to its cable television systems. As of May 31, 1994, these assets on a consolidated basis had a net book value of approximately $171,146,000, after deducting accumulated depreciation of approximately $121,235,000. Substantially all of the Company's properties are pledged as collateral to secure indebtedness under the Company's credit facility. Except for ordinary wear and tear, the Company believes such equipment and property are in good condition.

CABLE TELEVISION SYSTEMS OWNED BY THE COMPANY

             The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units, and
(iii) the franchise
expiration dates for the cable television systems owned and operated by the Company. The monthly basic plus service rates set forth herein represent, with respect to systems with multiple headends, the basic plus service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in some cases as a result of the FCC's rate regulations, overall revenues to the Company may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of May 31, 1994, the Company-owned cable television systems operated approximately 5,000 miles of cable plant, passing approximately 400,000 homes, representing an approximate 65% penetration rate. Figures for numbers of subscribers, homes passed and miles of cable plant are compiled from the Company's records and may be subject to adjustments.

                                                                                                   At  Acquisition
                                                                                                   ---------------
                                                                     At May 31,                      November 2,
                                                             -------------------------             ---------------
ALEXANDRIA, VIRGINIA                                         1994                 1993                  1992
- - --------------------                                         ----                 ----                  ----
Monthly basic plus service rate                             $ 21.53              $ 24.65              $ 23.45
Basic subscribers                                            38,863               35,366               34,317
Pay units                                                    32,524               29,797               27,938

Franchise expiration dates:
City of Alexandria                         6/17/2009
Fort Myer                                  12/26/94*

*        Franchise renewal is in process.

                                                                                 At May 31,
                                                              ----------------------------------------------
ANNE ARUNDEL COUNTY, MARYLAND                                 1994                 1993                 1992
- - -----------------------------                                 ----                 ----                 ----
Monthly basic plus service rate                             $ 21.95              $ 21.20              $ 19.45
Basic subscribers                                            46,285               43,555               40,539
Pay units                                                    41,682               38,004               35,350

Franchise expiration dates:
Anne Arundel County                        5/31/99
Anne Arundel County
         (Heritage Harbor)                 12/12/99
North Anne Arundel                         5/31/2000
Ft. George Meade                           9/27/2008

                                                                                 At May 31,
                                                               ----------------------------------------------
CHARLES COUNTY, MARYLAND                                       1994                 1993                 1992
- - ------------------------                                       ----                 ----                 ----
Monthly basic plus service rate                              $ 24.80              $ 23.59              $ 21.95
Basic subscribers                                             21,690               20,784               19,895
Pay units                                                     32,578               31,460               26,673

Franchise expiration dates:
Indian Head Naval Center                   12/31/2003
Town of Indian Head                        2/1/97
Town of LaPlata                            5/24/97


                                                                                   At May 31,
JEFFERSON COUNTY/                                               ----------------------------------------------
EVERGREEN, COLORADO                                             1994                 1993                 1992
- - -------------------                                             ----                 ----                 ----
Monthly basic plus service rate                              $ 22.06              $ 21.25              $ 19.75
Basic subscribers                                             23,027               21,613               20,064
Pay units                                                     24,880               22,687               16,476

Franchise expiration dates:
Arapahoe County                            2/21/99
Jeffco/Televents                           8/13/95*
Jefferson County                           8/3/95*
Ken Caryl Ranch/The Valley                 Indefinite
Town of Morrison                           6/4/2012

*        Franchise renewal is in process.

                                                                               At  Acquisition
                                                                               ---------------
                                                            At May 31,          (December 15,
                                                           -----------         ---------------
NORTH AUGUSTA, SOUTH CAROLINA                                  1994                 1993)
- - -----------------------------                              -----------         ---------------
Monthly basic plus service rate                              $ 21.45               $ 21.45
Basic subscribers                                             15,065                15,080
Pay units                                                      9,680                 7,221

Franchise expiration dates:
City of Thomson                            3/31/2000
Town of Dearing                            12/5/2003
County of McDuffie                         11/4/2000
City of North Augusta                      3/31/2000
County of Aiken, SC                        6/6/2007
Town of Trenton, SC                        11/9/2003
County of Edgefield, SC                    6/2/2000

                                                                                At May 31,
                                                              ----------------------------------------------
OXNARD, CALIFORNIA                                            1994                 1993                 1992
- - ------------------                                            ----                 ----                 ----
Monthly basic plus service rate                              $ 20.00              $ 23.95              $ 22.45
Basic subscribers                                             37,338               35,953               35,448
Pay units                                                     23,851               22,237               23,851

Franchise expiration dates:
City of Oxnard                             11/12/97
City of Port Hueneme                       2/27/2007
Port Hueneme Naval Base                    2/16/2004
Ventura County                             11/29/2003

                                                                                At May 31,
PIMA COUNTY, ARIZONA                                          ----------------------------------------------
(Including Tucson SMATV System)                               1994                 1993                 1992
- - -------------------------------                               ----                 ----                 ----
Monthly basic plus service rate                              $ 22.50              $ 23.20              $ 23.20
Basic subscribers                                             49,311               46,739               42,947
Pay units                                                     32,442               30,529               26,280

Franchise expiration dates:
Town of Marana                             9/19/2003
Town of Oro Valley                         7/10/97
Pima County
         Area A                            7/27/97
         Area B                            7/27/97
         Area C                            7/6/96
Tucson Nat'l Golf Club                     12/31/96

                                                                                 At May 31,
                                                              ----------------------------------------------
WALNUT VALLEY, CALIFORNIA                                     1994                 1993                 1992
- - -------------------------                                     ----                 ----                 ----
Monthly basic plus service rate                              $ 22.74              $ 23.75              $ 21.75
Basic subscribers                                             17,790               17,193               17,098
Pay units                                                     13,097               13,375               14,474

Franchise expiration dates:
City of Diamond Bar                        5/22/95*
Los Angeles County                         5/22/95*

*        Franchise renewal is in process.

PROGRAMMING SERVICES

         Programming services provided by the Company's cable television systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home

Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. Spacelink's systems also provide a selection, which varies by system, of premium channel programming (e.g., Bravo, Cinemax, The Disney Channel, Encore, Home Box Office, Showtime and The Movie Channel).


                           ITEM 3.  LEGAL PROCEEDINGS

         In April 1989, a few months after Cable TV Fund 14-B, Ltd. ("Fund 14-B"), a limited partnership in which the Company serves as the sole general partner, acquired the Surfside System, Fund 14-B acquired a small cable television system in the Surfside Beach area from Tritek/Southern Communications, Ltd. In May 1990, the Federal Trade Commission ("FTC") commenced an investigation into the effect of this acquisition on competition in the Surfside Beach area. Fund 14-B submitted its response to the FTC's request for information concerning the acquisition in July 1990. The FTC conducted recorded interviews with certain employees of the Company in September 1991. No further action was taken by the FTC, and the investigation has been closed.

         In July and August, 1993, the Company, along with virtually all other cable operators, was sued in most jurisdictions where its systems are operated by a group of television studios who own the copyrights to programming shown on broadcast stations which the Company's cable systems carry. The suits sought interest on certain copyright payments made by the Company for the year 1986 and the first half of 1987. The suit was settled in September 1993 for an immaterial amount.

         On February 22, 1994, the Company and Jones Group were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in Jones Intercable Investors, L.P. (the "Partnership"), a master limited partnership in which the Company is general partner. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc. et al, Case No. CV 94-3652, was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. The suit seeks rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the Company, which sale was completed on November 2, 1992. It also seeks a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale, and seeks an accounting and other equitable relief. The plaintiffs also allege that the $1,830,850 commission paid to Jones Group by the Partnership in connection with such sale was improper, and ask the Court to order that such commission be repaid to the Partnership. Under the terms of the partnership agreement of the Partnership, the Company has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by the Company upon such sale was approximately $73,200,000. The Company believes both that the appraisals were properly obtained and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. The Company further believes that its defenses are meritorious, and it intends to vigorously defend the litigation. Both the Company and Jones Group have filed a motion to dismiss this action.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.


                                    PART II


           ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS


         The Company's Common Stock and Class A Common Stock are traded in the over-the-counter market and authorized for quotations on the National Market System operated by the National Association of Securities Dealers, inc. (NASDAQ), under the following symbols:

                              Common Stock - JOIN
                          Class A Common Stock - JOINA

         The following table shows the high and low prices as quoted on the NASDAQ/National Market System for each quarterly period of fiscal 1994 and 1993 for each class of the Company's stock:

                                                   Common Stock                 Class A Common Stock
                                               --------------------             ---------------------
                                               High             Low             High              Low
                                               ----             ---             ----              ---
 1994     First Quarter                      14 3/4           11               15 1/4           11 1/4
          Second Quarter                     20               13 1/4           19               12 1/2
          Third Quarter                      20 1/4           14 7/8           20 1/4           15
          Fourth Quarter                     15 3/4           10 3/8           15 5/8           11

 1993     First Quarter                      14                9 3/4           13 1/2           10
          Second Quarter                     12 1/4           10 3/4           13                9 1/2
          Third Quarter                      16 3/4           12               16               12 1/4
          Fourth Quarter                     16 1/4           10 1/2           16 1/4           10

         At May 31, 1994, the Common Stock and Class A Common Stock of the Company were held of record by 628 and 1,430 shareholders, respectively.

         The Company has never paid a cash dividend with respect to its shares of Common Stock or Class A Common Stock, and it has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions. The Company's credit agreements restrict the right of the Company to declare and pay cash dividends without the consent of the lenders. If cash dividends are paid in the future, the holders of the Class A Common Stock will be paid $.005 per share per quarter in addition to the amount payable per share of Common Stock. Such additional dividends on the Class A Common Stock are not cumulative but would be adjusted appropriately if cash dividends are declared with respect to a period other than a quarterly period. The Company's credit agreements restrict the right of the Company to declare and pay cash dividends without the consent of the lenders.

         The Company has paid stock dividends in Class A Common Stock to holders of Common Stock and Class A Common Stock in prior years. The Company paid a 7% stock dividend in Class A Common Stock to holders of Common Stock and Class A Common Stock in fiscal year 1982, and the Company paid a 5% stock dividend in Class A Common Stock to such shareholders in each of the fiscal years 1983, 1984 and 1985. The Company has not paid any dividends in Class A Common Stock since that time.

Item 6.  Selected Financial Data

         The following table sets forth selected financial data regarding Jones Intercable, Inc.'s financial position and operating results. This data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7.

                                         1994              1993              1992              1991               1990
                                      ----------        ---------         ---------         ----------         ----------
                                                          (in thousands except per share data)
REVENUES:
  Subscriber service                   $ 115,076        $ 105,488         $  87,979          $  79,879          $  68,434
  Management fees                         17,360           17,104            16,220             14,772             13,924
  Fund fees and distributions                -                -              26,790              4,283              8,736
                                       ---------        ---------         ---------          ---------          ---------
TOTAL REVENUES                           132,436          122,592           130,989             98,934             91,094
                                       ---------        ---------         ---------          ---------          ---------
COSTS AND EXPENSES:
  Operating, general and
    administrative expenses               76,345           71,360            55,759             51,817             43,881
  Depreciation and amortization           43,831           42,720            39,586             39,670             36,280
                                       ---------        ---------         ---------          ---------          ---------
OPERATING INCOME                       $  12,260        $   8,512         $  35,644          $   7,447          $  10,933
                                       =========        =========         =========          =========          =========
INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY
  ITEMS                                $ (25,277)       $ (40,266)        $  23,383          $ (45,030)         $ (30,599)
INCOME TAX BENEFIT
  (PROVISION)                                -                -              (7,389)               -                9,727
                                       ---------        ---------         ---------          ---------          ---------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                    (25,277)         (40,266)           15,994            (45,030)           (20,872)
Extraordinary items-
  Gain (loss) on early
  extinguishment of debt                     -            (20,386)           (2,504)            11,419             (1,996)
Tax benefit from loss carry-
  forward utilization                        -                -               6,089                -                  -
Cumulative effect of change
  in accounting method-
    Change in method of
      accounting for income taxes            -              3,862               -                  -                  -
                                       ---------        ---------         ---------          ---------          ---------
NET INCOME (LOSS)                      $ (25,277)       $ (56,790)        $  19,579          $ (33,611)         $ (22,868)
                                       =========        =========         =========          =========          =========
PRIMARY EARNINGS (LOSS)
  PER SHARE:
    Income (loss) before
      extraordinary items              $   (1.43)       $   (2.82)        $    1.30          $   (3.71)         $   (1.67)
    Extraordinary items                      -              (1.43)              .29                .94               (.16)
    Accounting change                        -                .27               -                  -                  -
                                       ---------        ---------         ---------          ---------          ---------
                                       $   (1.43)       $   (3.98)        $    1.59          $   (2.77)         $   (1.83)
                                       =========        =========         =========          =========          =========
FULLY DILUTED EARNINGS
  PER SHARE:*
    Income before extra-
      ordinary items                                                      $    1.27
    Extraordinary items                                                         .26
                                                                          ---------
                                                                          $    1.53
                                                                          =========
WEIGHTED AVERAGE
  SHARES OUTSTANDING:*
    Primary                               17,662           14,277            12,294             12,153             12,463
                                       =========        =========         =========          =========          =========
    Fully diluted                                                            13,828
                                                                          =========
TOTAL ASSETS                           $ 448,485        $ 399,572         $ 357,252          $ 400,338          $ 487,752
                                       =========        =========         =========          =========          =========
TOTAL DEBT                             $ 343,907        $ 327,214         $ 299,300          $ 345,678          $ 412,695
                                       =========        =========         =========          =========          =========
SHAREHOLDERS'
  INVESTMENT (DEFICIT)                 $  62,043        $  31,649         $  26,875          $  (2,653)         $ 40,358
                                       =========        =========         =========          =========          =========

*Fully diluted earnings per share effect is not presented for years in which the calculation was either insignificant or anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         RESULTS OF OPERATIONS

         Total Revenues

         The Company derives its revenues from three primary sources: subscriber service fees from Company-owned cable television systems, management fees from revenues earned by managed partnerships, and fees and distributions payable upon the sale of cable television properties owned by managed partnerships. Total revenues for the fiscal year ended May 31, 1994 increased $9,844,000, or 8%, from $122,592,000 reported in fiscal 1993 to $132,436,000, reported in fiscal 1994. This increase is reflective of the Company's purchase in November 1992 of the cable television system serving the areas in and around Alexandria, Virginia (the "Alexandria System") from one of its managed partnerships and the purchase in December 1993 of the cable television system serving North Augusta, South Carolina (the "North Augusta System"). The effect of these acquisitions was somewhat mitigated by the effect of the Company's sale in May 1993 of the cable television systems serving a portion of San Diego and Riverside County, California (the "San Diego System"). Disregarding the effect of these transactions, total revenues would have increased $4,303,000, or 4%, for the year ended May 31, 1994.

         Subscriber Service Fees

         The Company's subscriber service fees increased $9,588,000, or 9%, from $105,488,000 in fiscal 1993 to $115,076,000 in fiscal 1994. The net effect of the purchases of the Alexandria System and the North August System, and the sale of the San Diego System accounted for approximately $5,856,000, or 61%, of the increase. In addition, increases in the number of basic subscribers, as well as increases in revenues from premium service, pay-per-view, advertising sales and installation of service somewhat mitigated the effect of the reduction in the Company's basic rates due to the basic rate regulations issued by the FCC in May 1993 with which the Company complied effective September 1, 1993.

         In fiscal 1993, the Company's subscriber service fees increased $17,509,000, or 20%, from $87,979,000 in fiscal 1992 to $105,488,000. This increase was the result of increases in the number of basic subscribers and basic service rate adjustments in Company-owned systems, which accounted for approximately $7,875,700, or 45%, of the increase. Increases in premium service revenue accounted for approximately $1,132,800, or 6%, of the increase in subscriber service revenues. In addition, the Company sold the Onalaska, Wisconsin cable television system (the "Onalaska System") in December 1991 and purchased the Alexandria System in November 1992. The net effect of these transactions in fiscal 1993 was an increase in subscriber service revenues of approximately $7,246,000.

         Management Fees

         The Company receives management fees generally equal to 5% of the gross operating revenues from its managed partnerships. Management fees totaled $17,360,000 for fiscal 1994 as compared to $17,104,000 in fiscal 1993, an increase of approximately 2%. Management fees in fiscal 1993 increased approximately 5% over the $16,220,000 reported in fiscal 1992. The growth of management fee revenue is the result of increases in operating revenues of the Company's managed partnerships. Partnership revenues increased as a result of increases in basic subscribers as well as increases in revenues from pay-per-view, advertising sales and the installation of service. These increases somewhat mitigated the effect of the reduction in basic rates in the Company's managed partnerships due to the FCC's basic rate regulations.

         Fund Fees and Distributions

         In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of fund fees and distributions upon the sale of cable television properties owned by such partnerships. No such revenues were received during the fiscal years ended May 31, 1994 or 1993. During the year ended May 31, 1992, the Company recognized approximately $26,790,000 in distributions as a result of the Company's liquidation of its interest in Jones Crown Partners and upon the liquidation of Cable TV Fund 11-E/F.

         Costs and Expenses

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

         For the fiscal year ended May 31, 1994, operating, general and administrative expenses increased approximately $4,985,000, or 7%, from $71,360,000 in fiscal 1993 to $76,345,000 in fiscal 1994. During the year ended May 31, 1993, the Company recognized approximately $4,080,000 of non-cash compensation expense related to the granting of Class A Common Stock options. Approximately $152,000 of such expense was recognized during fiscal 1994. Somewhat mitigating the effect of the stock option expense were increases in personnel costs, satellite fees and premium service fees and advertising costs (excluding the effect of system acquisitions and dispositions) which accounted for approximately $1,061,000, $2,906,000 and $305,000 of the increase in operating, general and administrative expenses. The net effect of the purchases of the Alexandria System and the North Augusta System and the sale of the San Diego System was an increase in these expenses of approximately $2,350,000 for the year ended May 31, 1994.

         For the fiscal year ended May 31, 1993, these expenses increased approximately $15,601,000, or 28%, from $55,759,000 in fiscal 1992 to
$71,360,000 in fiscal 1993. Increases in personnel costs, satellite fees and premium service fees, and marketing related costs accounted for approximately $1,422,000, $3,113,000 and $1,213,000, or 9%, 20% and 8%, respectively of the increase in operating, general and administrative expenses. The net effect of the sale of the Onalaska System and the purchase of the Alexandria System was an increase in these expenses of approximately $3,789,000 for the fiscal year ended May 31, 1993. In addition, during fiscal 1993, the Company recognized approximately $4,080,000 of non-cash compensation expense related to the granting of Class A Common Stock options. No such expense was recognized during fiscal 1992.

         Depreciation and amortization expense increased $1,111,000, or 3%, for the fiscal year ended May 31, 1994 totaling $42,720,000 in fiscal 1993 and $43,831,000 in the current year. This increase is due to the purchase of the Alexandria System in November 1992 and the purchase of the North Augusta System in December 1993.

         Depreciation and amortization expense increased $3,134,000, or 8%, for the fiscal year ended May 31, 1993 totaling $39,586,000 in fiscal 1992 and $42,720,000 in the current year. This increase was due to the acquisition in November 1992 of the Alexandria System and the resulting increase in the Company's asset base. This increase was partially offset by the sale of the Onalaska System in December 1991 and the maturation of the intangible asset base in two of the Company's cable television systems.

         Interest expense decreased $7,384,000, or 17%, from $43,573,000 in fiscal 1993 to $36,189,000 in fiscal 1994. This decrease is primarily due to the redemption of the remaining $138,000,000 principal amount of the Company's 13% Subordinated Debentures due 2000 in May 1993. The effect of this redemption was somewhat mitigated by an increase in interest expense as a result of higher balances outstanding on the Company's revolving credit facility.

         In fiscal 1993, interest expense increased $5,444,000, or 14%, from approximately $38,129,000 in fiscal 1992 to approximately $43,573,000. This increase was due primarily to interest expense related to the July 1992 sale of $160,000,000 of 11.5% Senior Subordinated Debentures due 2004 and the March 1993 sale of $100,000,000 of 10.5% Senior Subordinated Debentures due 2008.
The effect of paying interest on these debentures was partially offset by lower amounts outstanding on the Company's credit facility as well as the redemption of the remaining $66,575,000 principal amount of the Company's 9.75% Subordinated Debentures due 1998 in August 1992 and the redemption of the remaining $138,000,000 principal amount of the Company's 13% Subordinated Debentures due 2000 in May 1993.

         Equity in losses of affiliated entities, which result primarily from depreciation and amortization expenses, increased $1,724,000, or 59%, from $2,900,000 reported for the year ended May 31, 1993 to $4,624,000 reported in fiscal 1994. This increase was primarily the result of losses recognized by the Company related to its 25% investment in Mind Extension University, Inc. as well as increased losses recognized from the Company's United Kingdom investments.

         A year ago, equity in losses of affiliated entities decreased $5,258,000, or 64%, from $8,158,000 reported for the year ended May 31, 1992 to $2,900,000 reported in fiscal 1993. This decrease was primarily due to the Company's liquidation of its 20% interest in Jones Crown Partners in December 1991, the sale of an approximate 35% interest in East London Telecommunications in May 1992 as well as the reduction in losses of Jones Intercable Investors, L.P. as a result of the sale to the Company of the Alexandria System. This decrease was partially offset by increased losses recognized as a result of the Company's 25% investment in Mind Extension University, Inc.

         Interest income increased $635,000, or 16%, for the year ended May 31, 1994 from $4,060,000 reported in fiscal 1993 to $4,695,000 reported in fiscal 1994. This increase is due to higher average balances outstanding from certain managed partnerships as well as interest income earned on advances made to Mind Extension University, Inc. Interest income decreased $268,000, or 6%, for the year ended May 31, 1993 from $4,328,000 reported in fiscal 1992 to $4,060,000 reported in fiscal 1993. This decrease was due to $762,200 of interest income received in the first quarter of fiscal 1992 on a refund of income taxes paid in prior periods. No such amounts were received during fiscal 1993.

          Net Income (Loss)

          The Company anticipates the continued recognition of operating income prior to depreciation and amortization charges, but net losses resulting from depreciation, amortization and interest expenses may continue in the future.
To the extent the Company recognizes liquidation distributions from its managed partnerships in the future as it did during fiscal 1992, losses may be eliminated; however, there is no assurance as to the timing or recognition of these distributions.

          Regulatory Matters

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

          In compliance with these rules, the Company reduced rates charged from certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

          On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

          On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost-of-service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

          The Company has elected to file cost-of-service showings for the following Company-owned cable television systems: Jefferson County, Colorado; Charles County, Maryland; Pima County, Arizona; Alexandria, Virginia; and North Augusta, South Carolina. For these systems, the Company anticipates no further reductions in revenues or operating income before depreciation and amortization. The Company's Anne Arundel, Maryland cable television system is subject to effective competition as defined by the 1992 Cable Act and as a result, will not experience reductions in revenues or operating income before depreciation and amortization due to the rate regulations. The Company complied with the new benchmark regulations and reduced rates in its Oxnard and Walnut Valley, California cable television systems. The annualized reduction of revenues and operating income before depreciation and amortization in these systems is approximately $800,000, or 1%, and approximately $800,000, or 2%, respectively. The Company will continue its efforts to mitigate the effect of such rate reductions. In addition, as a result of the Company's managed partnerships' compliance with the 1992 Cable Act and the corresponding reduction in Partnership revenues, the Company anticipates an annualized reduction in management fee revenue of approximately $100,000, or 1%.

          The Company's ability to borrow under its credit facility, as discussed below, is in part a function of the Company's ratio of debt to cash flow. Based upon the effect of the 1992 Cable Act and the reduction in the Company's annualized cash flow, the Company's borrowing base has correspondingly been decreased. However, after consideration of such decreases in revenues and cash flow, the Company has maintained compliance with the terms of its debt agreements, as amended, for the year ended May 31, 1994 and expects to maintain compliance through fiscal 1995.

          The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

          The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned or managed by the Company, only one broadcast station withheld its consent to retransmission of its signal, and was no longer carried on October 6, 1993. As of October 11, 1993, however, the broadcast station had given its consent, and its signal was restored to that cable system. Certain other broadcast signals are being carried pursuant to extensions offered to the Company by broadcasters, including a one-year extension for carriage of all CBS stations owned and operated by the CBS network (Los Angeles, Chicago, Philadelphia, Green Bay and Minneapolis). Other extensions for approximately 10 to 15 broadcast stations were obtained and approximately five such extensions are still in place. The Company expects to finally conclude retransmission consent negotiations with those remaining stations whose signals are being carried pursuant to extensions without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a material adverse effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a material adverse effect on the system.

          There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United states Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

          FINANCIAL CONDITION

          The Company historically has grown by acquiring, constructing and managing cable television systems for the account of public limited partnerships that it has sponsored. In addition to acquisitions through Company-managed limited partnerships, the Company has acquired systems and franchises for its own account, which have been financed primarily through borrowed funds. The Company currently plans to focus the majority of its acquisition efforts on acquiring cable television systems for its own account, subject to the availability of debt and/or equity financing. No more systems will be acquired for the managed partnerships.

          On November 12, 1993, the Company announced that negotiations had commenced regarding the possible acquisition by the Company of substantially all of the assets of Spacelink in return for the issuance of Class A Common Stock of the Company to Spacelink (the "Spacelink Transaction"). On June 2, 1994, the Company announced that a definitive agreement had been reached with Spacelink. Pursuant to that agreement, the Company would issue 4,100,000 shares of Class A Common Stock to Spacelink in exchange for substantially all of the assets of Spacelink. The closing of this transaction is expected to occur simultaneously with the closing of the Bell Canada International, Inc. transaction discussed below. The closing is subject to a number of conditions, including the approval of the shareholders of the Company and the approval of the shareholders of Spacelink.

          The Company and Bell Canada International Inc. ("BCI") have entered into an agreement whereby BCI would acquire an approximate 30 percent equity interest in the Company through the purchase of Class A Common Stock of the Company. Under the terms of the agreement, BCI would invest $400,000,000 over time. The original investment would be in two installments: the purchase by BCI of 2,500,000 newly issued Class A shares of the Company at $22 per share for $55,000,000, and the purchase at closing at $27.50 per share of Class A Common Stock of the Company to acquire a 30 percent interest for a total consideration of approximately $261,000,000. The Company received the $55,000,000 initial investment, representing an approximate 13% interest in the Company, in the fourth quarter of fiscal 1994. The $55,000,000 was used to reduce amounts outstanding under the Company's revolving credit facility. BCI also was committed to invest up to an additional $139,000,000 to maintain its 30 percent interest in the event the Company offered additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the initial $400,000,000 commitment.

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

          Closing of the BCI transaction, which is subject to certain conditions, is expected to occur in fiscal 1995.

          The Company purchased property, plant and equipment totaling approximately $23,818,000 during fiscal 1994. Such expenditures were principally the result of the following: (a) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona system, (b) new extension projects, drop materials, converters and rebuild projects in the Anne Arundel County and Charles County, Maryland systems, (c) drop materials, converters and plant rebuild projects in the Alexandria, Virginia system and (d) a corporate office building in Denver, Colorado. Estimated capital expenditures for fiscal 1995 are approximately $35,000,000. The level of expenditures will depend, in part, upon the Company's determination as to the proper scope and timing of such expenditures in light of the adoption of the 1992 Cable Act, the rules and regulations adopted in connection with such legislation, and the Company's liquidity position.

          On January 28, 1993, the Company entered into an agreement with American Cable TV Investors 2 ("ACT 2") (the "Agreement") to acquire the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $28,500,000 subject to normal closing adjustments. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by the Company on behalf of one of its partnerships. As a result of renegotiation of the Agreement between the Company and ACT 2, the purchase price was reduced to $27,200,000, subject to normal closing adjustments. The Company paid The Jones Group, Ltd. $680,000 for brokerage services related to this acquisition. The Jones Group, Ltd. is owned 80% by Jones Spacelink, Ltd. and 20% by the Company. The transaction closed on December 15, 1993.

          On January 7, 1994, the Company entered into an agreement with Bresnan Communications Company ("Bresnan") to sell its Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Closing on this transaction occurred in the first quarter of fiscal 1995. The Company paid The Jones Group, Ltd. $912,500 for brokerage services related to this acquisition. Proceeds from the sale of the Gaston System were used to repay amounts outstanding on the Company's credit facility. The Company recognized a gain before income taxes of $15,496,400, or $.88 per share, related to this transaction.

          The Company owns a 38% interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62% is owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. At the closing, Jones Global Group transferred its equity interests in the companies that own the Leeds and Aylesbury-Chiltern franchises, its general partner interest in Jones United Kingdom Fund, Ltd. and the assets of its United Kingdom management subsidiary to Bell Cablemedia. Also on July 22, 1994, the Company and certain of its wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. At the closing, the Company transferred its equity interests in the companies that own the Leeds and South Hertfordshire franchises and the Company's equity interest in and shareholder loans to ELT Acquisition Company Limited to Bell Cablemedia. In addition, the Norwich, Peterborough, Broadland and Fenland franchises, which were acquired by the Company for $15,500,000 in fiscal 1994, were also transferred. As a result of these transactions, the Company and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom.

          Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80% by Bell Canada International Inc. ("BCI") and 20% by Cable and Wireless plc ("C&W"). The Company's and Jones Global Group's agreement to contribute their United Kingdom holdings to Bell Cablemedia was contingent upon the successful completion of Bell Cablemedia's initial public offering, which also closed on July 22, 1994. The initial offering price for the ADSs was $17.00 per ADS. As part of the initial offering Jones Global Group sold 1,100,000 ADSs providing net cash proceeds of $17,547,888. The proceeds from the sale of the ADSs by Jones Global Group are intended to allow it to satisfy estimated U.S. and U.K. tax liabilities in connection with the transactions.

          The ADSs received by the Company are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), and the Company will not be able to sell its ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are registered by a subsequent registration statement. Bell Cablemedia, BCI, C&W, the Company and Jones Global Group have agreed that, for a period of 180 days after July 15, 1994 (the date of the definitive prospectuses used in Bell Cablemedia's ADS Offerings), they will not sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia (except for those ADSs received by Jones Global Group that were sold as part of the ADS Offerings) without prior written consent of the lead U.S. underwriters of the ADS Offerings.

          After giving effect to Bell Cablemedia's acquisition of the United Kingdom holdings of the Company and Jones Global Group and the closings of the ADS Offerings on July 22, 1994, BCI indirectly owns approximately 42.2%, C&W indirectly owns approximately 12.8%, the Company owns approximately 9.7% and Jones Global Group owns approximately 4.2% of the issued and outstanding shares of Bell Cablemedia. Based upon the quoted market price of $21.50 per ADS at August 25, 1994, the quoted market value of the Company's direct investment totaled approximately $129,766,400. The Company's indirect investment, through its 38% ownership of Jones Global Group, totaled $20,944,500. Due to the affiliated nature of the transaction and the Company's indirect continuing interest in the UK properties, the investment in Bell Cablemedia is reflected at the Company's cost. At May 31, 1994 the Company's net investment in these UK properties totaled approximately $50,067,800.

          The Company paid an advisory fee of L.414,854 (approximately $632,600) to Jones Financial Group, Ltd. ("Jones Financial Group"), an affiliate of International, in fiscal 1995 for its services to the Company in connection with the aforementioned transactions. Jones Global Group paid an advisory fee of L.251,812 (approximately $384,000) to Jones Financial Group for its services to Jones Global Group in connection with the aforementioned transactions.

          Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. Spanish Holdings has continued cable television system acquisition, development and operations in Zaragoza, Spain but has discontinued its operations in Jerez de la Frontera/Puerto Santa Maria, Spain. This affiliate currently is seeking to acquire the rights to develop cable television operations in Spain. The Company has made advances totaling $769,300 during fiscal 1994, and has advanced a total of $7,764,000 as of May 31, 1994 to fund Spanish Holdings' activities to date. Additional advances may be made in the future. These advances have been reflected as investments in foreign cable television properties on the Company's Consolidated Balance Sheets due to their long-term nature, with interest charged at the Company's weighted average cost of borrowing. The Company is seeking to sell its Spanish operations to Bell Cablemedia in fiscal 1995.

          During fiscal 1992 and 1993, the Company invested $10,000,000 in Mind Extension University, Inc., ("ME/U") an affiliated company that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. In May 1993 and December 1993, the Board of Directors of the Company also approved a $10,000,000 advance and a $5,000,000 advance, respectively to ME/U on an as-needed basis. Of these advances, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. As of May 31, 1994, all of the total $15,000,000 had been advanced. On May 3, 1994, the Board of Directors of the Company approved an additional $5,000,000 advance to ME/U on an as needed basis, interest accrued at the Company's weighted average cost of borrowing plus two percent. As of May 31, 1994, $758,300 of the $5,000,000 had been advanced. These advances, which total $15,758,300, have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature.

          On December 8, 1992, the Company entered into a $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of borrowings available under this agreement remains at $300,000,000 through May 31, 1995, after which availability is reduced quarterly until expiration on November 30, 2000. Interest on amounts outstanding under the credit facility range from LIBOR plus 1 3/8% to LIBOR plus 2 1/2% depending upon whether certain financial ratios have been achieved. For the year ended May 31, 1994, the Company's effective interest rate on the credit facility was 5.6%. A fee of 1/2% per annum on the unused portion of the new commitment is also required. Substantially all of the Company's cable television related assets are pledged as security under the agreement. In March 1994, the Company used the $55,000,000 of proceeds received from the sale of 2,500,000 shares of Class A Common Stock to BCI to repay amounts outstanding under the credit facility. At May 31, 1994, the Company had $63,000,000 outstanding under the credit facility, leaving $237,000,000 of potential availability on this credit facility; however, due to covenant restrictions, the Company can access only approximately $42,000,000 of this availability.

          The Company owns the cable television system serving certain areas in and around Alexandria, Virginia. On December 17, 1992, the Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company ("Bell Atlantic") filed suit in U.S. District Court in Alexandria, Virginia seeking to declare unconstitutional the provisions in the 1984 Cable Act that prohibit telephone companies from owning a cable television system in their telephone service areas. On August 24, 1993, the court held that the 1984 Cable Act's cross-ownership provision is unconstitutional, and it issued an order enjoining the United States Justice Department from enforcing the cross-ownership ban. This decision has been appealed to the United States Court of Appeals for the Fourth Circuit, and the case could ultimately be reviewed by the United States Supreme Court. Unless the decision is stayed or overturned on appeal, Bell Atlantic will be permitted to provide cable television services to subscribers in competition with the Company's system as soon as it obtains all required local and federal authorization from the City of Alexandria and the FCC. Congress could, in response to this decision, enact legislation to prevent telephone companies from cross-subsidizing telephone and cable television services. Competition from an overbuilder with Bell Atlantic's financial resources would likely have a negative effect on the Company's financial condition and results of operations. At this time, the magnitude of such effect is not known or estimable.

          From time to time, the Company may make loans to its managed limited partnerships. As of May 31, 1994, the Company had advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $15,611,000, an increase of approximately $264,000 over the amount advanced at May 31, 1993. A significant portion of these advances represents funds for capital expansion and improvements of properties owned by partnerships where additional credit sources were not then available to the partnerships. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

          In fiscal 1993, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. The Company agreed to pay Space Segment $2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. Space Segment has the right to terminate the license at any time upon 30 days' written notice to the Company. On November 9, 1993, the Company extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement. The Company subsequently terminated the 1993 license agreement and entered into a new license agreement with Space Segment. Under the new license agreement, the Company, Jones Infomercial Networks, Inc. ("PIN") and Jones Computer Network, Ltd. ("JCN"), affiliates of International, have a license to use the transponder for their respective purposes. Under the terms of the new agreement, the Company agreed to pay Space Segment $200,000 per month from January 1994 through March 1994 and the Company and PIN each agreed to pay $100,000 per month beginning April 1994 and until the launch of JCN.
Thereafter the Company, PIN and JCN will each pay $66,667 per month. The Company recognized $2,300,000 and $700,000 of rental expense related to these lease agreements during the fiscal years ended May 31, 1994 and 1993, respectively.

          On June 18, 1993, the Company filed two registration statements with the Securities and Exchange Commission relating to the offering of $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and the offering of 6,000,000 shares of Class A Common Stock of the Company. These registration statements are effective, but no securities have been sold except for 2,500,000 shares of Class A Common Stock sold to BCI in the fourth quarter of fiscal 1994. The proceeds from these offerings would be added to the general funds of the Company and may be used to make acquisitions of cable television systems or interests therein and for general corporate purposes. At May 31, 1994, the Company has $279,368,000 of Subordinated Debentures outstanding. These debentures do not require any cash payments for sinking fund requirements until fiscal 2003. The Company is in compliance with covenant restrictions regarding these debentures.

          The Company intends to expand its business in the future; however, the Company's ability to expand will be limited by the availability of capital and the availability of cable television investments suitable for the Company. The strategic relationship the Company has agreed to enter into with BCI, in which BCI would purchase a 30 percent interest in the Company, would provide the funding to further the Company's strategic plans. Closing on the BCI transaction, which is subject to certain conditions, is expected to occur during fiscal 1995. Until that time or in the event the transaction is not consummated, the Company believes it will meet its capital needs, service its obligations, and maintain its liquidity using cash flow from operations, the sale of its own equity or debt securities, subject to market conditions, and borrowings under the Company's credit facility.

Item 8.  Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS


                                                                           Page


Report of Independent Public Accountants                                    55

Consolidated Balance Sheets                                                 56

Consolidated Statements of Operations                                       58

Consolidated Statements of Shareholders' Investment                         59

Consolidated Statements of Cash Flows                                       62

Notes to Consolidated Financial Statements                                  63

Schedules

Report of Independent Public Accountants on Schedules                       88

Schedule V - Property, Plant and Equipment                                  89

Schedule VI - Accumulated Depreciation of Property, Plant
              and Equipment                                                 90

Schedule VIII - Valuation and Qualifying Accounts                           91

Schedule IX - Short-term Borrowings                                         92

Computation of Fully Diluted Earnings Per Share (Unaudited)               Ex. 11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO JONES INTERCABLE, INC.:


          We have audited the accompanying consolidated balance sheets of JONES INTERCABLE, INC. (a Colorado corporation) and subsidiaries as of May 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended May 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Intercable, Inc. and subsidiaries as of May 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1994, in conformity with generally accepted accounting principles.

          As explained in Note 1 of Notes to Consolidated Financial Statements, effective June 1, 1992, the Company changed its method of accounting for income taxes.



Denver, Colorado,
  August 22, 1994                              ARTHUR ANDERSEN & CO.

CONSOLIDATED
BALANCE SHEETS                                           Jones Intercable,Inc.
As of May 31, 1994 and 1993                                   and Subsidiaries

ASSETS                                                                     1994                        1993
                                                                         ---------                  ---------
                                                                                (Stated in Thousands)

CASH AND CASH EQUIVALENTS                                                $   4,239                  $   1,131

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $393,900 in 1994
    and $339,600 in 1993                                                     5,563                      4,936
  Affiliated entities                                                       15,611                     15,347
  Other                                                                        715                        517

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                   292,381                    262,214
    Less - Accumulated depreciation                                       (121,235)                   (97,501)
                                                                         ---------                   --------
                                                                           171,146                    164,713

  Franchise costs, net of accumulated
    amortization of $76,113,800 in 1994
    and $62,265,900 in 1993                                                 73,769                     73,678
  Cost in excess of interests in net assets
    purchased, net of accumulated
    amortization of $5,918,600 in 1994
    and $4,802,900 in 1993                                                  39,306                     37,621
  Noncompete agreement, net of accumulated
    amortization of $737,900 in 1994
    and $622,900 in 1993                                                       412                        527
  Subscriber lists, net of accumulated
    amortization of $30,421,500 in 1994
    and $24,146,500 in 1993                                                 18,524                     20,074
  Investments in domestic cable television
    partnerships and affiliates                                             34,346                     21,145
  Investment in foreign cable television properties                         57,752                     33,560
                                                                         ---------                  ---------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                            395,255                    351,318
                                                                         ---------                  ---------

DEFERRED TAX ASSET, net of valuation
  allowance of $37,785,000 in 1994 and
  $26,161,000 in 1993                                                        3,862                      3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                 23,240                     22,461
                                                                         ---------                  ---------

TOTAL ASSETS                                                             $ 448,485                  $ 399,572
                                                                         =========                  =========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED
BALANCE SHEETS                                            Jones Intercable, Inc.
As of May 31, 1994 and 1993                                     and Subsidiaries


LIABILITIES AND SHAREHOLDERS' INVESTMENT                                      1994                     1993
                                                                           ---------                ---------
                                                                                 (Stated in Thousands)


LIABILITIES:
  Accounts payable and accrued liabilities                                 $  37,260                $  35,629
  Subscriber prepayments and deposits                                          5,275                    5,080
  Subordinated debentures and other debt                                     280,907                  281,214
  Credit facility                                                             63,000                   46,000
                                                                           ---------                ---------

TOTAL LIABILITIES                                                            386,442                  367,923
                                                                           ---------                ---------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 9)

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 30,000,000
    shares authorized; 16,062,502 and 13,481,280
    shares issued at May 31, 1994
    and 1993, respectively                                                       161                      135
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,498,539 shares issued
    at May 31, 1994 and 1993                                                      55                       55
  Additional paid-in capital                                                 189,679                  134,034
  Accumulated deficit                                                       (113,470)                 (88,193)
  Less: 1,830,932 shares of Common
    Stock and Class A Common Stock held in
    Treasury, at cost, at May 31, 1994 and 1993                              (14,382)                 (14,382)
                                                                           ---------                 --------

TOTAL SHAREHOLDERS' INVESTMENT                                                62,043                   31,649
                                                                           ---------                 --------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                             $ 448,485                $ 399,572
                                                                           =========                =========



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS                     Jones Intercable, Inc.
For the years ended May 31, 1994, 1993 and 1992           and Subsidiaries


                                                                1994                 1993                  1992
                                                              -------              -------               -------
                                                                       (In Thousands Except Per Share Data)
REVENUES FROM CABLE TELEVISION OPERATIONS:
Subscriber service fees                                       $115,076              $105,488            $ 87,979
Management fees                                                 17,360                17,104              16,220
Fund fees and distributions                                         -                     -               26,790
                                                              --------              --------            --------
TOTAL REVENUES                                                 132,436               122,592             130,989

COSTS AND EXPENSES:
Operating expenses                                              67,098                63,320              51,914
Selling, general and administrative expenses (including
  approximately $4,246,000, $2,222,600 and $1,633,300
  of related party expenses during the fiscal years ended
  May 31, 1994, 1993 and 1992, respectively)                     9,247                 8,040               3,845
Depreciation and amortization                                   43,831                42,720              39,586
                                                              --------              --------            --------

OPERATING INCOME                                                12,260                 8,512              35,644

OTHER INCOME (EXPENSE):
Interest expense                                               (36,189)              (43,573)            (38,129)
Equity in losses of affiliated entities                         (4,624)               (2,900)             (8,158)
Interest income                                                  4,695                 4,060               4,328
Gain (loss) on sale of assets                                       -                 (5,466)             29,933
Other, net                                                      (1,419)                 (899)               (235)
                                                              --------              --------            --------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEMS                                         (25,277)              (40,266)             23,383

Income tax provision                                                -                     -               (7,389)
                                                              --------              --------            --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                       (25,277)              (40,266)             15,994

EXTRAORDINARY ITEMS:
  Loss on early extinguishment of debt,
    net of related income taxes                                     -                (20,386)             (2,504)
  Tax benefit from loss carryforward utilization                    -                     -                6,089

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD:
  Change in method of accounting for income taxes                   -                  3,862                  -
                                                              --------              --------            --------
NET INCOME (LOSS)                                             $(25,277)             $(56,790)           $ 19,579
                                                              ========              ========            ========
PRIMARY EARNINGS (LOSS) PER SHARE:
      Income (loss) before extraordinary items                $  (1.43)             $  (2.82)           $   1.30
      Extraordinary items                                           -                  (1.43)                .29
      Accounting change                                             -                    .27                  -
                                                              --------              --------            --------
                                                              $  (1.43)             $  (3.98)           $   1.59
                                                              ========              ========            ========
FULLY DILUTED EARNINGS PER SHARE:*
      Income before extraordinary items                                                                 $   1.27
      Extraordinary items                                                                                    .26
                                                                                                        --------
                                                                                                        $   1.53
                                                                                                        ========
WEIGHTED AVERAGE NUMBER OF CLASS A COMMON
  AND COMMON SHARES OUTSTANDING:*
      Primary                                                   17,662                14,277              12,294
                                                              ========              ========            ========
      Fully diluted                                                                                       13,828
                                                                                                        ========

* Fully diluted earnings per share effect is not presented for years in which the calculation was either insignificant or anti- dilutive.


          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' INVESTMENT                                 Jones Intercable, Inc.
For the years ended May 31, 1992, 1993 AND 1994                and Subsidiaries

                                         Class A Common Stock       Common Stock        Additional
                                         --------------------     ------------------      Paid-In     Accumulated     Treasury
                                          Shares      Amount       Shares     Amount      Capital       Deficit         Stock
                                         --------    --------     -------     ------    ----------    -----------     --------
                                                                              (Stated in Thousands)
BALANCES, May 31, 1991                     8,239      $  82         5,499     $  55      $ 61,824      $ (50,521)    $ (14,093)

Proceeds from stock options
  exercised                                  188          2            -         -          1,055             -             -

Purchase of interest in the
  Jones Group, Ltd.                           -          -             -         -             -             (88)           88

Sale of Class A Common
  Stock                                      730          7            -         -          8,885             -             -

Net income                                    -          -             -         -            -           19,579            -
                                           -----      -----         -----     -----      --------       --------     ---------
BALANCES, May 31, 1992                     9,157      $  91         5,499     $  55      $ 71,764       $(31,030)    $ (14,005)
                                           -----      -----         -----     -----      --------       --------     ---------

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' INVESTMENT                                 Jones Intercable, Inc.
For the years ended May 31, 1992, 1993 and 1994                and Subsidiaries

                               Class A Common Stock          Common Stock      Additional
                               --------------------        ----------------     Paid-In        Accumulated        Treasury
                               Shares       Amount         Shares    Amount     Capital          Deficit            Stock
                               ------       -------        ------    ------   ----------       -----------        --------
                                                           (Stated in Thousands)

BALANCES, May 31, 1992         9,157        $ 91           5,499     $ 55       $ 71,764        $(31,030)          $(14,005)

Proceeds from stock options
  exercised                       54           1              -        -             306              -                 -

Purchase of interest in the
  Jones Group, Ltd.               -           -               -        -              -              (37)                37

Sale of Class A Common
 Stock                         4,270          43              -        -          57,884              -                 -

Class A Stock Option Grants       -           -               -        -           4,080              -                 -

Purchase of Treasury Stock
  from Jones Spacelink, Ltd.      -           -               -        -              -             (336)              (414)

Net loss                          -           -               -        -              -          (56,790)               -
                              ------         ----          -----      ----      --------         -------           --------

BALANCES, May 31, 1993        13,481         $135          5,499      $ 55      $134,034        $(88,193)          $(14,382)
                              ------         ----          -----      ----      --------        --------           --------


CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' INVESTMENT                                  Jones Intercable, Inc.
For the years ended May 31, 1992, 1993 and 1994                 and Subsidiaries

                                              Class A Common Stock      Common Stock      Additional
                                              --------------------    ---------------      Paid-In      Accumulated    Treasury
                                               Shares     Amount      Shares    Amount     Capital        Deficit       Stock
                                              --------   ---------    ------    ------     -------      -----------    --------
                                                                             (Stated in Thousands)

BALANCES, May 31, 1993                         13,481      $135       5,499      $55       $134,034     $ (88,193)     $(14,382)

Proceeds from stock options
  exercised                                        75         1          -         -            418            -             -

Class A Common Stock issued upon
  conversion of Subordinated Debentures             6         -          -         -            100            -             -

Class A Stock Option Grants                        -          -          -         -            152            -             -

Sale of Class A Common Stock to
  Bell Canada International Inc.                2,500        25          -         -         54,975            -             -

Net loss                                           -          -          -         -            -         (25,277)           -
                                               ------      ----        -----     ---       --------     ---------      --------

BALANCES, May 31, 1994                         16,062      $161        5,499     $55       $189,679     $(113,470)     $(14,382)
                                               ======      ====        =====     ===       ========     =========      ========



        The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF
CASH FLOWS                                               Jones Intercable, Inc.
For the years ended May 31, 1994, 1993 and 1992                and Subsidiaries

                                                                      1994                 1993                  1992
                                                                    --------            ---------            ----------
                                                                                  (Stated in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $(25,277)           $ (56,790)           $  19,579
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Extraordinary loss on early extinguishment
      of debentures, net of related income taxes                         -                 20,386                2,504
    Extraordinary tax benefit from loss carryforward utilization         -                    -                 (6,089)
    Cumulative effect of change in method of accounting for
      income taxes                                                       -                 (3,862)                 -
    Class A Common Stock option expense                                  152                4,080                  -
    Loss (gain) on sale of assets                                        -                  5,466              (29,933)
    Depreciation and amortization                                     43,831               42,720               39,586
    Deferred income tax provision                                        -                    -                  7,389
    Equity in losses of affiliated entities                            4,624                2,900                8,158
    Amortization of discount on debentures                               -                    348                  808
    Increase (decrease) in deferred distribution revenue                 -                  4,778              (20,373)
    Increase in trade receivables                                       (627)                (805)                (951)
    Decrease (increase) in other receivables, deposits,
      prepaid expenses and other assets                                 (362)              (1,548)                 297
    Increase (decrease) in accounts payable, accrued
      liabilities and subscriber prepayments and deposits              1,321                9,059               (6,589)
                                                                    --------            ---------             --------
Net cash provided by operating activities                             23,662               26,732               14,386
                                                                    --------            ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of cable television systems                                 (27,880)             (74,165)                 -
Sale of cable television systems                                         -                 18,170               15,000
Liquidation of partnership interest                                      -                    -                 40,000
Purchase of property and equipment                                   (23,818)             (18,238)             (17,068)
Investment in cable television partnerships and affiliates           (28,570)              (5,798)             (12,278)
Investment in The Mind Extension University                          (15,758)              (8,349)              (1,651)
Other, net                                                             3,524                3,385                3,411
                                                                    --------            ---------            ---------
Net cash provided by (used in) investing activities                  (92,502)             (84,995)              27,414
                                                                    --------            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                              84,500              207,000              110,000
Repayment of debt                                                    (67,500)            (227,000)            (126,300)
Proceeds from issuance of Class A Common
  Stock and Class A Common Stock options                              55,519               58,234                9,949
Increase in accounts receivable from affiliated entities                (264)              (4,302)              (1,637)
Purchase of Treasury stock                                               -                   (750)                 -
Redemption of debentures                                                 -               (225,557)             (33,180)
Proceeds from debenture offerings, net                                   -                253,839                  -
Other, net                                                              (307)              (4,484)              (1,802)
                                                                    --------            ---------            ---------
Net cash provided by (used in) financing activities                   71,948               56,980              (42,970)
                                                                    --------            ---------            ---------

Increase (decrease) In Cash and Cash Equivalents                       3,108               (1,283)              (1,170)

Cash and Cash Equivalents, beginning of year                           1,131                2,414                3,584
                                                                    --------            ---------            ---------

Cash and Cash Equivalents, end of year                              $  4,239            $   1,131            $   2,414
                                                                    ========            =========            =========





         The accompanying notes to consolidated financial statements are an integral part of these statements.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the years ended May 31, 1994, 1993 and 1992


1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization

          Jones Intercable, Inc. (the "Company") was formed in 1970, as a wholly-owned subsidiary of Jones International, Ltd. ("International"). Subsequent sales of shares of the Company's Common Stock by International and issuances of shares of such stock and Class A Common Stock by the Company reduced International's ownership of the Common Stock and Class A Common Stock of the Company. In 1987, International agreed to exchange approximately 97% of its Common Stock holdings of the Company for Class A Common Stock of Jones Spacelink, Ltd. ("Spacelink"), a subsidiary of International with a publicly held minority interest. Spacelink now owns approximately 58% of the Company's outstanding Common Stock (14% of both classes of outstanding shares) and International's direct ownership of Common Stock is approximately 4%. International, whose sole shareholder is Glenn R. Jones, Chairman of the Board and Chief Executive Officer of the Company, beneficially owns all the issued and outstanding shares of Spacelink's Class B Common Stock and approximately 79% of Spacelink's Class A Common Stock. Glenn R. Jones, through his direct and indirect ownership of Common Stock, has voting power over approximately 48% of the votes to be cast by all of Intercable's shareholders on matters not requiring a class vote because of certain preferences of the Company's Common Stock.

          The Company and its subsidiaries own and operate cable television systems. The Company also manages cable television systems owned by partnerships and owns investments in foreign cable television/telephony properties.

          On November 12, 1993, the Company announced that negotiations had commenced regarding the possible acquisition by the Company of substantially all of the assets of Spacelink in return for the issuance of Class A Common Stock of the Company to Spacelink (the "Spacelink Transaction"). On June 2, 1994, the Company announced that a definitive agreement had been reached with Spacelink. Pursuant to that agreement, the Company would issue 4,100,000 shares of Class A Common Stock to Spacelink in exchange for substantially all of the assets of Spacelink. The closing of this transaction is expected to occur simultaneously with the closing of the Bell Canada International, Inc. transaction discussed below. The closing is subject to a number of conditions, including the approval of the shareholders of the Company and the approval of the shareholders of Spacelink.

          The Company and Bell Canada International Inc. ("BCI") have entered into an agreement whereby BCI would acquire an approximate 30 percent equity interest in the Company through the purchase of Class A Common Stock of the Company. Under the terms of the agreement, BCI would invest $400,000,000 over time. The original investment would be in two installments: the purchase by BCI of 2,500,000 newly issued Class A shares of the Company at $22 per share for $55,000,000, and the purchase at closing at $27.50 per share of Class A Common Stock of the Company to acquire a 30 percent interest for a total consideration of approximately $261,000,000. The Company received the $55,000,000 initial investment, representing an approximate 13% interest in the Company, in the fourth quarter of fiscal 1994. The $55,000,000 was used to reduce amounts outstanding under the Company's revolving credit facility. BCI also was committed to invest up to an additional $139,000,000 to maintain its 30 percent interest in the event the Company offered additional Class A Common Stock. BCI had the

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


right to maintain or increase its ownership by investing amounts beyond the initial $400,000,000 commitment.

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

          Closing of the BCI transaction, which is subject to certain conditions, is expected to occur in fiscal 1995.

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's investments in domestic cable television partnerships and other affiliates (Note 3) are carried at cost plus equity in profits and losses. All significant intercompany transactions have been eliminated in consolidation.

          Cash and Cash Equivalents

          For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Income taxes and interest paid during the periods presented are as follows:

                                                                May 31,
                                           ----------------------------------------------
                                             1994                1993              1992
                                           --------            --------          --------
                                                        (Stated in Thousands)
          Income taxes                     $    -              $    -            $  1,185
          Interest                           35,689              38,871            39,030
                                           --------            --------          --------
                                           $ 35,689            $ 38,871          $ 40,215
                                           ========            ========          ========

          Non-cash transactions: During fiscal 1994 and 1993, the Company recorded $152,000 and $4,080,200, respectively of Additional Paid-in Capital related to Class A Common Stock option grants as discussed in Note 7. No material non-cash investing or financing transactions occurred during fiscal 1992.

          Property, Plant and Equipment

          Prior to receiving the first revenues from subscribers of a cable television system constructed by the Company, all construction costs, operating expenses and interest related to the system are capitalized. From the time of such receipt until completion of construction, but no longer than two

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


years (defined as the "prematurity period"), portions of certain fixed operating expenses and interest are capitalized in addition to direct construction costs. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. No such amounts were capitalized during the years ended May 31, 1994, 1993 and 1992. In addition, costs (including labor, overhead and other costs of completion) associated with installation in homes not previously served by cable television are capitalized and included as "distribution systems".

          Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated service lives:

          Distribution systems including capitalized
             interest and operating expenses                            Primarily 15 years
          Buildings                                                     10-20 years
          Equipment and tools                                           3- 5 years
          Premium service equipment                                     5 years
          Earth receive stations                                        5-15 years
          Vehicles                                                      3- 4 years
          Other property, plant and equipment                           3- 5 years

          Franchise Costs

          Costs incurred in obtaining cable television franchises and other operating authorities are initially deferred and amortized over the lives of the franchises. Franchise rights acquired through purchase of cable television systems are stated at estimated fair value at the date of acquisition and amortized over the remaining terms of the franchises. Amortization is determined using the straight-line method over lives of one to ten years.

          Cost in Excess of Interests in Net Assets Purchased

          The cost of acquisitions in excess of the fair values of net assets acquired is being amortized using the straight-line method over a 40-year life. The Company assesses the realizability of these assets through periodic independent appraisals. Any impairments are recognized as expense on the Company's Consolidated Statements of Operations.

          Deferred Financing Costs

          Costs incurred in connection with the issuance of subordinated debentures and the execution of revolving credit agreements are deferred and amortized using the effective interest method over the life of such issues and agreements.

          Investment in Cable Television Systems Held for Resale to Managed Limited Partnerships

          Revenues and expenses attributable to cable television systems held by the Company on behalf of its managed limited partnerships are not reflected in the Consolidated Statements of Operations. Only

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


the net cash deficiency generated during the first year of the holding period by systems held for resale is capitalized as carrying costs and included in investment in cable television systems held for resale to managed limited partnerships.

          Fund Fees and Distributions

          Fees and distributions earned by the Company related to cable television properties sold to unaffiliated parties are recorded as revenues when received. Fees and distributions earned by the Company as general partner of managed limited partnerships related to cable television properties sold to the Company are treated as a reduction of the purchase prices of the cable television systems purchased. Fees and distributions earned by the Company as General Partner of managed limited partnerships related to cable television properties sold to entities in which the Company has a continuing equity interest are deferred and recognized as revenue in future periods.

          Income Taxes

          Effective June 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax liability or asset is determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse.

          Earnings Per Share of Class A Common Stock and Common Stock

          Net income (loss) per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings per share. Conversion of the Convertible Subordinated Debentures to Class A Common Stock was assumed for calculation of fully diluted earnings per share.

          Reclassifications

          Certain prior year amounts have been reclassified to conform to the 1994 presentation.

2.        TRANSACTIONS WITH RELATED PARTIES

          The Company and the limited partnerships for which the Company is general partner (Note 4) have had, and will continue to have, certain transactions with International and its other subsidiaries. Principal recurring transactions are as follows:

          On May 31, 1991, the Company purchased from International a 19% interest in Galactic Radio, Inc. for $4,305,000 in cash. The purchase price was based on an independent third party appraisal. The Company has accounted for this acquisition as a transfer between entities under common control, with the excess consideration paid over the historical cost of the assets acquired being charged to retained earnings. Spacelink owns the remaining 81% interest in Galactic Radio, Inc. Galactic

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


Radio, Inc. owns 50% of Superaudio which provides audio programming to the Company, its partnerships and unaffiliated entities. Payments made to Superaudio relating to the Company's owned cable television systems totaled approximately $151,800, $144,200 and $127,000, respectively for the years ended May 31, 1994, 1993 and 1992.

          In fiscal 1993, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. The Company agreed to pay Space Segment $2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. Space Segment has the right to terminate the license at any time upon 30 days' written notice to the Company. On November 9, 1993, the Company extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement. The Company subsequently terminated the 1993 license agreement and entered into a new license agreement with Space Segment. Under the new license agreement, the Company, Jones Infomercial Networks, Inc. ("PIN") and Jones Computer Network, Ltd. ("JCN"), affiliates of International, have a license to use the transponder for their respective purposes. Under the terms of the new agreement, the Company agreed to pay Space Segment $200,000 per month from January 1994 through March 1994 and the Company and PIN each agreed to pay $100,000 per month beginning April 1994 and until the launch of JCN.
Thereafter the Company, PIN and JCN will each pay $66,667 per month. The Company recognized $2,300,000 and $700,000 of rental expense related to these lease agreements during the fiscal years ended May 31, 1994 and 1993, respectively.

          Jones Interactive, Inc., a wholly-owned subsidiary of International, provides information management and data processing services for all companies affiliated with International. Charges to the various operating companies are based on usage of computer time by each entity. Fees charged to the Company and its affiliated partnerships for the years ended May 31, 1994, 1993 and 1992 totaled $4,687,000, $4,082,400 and $3,607,900, respectively. The Company paid approximately 26%, 22% and 22% of these fees during fiscal 1994, 1993 and 1992, respectively.

          Jones Informercial Networks, Inc., ("Jones Infomercial") provides advertising time for third parties on certain Company, Spacelink and their managed partnership cable television systems, using those systems' ad sales slots. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between Jones Infomercial and the entities owning the cable television systems. Payments made to the Company by Jones Infomercial relating to the Company's owned cable television systems totaled approximately $17,700 for the year ended May 31, 1994. No such payments were made during the years ended May 31, 1993 and 1992.

          The Company is party to a lease with Jones Properties, Inc., a wholly-owned subsidiary of International, under which the Company has leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term with three 5-year renewal options. The annual rent is not to exceed $24.00 per square foot, plus operating expenses. The Company has subleased approximately 26% of the building to International and certain affiliates of International on the same terms and conditions as the above-mentioned lease. Rent payments to Jones Properties, Inc., net of subleasing reimbursements for the three years ended May 31, 1994, 1993 and 1992 were $1,753,000 for each respective period. The Company paid approximately 26%, 22% and 22% of these fees during fiscal 1994, 1993 and 1992, respectively.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992



          The Jones Group, Ltd. ("Jones Group"), an affiliated corporation, performs brokerage services for the Company and the limited partnerships. In June 1987, the Company acquired 1,990 shares (19.9%) of Common Stock of Jones Group for $4,245,000 in cash and 164,867 shares of the Company's Common Stock. The Company accounted for this acquisition as a transfer between entities under common control, with the excess consideration paid over the historical cost of the assets acquired being charged to retained earnings in the amount of $5,162,000. Dividends received during the years ended May 31, 1994, 1993 and 1992 totaled $66,100, $191,400 and $272,800, respectively.

          Jones Group will generally receive a fee equal to 2-1/2% of the sales price for brokering partnership properties to unaffiliated parties.

          Brokerage fees earned by Jones Group from the Company and its managed partnerships are summarized as follows:

                                                   The Company           Partnerships
                                                   -----------           ------------
                                                           (Stated in Thousands)
          Year ended May 31,
                1994                                $680                    $   -
                1993                                 523                     2,214
                1992                                  12                       731

          Jones Financial Group, Ltd. ("Jones Financial Group") performs services for the Company as its agent in connection with joint venture and other financial arrangements. The Company paid an advisory fee of L.414,854 (approximately $632,600) to Jones Financial Group in fiscal 1995 for its services to the Company in connection with the Company's transfer of all of its interests in its cable/telephony properties in the United Kingdom to Bell Cablemedia plc (See Note 3).

          Historically, Jones International Securities, Ltd., ("JIS") a wholly-owned subsidiary of International, acted as dealer-manager of offerings by the Company's managed limited partnerships. The dealer-manager received fees generally equal to 10% of the capital contributed by the limited partners from which all sales commissions of participating broker-dealers are paid. A substantial portion of this fee was paid to unaffiliated broker-dealers. JIS provides investor support services to the Company and its partnerships. The Company paid approximately 26%, 22% and 22% of these expenses during fiscal 1994, 1993 and 1992, respectively.

          On July 3, 1990, the Company purchased an aircraft owned by International Aviation, Ltd. ("Aviation"), a subsidiary of International, by acquiring all of the common stock (1,000 shares) of Aviation for $935,600 and repaying the remaining $564,400 of debt outstanding on the aircraft. The purchase price was based on an independent third party appraisal. The acquisition of Aviation by the Company was accounted for as a transfer between entities under common control and, accordingly, the assets transferred were recorded by the Company at historical cost with a corresponding charge against retained earnings. To the extent the aircraft is used by affiliates of the Company, the Company will be reimbursed by such affiliates.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


          The Company has incurred approximately $4,246,000, $2,222,600 and $1,633,300 of related party expenses in connection with the above-mentioned related party transactions which had been charged to operating, general and administrative expenses during the fiscal years ended May 31, 1994, 1993 and 1992, respectively. The remaining related party expenses have been allocated to the Company's managed partnerships and affiliates. The Company believes that the methodology used in allocating related party expenses is reasonable.

          During fiscal 1994 and 1993, the Company carried accounts receivable from International and its affiliates totaling $2,000,000. Interest on such receivables is charged at the Company's average cost of borrowing plus 2% and is being paid currently.

 3.       INVESTMENTS IN CABLE TELEVISION PARTNERSHIPS AND JOINT VENTURES

          United Kingdom Holdings

          The Company owns a 38% interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62% is owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. At the closing, Jones Global Group transferred its equity interests in the companies that own the Leeds and Aylesbury-Chiltern franchises, its general partner interest in Jones United Kingdom Fund, Ltd. and the assets of its United Kingdom management subsidiary to Bell Cablemedia. Also on July 22, 1994, the Company and certain of its wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. At the closing, the Company transferred its equity interests in the companies that own the Leeds and South Hertfordshire franchises and the Company's equity interest in and shareholder loans to ELT Acquisition Company Limited to Bell Cablemedia. In addition, the Norwich, Peterborough, Broadland and Fenland franchises, which were acquired by the Company for $15,500,000 during fiscal 1994, were also transferred. As a result of these transactions, the Company and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom.

          Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80% by Bell Canada International Inc. ("BCI") and 20% by Cable and Wireless plc ("C&W"). The Company's and Jones Global Group's agreement to contribute their United Kingdom holdings to Bell Cablemedia was contingent upon the successful completion of Bell Cablemedia's initial public offering, which closed on July 22, 1994. The initial offering price for the ADSs was $17.00 per ADS. As part of the initial offering, Jones Global Group sold 1,100,000 ADSs providing net cash proceeds of $17,547,888. The proceeds from the sale of the ADSs by Jones Global Group are intended to allow it to satisfy estimated U.S. and U.K. tax liabilities in connection with the transactions.

          The ADSs received by the Company are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), and the Company will not be able

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


to sell its ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are registered by a subsequent registration statement. Bell Cablemedia, BCI, C&W, the Company and Jones Global Group have agreed that, for a period of 180 days after July 15, 1994 (the date of the definitive prospectuses used in Bell Cablemedia's ADS Offerings), they will not sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia (except for those ADSs received by Jones Global Group that were sold as part of the ADS Offerings) without prior written consent of the lead U.S. underwriters of the ADS Offerings.

          After giving effect to Bell Cablemedia's acquisition of the United Kingdom holdings of the Company and Jones Global Group and the closings of the ADSs Offerings on July 22, 1994, BCI indirectly owns approximately 42.2%, C&W indirectly owns approximately 12.8%, the Company owns approximately 9.7% and Jones Global Group owns approximately 4.2% of the issued and outstanding shares of Bell Cablemedia. Based upon the quoted market price of $21.50 per ADS at August 25, 1994, the quoted market value of the Company's direct investment totaled approximately $129,766,400. The Company's indirect investment, through its 38% ownership of Jones Global Group, totaled $20,944,500. Due to the affiliated nature of the transaction and the Company's indirect continuing interest in the UK properties, the investment in Bell Cablemedia is reflected at the Company's cost. At May 31, 1994, the Company's net investment in these UK properties totaled approximately $50,067,800.

          The Company paid an advisory fee of L.414,854 (approximately $632,600) to Jones Financial Group in fiscal 1995 for its services to the Company in connection with the aforementioned transactions. Jones Global Group paid an advisory fee of L.251,812 (approximately $384,000) to Jones Financial Group for its services to Jones Global Group in connection with the aforementioned transactions. Jones Financial Group is owned by International and Glenn R. Jones.

          Jones Spanish Holdings

          Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. Spanish Holdings has continued cable television system acquisition, development and operations in Zaragoza, Spain but has discontinued its operations in Jerez de la Frontera/Puerto Santa Maria, Spain. These affiliates currently are seeking to acquire the rights to develop cable television operations in Spain. The Company has made advances totaling $769,300 during fiscal 1994, and has advanced a total of $7,764,000 as of May 31, 1994 to fund Spanish Holdings' activities to date. Additional advances may be made in the future. These advances have been reflected as investments in foreign cable television properties on the Company's Consolidated Balance Sheets due to their long-term nature, with interest charged at the Company's weighted average cost of borrowing. The Company's net investment in all of its Spanish activities was approximately $7,684,300 at May 31, 1994. The Company is seeking to sell its Spanish system to Bell Cablemedia in fiscal 1995.

          Mind Extension University, Inc.

          During fiscal 1992 and 1993, the Company invested $10,000,000 in Mind Extension University, Inc., ("ME/U"), an affiliated company that provides educational programming through

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. In May 1993 and December 1993, the Board of Directors of the Company also approved a $10,000,000 advance and a $5,000,000 advance, respectively to ME/U on an as-needed basis. Of these advances, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. As of May 31, 1994, all of the total $15,000,000 had been advanced. On May 3, 1994, the Board of Directors of the Company approved an additional $5,000,000 advance to ME/U on an as needed basis, interest accrued at the Company's weighted average cost of borrowing plus two percent. As of May 31, 1994, $758,300 of the $5,000,000 had been advanced. These advances, which total $15,758,300, have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature. Payments made to ME/U relating to the Company's owned cable television systems for programming services for the fiscal years ended May 31, 1994, 1993 and 1992 totaled approximately $103,300, $84,300 and $76,800, respectively.

          Jones Intercable Investors, L.P.

          The Company is the general partner of this partnership, which was formed on September 18, 1986, and owns a 1% general partner interest. In a series of transactions, the Company purchased an approximate 19% ownership interest. The Company has a gross investment of approximately $18,089,700 in this partnership at May 31, 1994. The Company's net investment in this partnership totaled approximately $5,129,800 at May 31, 1994. Based upon the quoted market price of $10.00 per unit at May 31, 1994, the quoted market value of this investment was approximately $15,926,300. The Company has accounted for this investment using the equity method of accounting.

4.        MANAGED PARTNERSHIPS

          Organization

          The Company is general partner for a number of limited partnerships formed to acquire, construct, develop and operate cable television systems. Partnership capital has been raised principally through a series of public offerings of limited partnership interests. The Company made a capital contribution of $1,000 to each partnership and is allocated 1% of all partnership profits and losses. The Company may also purchase limited partner interests in the partnerships and generally participates with respect to such interests on the same basis as other limited partners.

          As general partner, the Company defers costs of limited partnership public offerings and costs of formation of each limited partnership. These costs are reimbursed by the partnerships formed, subject to a limitation of 3-3/4% of sales proceeds, for currently offered partnerships. Any costs in excess of this limitation are borne by the Company and expensed as "other expense" in the Company's Consolidated Statements of Operations. The Company, through its 38% ownership in Jones Global Funds, Inc., the General Partner of Jones United Kingdom Fund, Ltd., absorbed $129,300 and $500,000

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


of such costs during fiscal 1994 and 1993. The Company, as general partner of Cable TV Fund 15-A, Ltd. and, through an affiliate, managing general partner of IDS/Jones Growth Partners II, L.P., absorbed approximately $700,000 and $346,000, respectively, of such costs during fiscal 1992.

          Management Fees

          As general partner, the Company manages the partnerships and receives a fee for its services generally equal to 5% of the gross operating revenues of the partnerships, excluding revenues from the sale of cable television systems or franchises.

          Distributions

          Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are generally allocated 99% to the limited partners and 1% to the general partner. With respect to Cable TV Funds 11 and 12, any distributions other than from cash flow, such as from sale or refinancing of the system or upon dissolution of the partnership, are generally made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal the amount initially contributed to the partnership capital by the limited partners and the balance, 75% to the limited partners and 25% to the general partner. With respect to Cable TV Fund 14, any distributions other than from cash flow are generally made as follows: first, to the limited partners in an amount which, together with all prior distributions from cash flow, will equal 125% of the amount initially contributed to the partnership and the balance, 75% to the limited partners and 25% to the general partner. With respect to Cable TV Fund 15, any distributions other than from cash flow are generally made as follows: first, to the limited partners and general partner in an amount which, together with all prior distributions, will equal the amount initially contributed to the partnership capital by the limited partners and general partner; second, to the limited partners which, together with all prior distributions, will equal a 6% per annum cumulative and noncompounded return on the capital contributions of the limited partners; the balance, 75% to the limited partners and 25% to the general partner.

          With respect to the Jones Cable Income Fund partnerships, any distributions other than from cash flow are generally made as follows: first, to the limited partners in an amount which, together with all prior distributions made from sources other than cash flow, will equal the amount initially contributed to partnership capital; second, to the limited partners in an amount which, together with all prior distributions from cash flow, will equal a liquidation preference ranging from 10% to 12% per annum, cumulative and noncompounded, on their initial capital contributions and the balance, 75% to the limited partners and 25% to the general partner.

          Any distributions other than from cash flow made by Jones Intercable Investors, L.P. (Note 3) are generally distributed as follows: first, to the holders of the Class A Units an amount which, together with all prior distributions of cash flow from operations, will equal a preferred return equal to 10% per annum, cumulative and noncompounded, on an amount equal to $16.00 per Class A Unit, less any portion of such amount which may have been returned to the Unitholders from prior sale or refinancing proceeds; second, to the holders of Class A Units an amount which, together with all prior distributions

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


other than distributions of cash flow from operations, will equal $16.00 per Class A Unit, and the remainder, 60% to the holders of the Class A Units and 40% to the general partner.

          The Company recognized fees and distributions totaling $4,778,000 and $26,790,000 for the years ended May 31, 1993 and 1992, respectively. No such fees and distributions were recognized during fiscal 1994. The $4,778,000 distribution received during fiscal 1993 from Jones Intercable Investors L.P., in which the Company has a 19% limited partnership interest, upon the sale to the Company of the cable television system serving the area in and around Alexandria, Virginia was recorded as a reduction in the Company's investment in Jones Intercable Investors, L.P. Approximately $20,373,000 of the distributions recognized during fiscal 1992 was deferred in fiscal 1991 as a result of the Company's continuing equity interest in Jones Crown Partners. An additional $363,000 of such distributions, relating to the Jones Crown Partners transaction, was received during fiscal 1992 but recognition was deferred. The total of these two distributions, $20,736,000, was recognized upon the liquidation of the Company's interest in Jones Crown Partners. The remaining amount recognized in fiscal 1992 represents a distribution received upon the sale of the remaining cable television system owned by Cable TV Fund 11-E/F Joint Venture to an unaffiliated party.

          Allocations

          The Company's managed limited partnerships reimburse the Company for certain allocated overhead and administrative expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. The Company provides engineering, marketing, administrative, accounting, information management, legal, investor relations and other services to the partnerships. Allocations of personnel costs have been based primarily on actual time spent by Company employees with respect to each partnership managed. Remaining overhead costs have been allocated based on revenues and/or the relative cost of partnership assets managed. As of December 1993, remaining overhead costs have been allocated based solely on revenues. Company-owned systems are also allocated a proportionate share of these expenses under the allocation formulas described above. Amounts charged partnerships and other affiliated companies have directly offset operating, general and administrative expenses by approximately $28,499,600, $26,434,500 and $25,075,900 for the years ended May 31, 1994, 1993 and 1992, respectively.

          Advances

          The Company has made advances to certain of the limited partnerships primarily to accommodate expansion and other financing needs of the partnerships. Such advances bear interest at rates equal to the Company's weighted average cost of borrowing which, for the year ended May 31, 1994 was 9.75%. Interest charged to the limited partnerships for the years ended May 31, 1994, 1993 and 1992 was $1,617,000, $1,497,600 and $1,795,000,
respectively.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


          Certain condensed financial information regarding managed partnerships, on a combined basis, is as follows:

                                                           December 31,
                                           -----------------------------------------
                                             1993             1992            1991
                                           --------        --------       ----------
                                                         (Stated in Thousands)

Total assets                               $852,604        $921,664       $1,017,560
Debt                                        590,540         590,698          629,194
Amounts due general partner                  16,467          12,690            8,762
Partners' Capital (Net of
  accumulated deficit)                      214,056         284,058          350,348

Revenues                                    344,373         334,948          361,431
Depreciation and amortization               135,736         151,879          187,607
Operating loss                              (24,458)        (29,503)         (58,429)
Net loss                                    (60,327)        (15,945)        (126,584)

          The fair market values of the partnerships' assets, as determined by independent appraisals, exceed the combined amounts due the Company and other outstanding indebtedness for each individual partnership.

          The amount reported as combined net loss for all managed limited partnerships includes gains on sales and liquidations recognized by certain partnerships which totaled approximately $0, $59,939,100 and $0 for the years ended December 31, 1993, 1992 and 1991, respectively.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


5.        DEBT

          Debt consists of the following:

                                                                                            May 31,
                                                                                 ----------------------------
                                                                                    1994              1993
                                                                                 ----------        ----------
                                                                                     (Stated in Thousands)
SUBORDINATED DEBENTURES:
   Debentures due July 15, 2004, interest payable
     semi-annually at 11.5%, redeemable at the Company's
     option on or after July 15, 1997 at 106.75% of par,
     declining to par by July 15, 2000                                           $  160,000        $  160,000
   Debentures due March 1, 2008, interest payable
     semi-annually at 10.50%, redeemable at the Company's
     option on or after March 1, 2000 at 105.25% of
     par, declining to par by March 1, 2005                                         100,000           100,000
   Convertible debentures due June 1, 2007, interest
     payable semi-annually at 7.5%, redeemable at the
     Company's option on or after June 1, 1990 at 107.5%
     of par, declining to par by 1997                                                19,368            19,468

OTHER:
   3.7% to 17.00% capitalized equipment lease
     obligations due in installments through 1998                                     1,136             1,228
   Non-interest bearing notes due 1995 through 1998                                     403               518

LENDING INSTITUTIONS:
   Credit facility                                                                   63,000            46,000
                                                                                 ----------        ----------

                 Total debt                                                      $  343,907        $  327,214
                                                                                 ==========        ==========

          In addition to the terms described above, the Company's Convertible Subordinated Debentures may be converted into its Class A Common Stock at $15.10 per share, subject to adjustment under certain conditions. Also, the 11.5% Senior Subordinated Debentures due 2004 and the Convertible Subordinated Debentures described above provide for annual sinking fund payments which are calculated to retire 62-1/2% to 75% of the issues prior to maturity after consideration of the debt redemptions discussed below, as follows:

                                                                        Annual Sinking        Commencement
                                                                         Fund Payment             Date
                                                                        --------------        -------------
Debenture Issue:
  Convertible Debentures                                                $ 3,000,000           June 1, 1998
  Debentures due July 2004                                              $50,000,000           July 15, 2002

Other than the amounts listed above, there are no other significant debt maturities.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


          As a result of the Company's various debenture redemptions during fiscal 1992 and 1993, the Company has eliminated any cash requirements for sinking fund payments scheduled above until fiscal 2003.

          On June 18, 1993, the Company filed two registration statements with the Securities and Exchange Commission relating to the offering of $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and the offering of 6,000,000 shares of Class A Common Stock of the Company. These registration statements are effective, but no securities have been sold except for 2,500,000 shares of Class A Common Stock sold to BCI in the fourth quarter of fiscal 1994. The proceeds from these offerings would be added to the general funds of the Company and may be used to make acquisitions of cable television systems or interests therein, and for general corporate purposes.

          On December 8, 1992, the Company entered into a $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of borrowings available under this agreement remains at $300,000,000 through May 31, 1995, after which availability is reduced quarterly until expiration on November 30, 2000. Interest on amounts outstanding under the credit facility range from LIBOR plus 1 3/8% to LIBOR plus 2 1/2% depending upon whether certain financial ratios have been achieved. For the year ended May 31, 1994, the Company's effective interest rate on the credit facility was 5.6%. A fee of 1/2% per annum on the unused portion of the new commitment is also required. Substantially all of the Company's cable television related assets are pledged as security under the agreement. In March 1994, the Company used the $55,000,000 of proceeds received from the sale of 2,500,000 shares of Class A Common Stock to BCI to repay amounts outstanding under the credit facility. At May 31, 1994, the Company had $63,000,000 outstanding under the credit facility, leaving $237,000,000 of potential availability on this credit facility; however, due to covenant restrictions, the Company can access only approximately $42,000,000 of this availability.

          The Company has never paid a cash dividend with respect to its shares of Common Stock or Class A Common Stock, and it has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business. The Company's credit agreements restrict the right of the Company to declare and pay cash dividends without the consent of the lenders.

          At May 31, 1994, the carrying amount of the Company's long-term debt was $343,907,000 and the estimated fair value was $354,707,000. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues.

6.        INCOME TAXES

          Effective June 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax liability or asset is determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. A valuation allowance must be established for

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

          The cumulative effect of the change in the method of accounting for income taxes, attributable to fiscal years prior to 1993, was a decrease in net losses of $3,862,000, or $.27 per share, which has been reflected as a change in accounting method in the accompanying financial statements. Deferred tax expense or benefit is the result of changes in the liability or asset recorded for deferred taxes. During fiscal 1994 and 1993, changes in the Company's temporary differences and losses from operations, which result primarily from depreciation and amortization, resulted in deferred tax benefits which were offset by a valuation allowance of an equal amount.

          Computation of the cumulative and current tax provision under SFAS No. 109 requires recognition of the deferred tax liabilities and assets for the expected future tax consequences of temporary differences. Additionally, recognition is given for the future tax benefits of existing tax basis net operating loss and tax credit carryforwards, after reduction by a valuation allowance determined after evaluation of future factors affecting realization of the carryforwards.

          Components of income tax expense for Federal and state income tax purposes are as follows:

                                                                Year Ended May 31,
                                                ------------------------------------------------
                                                   1994               1993               1992
                                                ----------         ----------         ----------
                                                              (Stated in Thousands)
Current (benefit) provision
  Federal                                       $    -             $    -             $   (1,185)
  State                                              -                  -                  1,185
                                                ----------         ----------         ----------
Current provision                                    -                  -                  -
                                                ----------         ----------         ----------
Deferred provision
  Federal                                            -                  -                  7,389
  State                                              -                  -                  -
                                                ----------         ----------         ----------
Deferred provision                                   -                  -                  7,389
                                                ----------         ----------         ----------
Total income tax provision on income
  from operations                                    -                  -                  7,389
                                                ----------         ----------         ----------
Total income tax benefit on
  extraordinary items                                -                  -                 (7,389)
                                                ----------         ----------         -----------
Cumulative effect of change in
  method of accounting for income taxes              -                (3,862)              -
                                                ----------         ---------          ----------

Total income tax benefit                        $    -             $  (3,862)         $    -
                                                ==========         =========          ==========


                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


           The following table reconciles the statutory Federal income tax rate to the effective tax rate:

                                                                         Year Ended May 31,
                                                            ----------------------------------------
                                                               1994           1993           1992
                                                            --------        --------        --------
                                                                      (Stated in Thousands)

Computed "normally expected" income
  tax (benefit) provision at statutory
  rates on income from operations                           $ (8,847)       $(13,690)       $  7,950
Increases (reductions) in taxes
  resulting from -
    Alternative minimum taxes                                     -               -           (1,183)
    Amortization of costs in excess of
      interest in net assets purchased                           228              -              355
    State income taxes, net of Federal
      income tax benefit                                        (822)         (1,330)            643
    Change in status of foreign investments                   (2,505)             -               -
    Foreign equity investment                                    412              -               -
    Tax credits                                                   -             (591)             -
    Enacted future tax rate changes                               -             (576)             -
    Other                                                        (90)             -             (376)
                                                            --------        --------        --------

Total income tax (benefit) provision
  from operations                                            (11,624)        (16,187)          7,389
                                                            --------        --------        --------
Tax effect of extraordinary items                                 -           (7,604)         (7,389)
SFAS 109 valuation allowance                                  11,624          23,791              -
Cumulative effect of change in method
  of accounting of income taxes                                   -           (3,862)             -
                                                            --------        --------        --------

Total income tax benefit                                    $     -         $ (3,862)       $     -
                                                            ========        ========        ========

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


           Deferred tax (liabilities) assets are comprised of the following components at May 31, 1994 and 1993:



                                                                May 31, 1994         May 31, 1993
                                                                ------------         ------------
                                                                       (Stated in Thousands)


Deferred Tax Liabilites:
  Depreciation and Amortization                                  $(19,864)            $(30,170)
                                                                  -------             --------

Deferred Tax Assets:
  Regular tax loss carryforwards                                   54,291                42,401
  Investment tax credit carryforwards                               1,076                 1,076
  AMT credit carryforwards                                          1,116                 1,116
  Recognition of partnership items                                  4,040                14,816
  Miscellaneous                                                       988                   784
                                                                 --------             ---------
    Total Deferred Tax Assets                                      61,511                60,193
                                                                 --------             ---------

Valuation allowance                                               (37,785)              (26,161)
                                                                  -------             ---------

Net Deferred Tax Assets                                          $  3,862             $   3,862
                                                                 ========             =========

          The benefit for deferred income taxes is the result of the following timing differences:


                                                               May 31, 1992
                                                           ---------------------
                                                           (Stated in Thousands)


Additional tax depreciation                                       $  4,362
Fund fees and distributions                                         17,184
Timing of partnership income                                        (6,309)
Income recognized for tax
  purposes from properties held for resale                            (590)
Differences in recognition of net
  operating losses for tax and
  financial statement purposes                                     (15,056)
Other                                                                  409
                                                                  --------
Total deferred tax benefit                                        $     --
                                                                  ========



          As of May 31, 1994, the Company had net operating losses ("NOL's") of approximately $66,347,000 for alternative minimum tax ("AMT") and $141,937,000 for regular tax which expire $45,191,000 in 2005, $24,138,000 in 2007,
$40,809,000 in 2008 and $31,799,000 in 2009. The Company also had investment tax credit carryforwards of $1,076,000 expiring 1998 through 2005.

          The Company's regular tax NOL's are recognized for financial statement purposes as a reduction of the deferred tax liability or increase of the deferred tax asset. Consistent with the

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


requirements of SFAS 109, management believes that sufficient taxable income will be incurred during the loss carryforward period to utilize approximately $48,882,500 of the $141,937,000 of regular tax loss carryforwards at May 31, 1993. Therefore, a valuation allowance has been established for approximately $93,054,500 of net operating losses and for all investment tax credits and alternative minimum tax credit carryforwards.

7.        STOCK OPTIONS

          In 1984, the shareholders approved the adoption of a nonqualified stock option plan to provide for the grant of stock options to key contributors to the Company. Options to purchase 500,000 shares of the Company's Class A Common Stock may be granted to an officer, employee, director, or independent consultant to the Company, or of any affiliate, whose judgment, initiative and efforts are expected to contribute to the successful conduct of the Company. Options granted at a price equal to the fair market value of the stock at the date of grant become exercisable in equal installments over a four year period or in such installments as determined by the committee administrating the plan. Effective December 5, 1990, all of the outstanding options under the 1983 Plan were terminated and new options were granted to the holders of the terminated options at the fair market value on that date. The number of shares subject to the new options was identical to the number of shares under the former options and the vesting of such new options was in most instances the same as under the former option agreements. As of May 31, 1994, options to purchase 708,936 shares had been granted, of which 332,381 shares were exercised and options to purchase 216,005 shares had been terminated or forfeited upon resignation of the holders.

          Effective December 6, 1992, the Company granted to certain persons, including officers, five-year, fully-vested options to purchase Class A Common Stock at the same exercise price as then in effect for the grantees, all of whom had held options for the same number of shares which expired on December 5, 1992. The Company recognized $1,869,700 of non-cash compensation expense related to these grants in the third quarter of fiscal 1993.

          On April 17, 1992, the Board of Directors of the Company adopted by unanimous vote, subject to shareholder approval, the Company's 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan was approved by the Company's shareholders on August 20, 1992. Under the terms of the 1992 Plan, a maximum of 1,800,000 shares of Class A Common Stock are available for grant. All employees of the Company, its parent or any participating subsidiary, including directors of the Company who are also employees, are eligible to participate in the 1992 Plan. Options generally become exercisable in equal installments over a four-year period commencing on the first anniversary of the date of grant. The options expire, to the extent not exercised, on the fifth anniversary of the date of grant, or upon the recipient's earlier termination of employment with the Company. Options can be incentive stock options or non-statutory stock options. The exercise price may not be less than 100% of the fair market value for incentive stock options, but may be less than fair market value for non-statutory options. Stock appreciation rights may be granted in tandem with the grant of stock options. The Board of Directors may, in its discretion, establish provisions for the exercise of options different from those described above, and has the power to grant options under the 1992 Plan that may extend for a period of up to ten years. In fiscal 1994, the Company recognized approximately $152,000 of non-cash compensation expense related to stock options granted under the 1992 Plan on November 9, 1993. As of May 31,

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


1994, options to purchase 658,528 shares had been granted, of which options to purchase 8,450 shares had been exercised and 11,963 shares had been terminated or forfeited upon resignation of the holders.

          Information concerning Class A Common Stock options is as follows:

                                                                              May 31,
                                                     -------------------------------------------------------
                                                          1994                1993                   1992
                                                     --------------      --------------           -----------

Available for grant                                      1,160,504            1,759,469              899,578

Outstanding                                                799,165              274,300              325,593
  Price range, per share                             $ 5.625-13.81       $   5.625-11.5           $    5.625

Exercisable                                                195,950              269,300              325,593
  Price range, per share                             $ 5.625-11.50       $ 5.625-6.1875           $    5.625

Granted during period                                      610,928              174,900                -

Terminated during period                                    11,963              171,900               18,850

Exercised during period                                     74,600               54,293              187,850
  Price range, per share                             $       5.625       $        5.625           $    5.625

          The Board of Directors granted options to purchase 100,000 shares of Common Stock on July 14, 1986 and options to purchase 100,000 shares of Common Stock on December 31, 1987 to an officer of the Company at a price equal to fair market value at each respective date. Effective December 5, 1990 these options were terminated and a new option to purchase 200,000 shares of Common Stock was granted at a price equal to the fair market value on that date. Effective March 11, 1993, an option to purchase 200,000 shares of Common Stock was granted under the 1992 Plan at the same exercise price as the former option which had expired on December 5, 1992. The Company recognized approximately $2,210,500 of non-cash compensation expense related to this grant in the fourth quarter of fiscal 1993.

8.        CLASS A COMMON STOCK

          The Class A Common Stock has certain preferential rights with respect to cash dividends and upon liquidation of the Company. In the case of cash dividends, the holders of the Class A Common Stock will be paid one-half cent per share per quarter in addition to any amount payable per share for each share of Common Stock. In the event of liquidation, holders of the Class A Common Stock are entitled to a preference of $1 per share. After such amount is paid, holders of the Common Stock are entitled to receive $1 per share for each share of Common Stock outstanding. Any remaining amount would be distributed to the holders of the Class A Common Stock and the Common Stock on a pro rata basis.

          In general, with respect to the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes 25% of the

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


total membership of the Board of Directors. In all other matters not requiring a class vote, the holders of the Common Stock and the holders of Class A Common Stock vote as a single class provided that holders of Class A Common Stock have one-tenth of a vote for each share held and the holders of the Common Stock have one vote for each share held.

9.        COMMITMENTS AND CONTINGENCIES

          The Company rents office facilities and equipment under various long-term lease arrangements. Minimum commitments under noncancellable operating leases for the five years ending May 31, 1999 and thereafter are as follows:

                                                  Building       Facilities        Equipment
                                                    Lease          Leases            Leases           Total
                                                  --------       ----------        ---------          -----
                                                                      (Stated in Thousands)
                     1995                        $  1,753         $  1,118         $    589         $  3,460
                     1996                           1,753            1,074              255            3,082
                     1997                           1,753              889              212            2,854
                     1998                           1,753              717              146            2,616
                     1999                           1,753              667               21            2,441
                 Thereafter                         1,827            2,684              -              4,511
                                                 --------         --------         --------         --------

                 Total commitments               $ 10,592         $  7,149         $  1,223         $ 18,964
                                                 ========         ========         ========         ========

          Certain amounts included in lease commitments will be allocated to managed limited partnerships using the method discussed in Note 4.

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

          In compliance with these rules, the Company reduced rates charged from certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


          On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

          On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost-of-service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

          The Company has elected to file cost-of-service showings for the following Company-owned cable television systems: Jefferson County, Colorado; Charles County, Maryland; Pima County, Arizona; Alexandria, Virginia; and North Augusta, South Carolina. For these systems, the Company anticipates no further reductions in revenues or operating income before depreciation and amortization. The Company's Anne Arundel, Maryland cable television system is subject to effective competition as defined by the 1992 Cable Act and as a result, will not experience reductions in revenues or operating income before depreciation and amortization due to the rate regulations. The Company complied with the new benchmark regulations and reduced rates in its Oxnard and Walnut Valley, California cable television systems. The annualized reduction of revenues and operating income before depreciation and amortization in these systems is approximately $800,000, or 1%, and approximately $800,000, or 2%, respectively. The Company will continue its efforts to mitigate the effect of such rate reductions. In addition, as a result of the Company's managed partnerships' compliance with the 1992 Cable Act and the corresponding reduction in Partnership revenues, the Company anticipates an annualized reduction in management fee revenue of approximately $100,000, or 1%.

          The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

          The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned or managed by the Company, only one broadcast station withheld its consent to retransmission of its signal, and was no longer carried on October 6, 1993. As of October 11, 1993, however, the broadcast station had given its consent, and its signal was restored to that cable system. Certain other broadcast signals are being carried pursuant to extensions offered to the Company by broadcasters, including a one-year extension for carriage of all CBS stations owned and operated by the CBS network (Los Angeles, Chicago, Philadelphia, Green Bay and Minneapolis). Other extensions for approximately 10 to 15 broadcast stations were obtained and approximately five such extensions are still in place. The Company expects to finally conclude retransmission consent negotiations with those remaining stations whose signals are being carried pursuant to extensions without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a material adverse effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a material adverse effect on the system.

          On February 22, 1994, the Company and The Jones Group, Ltd., were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in Jones Intercable Investors, L.P. (the "Partnership"), a master limited partnership in which the Company is general partner. The litigation, entitled Luva Vaughan et al vs. Jones Intercable, Inc. et al, Case No. CV 94-3652 was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. The suit seeks rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the Company, which sale was completed on November 2, 1992. It also seeks a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale, and seeks an accounting and other equitable relief. The plaintiffs also allege that the $1,830,850 commission paid to The Jones Group, Ltd. by the Partnership in connection with such sale was improper, and ask the Court to order that such commission be repaid to the Partnership. Under the terms of the partnership agreement of the Partnership, the Company has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by the Company upon such sale was approximately $73,200,000. The Company believes both that the appraisals were properly obtained and that the brokerage commission was properly paid to The Jones Group, Ltd. in accordance with the express terms of the partnership agreement. The Company further

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


believes that its defenses are meritorious and it intends to vigorously defend the litigation. The Company and The Jones Group, Ltd. have filed motions to dismiss this claim.

          The Company is involved in certain litigation in its normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse affect on the Company's financial position or results of operations.

10.       ACQUISITIONS AND SALES

          Sales by the Company

          On August 13, 1991, the Company entered into an agreement with Crown Cable Wisconsin, Inc. ("Crown"), a subsidiary of Hallmark Cards, Inc., to sell its Onalaska, Wisconsin cable television system ("Onalaska System") for approximately $15,000,000. Closing on this transaction occurred on December 19, 1991. The Company recognized a gain on the sale of the Onalaska System before income taxes of approximately $6,400,000, or $.52 per share in fiscal 1992.

          During fiscal 1993, the Company sold the cable television systems serving a portion of San Diego, California and Riverside County, California (the "California Systems") for $18,170,000. Brokerage fees totaling approximately $454,000, or 2 1/2% of the sales prices, were paid to The Jones Group, Ltd. The Company recognized a loss relating to these transactions of $5,466,000, or $.38 per share, during fiscal 1993.

          On January 7, 1994, the Company entered into an agreement with Bresnan Communications Company ("Bresnan") to sell its Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Closing on this transaction occurred in the first quarter of fiscal 1995. The Company paid The Jones Group, Ltd. $912,500 for brokerage services related to this acquisition. Proceeds from the sale of the Gaston System were used to repay amounts outstanding on the Company's credit facility. The Company recognized a gain before income taxes of $15,496,400, or $.88 per share, related to this transaction.

          Acquisitions by the Company

          On September 29, 1992, the Company entered into an agreement with Jones Intercable Investors, L.P. (the "Partnership"), a publicly traded master limited partnership for which the Company is general partner, to acquire from the Partnership the cable television system serving the areas in and around Alexandria, Virginia (the "Alexandria System") for $73,200,000. The Alexandria System served approximately 34,800 basic subscribers at November 30, 1992. The purchase price was determined based on the average of three separate, independent appraisals. Closing occurred on November 2, 1992. In addition, The Jones Group, Ltd. received a brokerage fee of approximately $1,831,000, or 2 1/2% of the purchase price. The Company funded this acquisition with $60,000,000 drawn on its revolving credit facility, $4,778,000 which the Company received as a Class A unit holder in the Partnership, $2,832,300 paid to the Company which represented the accrued but unpaid distributions on Class B units held by the Company during the first three years of the Partnership's operations, and cash on hand. In addition, the Company, through its 19% ownership interest in the Partnership, realized a $9,018,000

                   JONES INTERCABLE, INC. AND SUBSIDIARIES

               For the years ended May 31, 1994, 1993 and 1992


gain upon the sale of the Alexandria System which was recorded as a reduction in the basis of the assets purchased as a result of the Company's continuing equity interest in the Alexandria System. The Alexandria System acquisition was accounted for using the purchase method of accounting. Its results of operations are included in the Company's Consolidated Statements of Operations from November 1992 forward.

          On January 28, 1993, the Company entered into an agreement with American Cable TV Investors 2 ("ACT 2") (the "Agreement") to acquire the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $28,500,000 subject to normal closing adjustments. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by the Company on behalf of one of its partnerships. As a result of renegotiation of the Agreement between the Company and ACT 2, the purchase price was reduced to $27,200,000, subject to normal closing adjustments. The Company paid The Jones Group, Ltd. $680,000 for brokerage services related to this acquisition. The transaction closed on December 15, 1993. The North Augusta System acquisition was accounted for using the purchase method of accounting. Its results of operations are included in the Company's Consolidated Statements of Operations from December 15, 1993 forward.

11.       SUPPLEMENTARY PROFIT AND LOSS INFORMATION

          Supplementary profit and loss information is presented below:

                                                                   Year Ended May 31,
                                                    ----------------------------------------------
                                                      1994               1993                1992
                                                    -------            -------             -------
                                                               (Stated in Thousands)
          Maintenance and repairs                   $ 1,170            $ 1,079             $   968
          Taxes other than income
            and payroll taxes                         1,558              1,516               1,469
          Advertising                                 2,095              1,933               1,458
          Bad debt expense                            1,097                805                 600
          Rent expense                                2,963              2,918               2,821
          Depreciation of property,
            plant and equipment                      21,918             23,141              21,528


          There were no royalties or research and development costs, or significant bad debt write-offs.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                For the years ended May 31, 1994, 1993 and 1992


12.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                        1994
                                           ----------------------------------------------------------
                                                                 Three Months Ended
                                           ----------------------------------------------------------
                                            August 31      November 30     February 28       May 31
                                           ----------      -----------     -----------     ----------
                                                       (In Thousands Except Per Share Data)

          Revenues                           $32,373         $32,479         $33,273        $34,311
          Depreciation and
           amortization                       10,514          10,468          11,063         11,786
          Operating income                     3,591           3,015           3,171          2,483
          Net loss                            (5,852)         (5,776)         (6,521)        (7,128)
          Net loss per share                 $  (.34)           (.34)        $  (.38)       $  (.37)


                                                                       1993
                                           ----------------------------------------------------------
                                                                Three Months Ended
                                           ----------------------------------------------------------
                                            August 31      November 30     February 28       May 31
                                           -----------     -----------     -----------     ----------
                                                       (In Thousands Except Per Share Data)
          Revenues                           $27,264        $ 29,880         $32,387        $ 33,061
          Depreciation and
            amortization                       9,877          10,462          11,504          10,877
          Operating income                     2,680           3,291             776           1,765
          Loss before
           extraordinary items
           and accounting change              (5,901)         (9,624)         (9,793)        (14,948)
          Net loss                            (8,848)        (10,420)         (9,845)        (27,677)
          Net loss per share                 $  (.69)       $   (.80)        $  (.70)       $  (1.79)


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



                 We have audited in accordance with the generally accepted auditing standards, the consolidated financial statements included in the JONES INTERCABLE, INC. (a Colorado corporation) Form 10-K. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.



Denver, Colorado,
August 22, 1994.                                        ARTHUR ANDERSEN & CO.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                FOR THE YEARS ENDED MAY 31, 1992, 1993, AND 1994


  Column A                       Column B          Column C            Column D           Column E           Column F
                                Balance at                              Sales                               Balance at
                               Beginning of        Additions             and               Other              End of
Classification                    Period            at Cost          Retirements          Changes             Period
- - --------------                 ------------       ----------         -----------        ----------          ----------

Year Ended May 31, 1992
- - -----------------------
Cable distribution systems        $177,498            $15,714         $  (4,940)            $   (74)          $188,198
Buildings                            4,261                 30              (291)                 -               4,000
Land                                 2,748                 13               (24)                 -               2,737
Equipment and tools                  4,831                339              (138)                 -               5,032
Premium service equipment           18,175              1,826              (238)               (715)            19,048
Earth receive stations               4,709                138               (25)                 -               4,822
Vehicles                             1,101                109               (60)                (38)             1,112
Leasehold improvements and
  office furniture                   8,850              1,236              (192)                 -               9,894
Construction work in progress        3,169             (2,733)             (298)                 -                 138
Other                                9,800              1,268            (1,156)                (45)             9,867
                                  --------            -------          --------             -------           --------
                                  $235,142            $17,940          $ (7,362)(1)         $  (872)          $244,848
                                  ========            =======          ========             =======           ========
Year Ended May 31, 1993
- - -----------------------
Cable distribution systems        $188,198            $14,057          $(14,781)            $11,635           $199,109
Buildings                            4,000                 95              (433)                  9              3,671
Land                                 2,737                -                 (37)                -                2,700
Equipment and tools                  5,032                533              (209)                313              5,669
Premium service equipment           19,048              2,012            (1,349)              2,997             22,708
Earth receive stations               4,822                 90            (1,929)                 74              3,057
Vehicles                             1,112                165              (203)                195              1,269
Leasehold improvements and
  office furniture                   9,894                881              (241)              1,933             12,467
Construction work in progress          138                106               (20)                -                  224
Other                                9,867              1,308              (315)                480             11,340
                                  --------            -------          --------             -------           --------
                                  $244,848            $19,247          $(19,517)(2)         $17,636 (3)       $262,214
                                  ========            =======          ========             =======           ========
Year Ended May 31, 1994
- - -----------------------
Cable distribution systems        $199,109            $14,722          $    (15)            $ 4,819           $218,635
Buildings                            3,671              3,212                -                  167              7,050
Land                                 2,700                 12                -                   30              2,742
Equipment and tools                  5,669                586                -                  220              6,475
Premium service equipment           22,708              2,040               (59)                206             24,895
Earth receive stations               3,057                 16                (2)                272              3,343
Vehicles                             1,269                133               (93)                 91              1,400
Leasehold improvements and
  office furniture                  12,467                810                -                  105             13,382
Construction work in progress          224              1,253              (228)                -                1,249
Other                               11,340              1,879                (9)                -               13,210
                                  --------            -------          --------             -------           --------
                                  $262,214            $24,663          $   (406)            $ 5,910 (4)       $292,381
                                  ========            =======          ========             =======           ========

(1) Amounts primarily represent the sale of the Onalaska, Wisconsin cable television system in December 1991.
(2) Amounts primarily represent the sale of the cable television systems serving a portion of San Diego and Riverside County, California in fiscal 1993.
(3) Amounts primarily represent the purchase of the cable television system serving the areas in and around Alexandria, Virginia during fiscal 1993.
(4) Amounts primarily represent the purchase of the cable television system serving the areas in and around North Augusta, South Carolina during fiscal 1994.

       See the accompanying notes to consolidated financial statements.

                   JONES INTERCABLE, INC. AND SUBSIDIARIES
   SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
               FOR THE YEARS ENDED MAY 31, 1992, 1993, AND 1994

  Column A                      Column B           Column C           Column D           Column E            Column F
                                                   Additions
                                Balance at        Charged to            Sales                               Balance at
                               Beginning of        Cost and              and               Other              End of
Description                       Period            Expense          Retirements          Changes             Period
- - -----------                    ------------       ----------         -----------        ----------          ----------
Year Ended May 31, 1992
- - -----------------------
Cable distribution systems       $  38,972          $  12,724          $ (1,389)           $ 1,174            $ 51,481
Buildings                              562                225               (48)               -                   739
Land                                   -                  -                  -                 -                   -
Equipment and tools                  1,697                655               (90)               253               2,515
Premium service equipment            7,632              3,412              (154)              (443)             10,447
Earth receive stations               1,070                415               (19)                -                1,466
Vehicles                               774                149               (44)               (13)                866
Leasehold improvements and
  office furniture                   4,101              1,387               (38)                (7)              5,443
Other                                3,802              2,561              (864)                (5)              5,494
                                 ---------          ---------          --------            -------            --------
                                 $  58,610          $  21,528          $ (2,646)(1)        $   959            $ 78,451
                                 =========          =========          ========            =======            ========

Year Ended May 31, 1993
- - -----------------------
Cable distribution systems       $  51,481          $  14,458          $ (3,285)           $ 1,194            $ 63,848
Buildings                              739                219               (42)                -                  916
Land                                   -                  -                  -                  -                  -
Equipment and tools                  2,515              1,089              (141)                -                3,463
Premium service equipment           10,447              3,665              (912)                -               13,200
Earth receive stations               1,466                362              (468)                -                1,360
Vehicles                               866                185               (70)                -                  981
Leasehold improvements and
  office furniture                   5,443              1,506              (140)                -                6,809
Other                                5,494              1,657              (227)                -                6,924
                                 ---------          ---------          --------            -------            --------
                                 $  78,451          $  23,141          $ (5,285)(2)        $ 1,194            $ 97,501
                                 =========          =========          ========            =======            ========
Year Ended May 31, 1994
- - -----------------------
Cable distribution systems       $  63,848          $  13,770          $     (5)           $ 1,977            $ 79,590
Buildings                              916                252                -                  -                1,168
Land                                   -                  -                  -                  -                  -
Equipment and tools                  3,463                982                -                  -                4,445
Premium service equipment           13,200              3,112               (59)                -               16,253
Earth receive stations               1,360                221                -                  -                1,581
Vehicles                               981                206               (78)                -                1,109
Leasehold improvements and
  office furniture                   6,809              1,600                -                  -                8,409
Other                                6,924              1,775               (19)                -                8,680
                                 ---------          ---------          --------            -------            --------
                                 $  97,501          $  21,918          $   (161)           $ 1,977            $121,235
                                 =========          =========          ========            =======            ========

(1) Amounts primarily represent the sale of the Onalaska, Wisconsin cable television system in December 1991.
(2) Amounts primarily represent the sale of the cable television systems serving a portion of San Diego and Riverside County, California during fiscal 1993.


       See the accompanying notes to consolidated financial statements.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1994, 1993, AND 1992




  Column A                           Column B           Column C           Column D          Column E

                                     Balance at        Charged to                           Balance at
                                     Beginning          Costs and         Deductions-         End of
                                     of Period          Expenses          Write-offs          Period
                                     ----------        ----------         -----------       ----------

Year Ended May 31, 1994
- - -----------------------
Allowance for doubtful
  accounts                           $339,600          1,097,000         (1,042,700)        $393,900


Year Ended May 31, 1993
- - -----------------------
Allowances for doubtful
  accounts                           $293,400            805,000           (758,800)        $339,600


Year Ended May 31, 1992
- - -----------------------
Allowances for doubtful
  accounts                           $377,100            600,000           (683,700)        $293,400


                    JONES INTERCABLE, INC. AND SUBSIDIARIES
                      SCHEDULE IX - SHORT TERM BORROWINGS
                FOR THE YEARS ENDED MAY 31, 1994, 1993, AND 1992


  Column A                      Column B           Column C           Column D          Column E            Column F

                                                                      Maximum              Average           Weighted
Category of                                        Weighted             Amount             Amount             Average
Aggregate                        Balance at         Average          Outstanding        Outstanding         Interest Rate
Short-Term                        End of             Interest         During the         During the          During the
Borrowings                        Period              Rate              Period             Period              Period
- - ----------                     ------------       ------------       -------------      -------------       -------------

Year Ended May 31, 1994
- - -----------------------
Amounts payable to
  banks for borrowings         $63,000,000           6.306%          $126,500,000        $72,083,000           5.550%



Year Ended May 31, 1993
- - -----------------------
Amounts payable to
  banks for borrowings         $46,000,000           5.374%          $ 64,000,000        $29,700,000           6.208%



Year Ended May 31, 1992
- - -----------------------
Amounts payable to
  banks for borrowings         $66,000,000           6.612%          $103,300,000        $68,650,000           7.203%





* Computed by compiling the monthly weighted average interest rates during the year.

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.


                                    PART III


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Certain information concerning the executive officers and directors of the Company is set forth below.

   Name                               Age               Positions with the General Partner
   ----                               ---               ----------------------------------
Glenn R. Jones (1)                    64      Chairman of the Board and Chief Executive Officer
James B. O'Brien (1)                  44      President, Chief Operating Officer and Director
Ruth E. Warren                        44      Group Vice President/Operations
Kevin P. Coyle                        43      Group Vice President/Finance
Christopher J. Bowick                 38      Group Vice President/Technology
Timothy J. Burke                      43      Group Vice President/Taxation, Administration
Raymond L. Vigil                      47      Group Vice President/Human Resources and Director
Elizabeth M. Steele                   42      Vice President/General Counsel and Secretary
Michael J. Bartolementi               35      Controller
George J. Feltovich (3)               63      Director
James J. Krejci                       52      Director
Patrick J. Lombardi (2)               46      Director
Howard O. Thrall (2)(3)               47      Director


______________

(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Executive Officer Option Committee.

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. He is also Chairman of the Board of Directors and Chief Executive Officer of Jones Spacelink, Ltd., a publicly held cable television company that is a subsidiary of Jones International, Ltd. and the parent of the Company. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the Company and of certain other affiliates of the Company.
Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of

Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

         Mr. James B. O'Brien, the Company's President, joined the Company in January 1982 as System Manager, Brighton, Colorado, and was later promoted to the position of General Manager, Gaston County, North Carolina. Prior to being elected President and a Director of the Company in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the Company's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the Company. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the Company. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

         Ms. Ruth E. Warren joined the Company in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the Company in September 1990. Ms. Warren also serves as Vice
President/Operations of Jones Spacelink, Ltd.

         Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the Company in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

         Mr. Christopher J. Bowick joined the Company in September 1991 as Group Vice President/Technology and Chief Technical Officer. Previous to joining the Company, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989.

         Mr. Timothy J. Burke joined the Company in August 1982 as corporate tax manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990. He is also a member of the Board of Directors of Jones Spacelink, Ltd.

         Mr. Raymond L. Vigil joined the Company in June 1993 as Group Vice President/Human Resources. Previous to joining the Company, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

         Ms. Elizabeth M. Steele joined the Company in August 1987 as Vice President/General Counsel and Secretary. Ms. Steele also is an officer of Jones Spacelink, Ltd. From August 1980 until joining the Company, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the Company.

         Mr. Michael J. Bartolementi joined the Company in September 1984 as an accounting manager and was promoted to Assistant Controller in September 1985 and named Controller in November 1990.

         Mr. George J. Feltovich was elected a Director of the Company and a member of the Executive Officer Option Committee in March 1993. Mr. Feltovich has been a private investor since 1978. Prior to 1978, Mr. Feltovich served as an administrative and legal consultant to various private and governmental housing programs. Mr. Feltovich was admitted to practice law in California, Pennsylvania and the District of Columbia and is a member of the California Bar Association.

         Mr. James J. Krejci joined Jones International, Ltd. in March 1985 as Group Vice President. He was elected Group Vice President and a Director of the Company in August 1987. He served as Group Vice President of the Company, as an officer of Jones Futurex, Inc., a subsidiary of Jones Spacelink, Ltd. engaged in manufacturing and marketing data encryption devices, Jones Information Management, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, and several of its subsidiaries engaged in the provision of telecommunications services until leaving the Company on May 13, 1994. Mr. Krejci continues to serve as a Director of the Company.

         Mr. Patrick J. Lombardi has been a Director of the Company since February 1984 and has served as a member of the Audit Committee of the Board of Directors since February 1985. Mr. Lombardi is Group Vice President/Finance and a director of Jones International, Ltd. Mr. Lombardi also serves as President of Jones Financial Group, Ltd., Vice President of The Jones Group, Ltd., President of Jones Global Group, Inc., both affiliates of the Company. Mr. Lombardi also serves as an executive officer and director of other affiliates of the Company.

         Mr. Howard O. Thrall was elected a Director of the Company in December 1988, and serves as a member of the Audit Committee and the Executive Officer Option Committee, which was established on August 20, 1992. From 1984 until August 1993, Mr. Thrall was associated with Douglas Aircraft Company, an aircraft manufacturing firm, most recently as Regional Vice President, Marketing. In September, 1993, Mr. Thrall joined World Airways, Inc. as Vice President of Sales, Asian Region.


                        ITEM 11.  EXECUTIVE COMPENSATION


Compensation Summary

         The following table sets forth certain information relating to the compensation during the past three fiscal years of those persons who were, at May 31, 1994, the Chief Executive Officer and the other four most highly compensated executive officers of the Company.

                                                                           LONG TERM
                                                                         COMPENSATION
                                            ANNUAL COMPENSATION             AWARDS
                                            -------------------          ------------
         NAME AND
     ------------------     FISCAL                                                             ALL OTHER
     PRINCIPAL POSITION      YEAR          SALARY           BONUS           OPTIONS           COMPENSATION
     ------------------     ------         ------           -----           -------           ------------
Glenn R. Jones               1994         $530,420        $630,000        418,708 (1)        $136,226 (3)
Chairman of the Board        1993          684,651         600,000        230,000 (1)(2)       13,540 (3)
and Chief Executive          1992          520,020         300,000              0                 480 (3)
Officer

James B. O'Brien             1994         $196,568         $52,500         12,307 (1)        $ 19,404 (3)
President                    1993          196,568          85,000          6,300 (1)           5,740 (3)
                             1992          189,000          72,000              0                 480 (3)

Kevin P. Coyle               1994         $168,559          45,000          5,008 (1)        $ 12,814 (3)
Group Vice President of      1993          157,530          40,000              0            $  6,618 (3)
Finance                      1992          150,027          40,000              0                 480 (3)

Christopher J. Bowick        1994         $153,458         $45,000          5,317 (1)          11,907 (3)
Group Vice President/        1993          139,507          41,850            -0-                 -0- (3)
Technology                   1992 (4)       88,013          43,439            -0-                 -0- (3)

Elizabeth M. Steele          1994         $187,207         $30,000              0            $ 16,080 (3)
Vice President, General      1993          187,207          36,000              0               5,480 (3)
Counsel and Secretary        1992          200,008          20,000              0                 433 (3)

Carl E. Vogel (4)            1994          135,686         $85,000            -0-              17,821 (3)
                             1993          141,965          50,000         37,500 (1)           5,470 (3)
                             1992          136,506          65,000            -0-                 480 (3)


(1) Represents the number of shares of the Company's Class A Common Stock underlying the options granted.

(2) Represents 200,000 shares of the Company's Common Stock and 30,000 shares of the Company's Class A Common Stock underlying the options granted.

(3) The Company's employees are entitled to participate in a 401(k) profit sharing plan. As of January 1993, certain senior employees of the Company are eligible to participate in a deferred compensation plan, as an alternative to participation in the 401(k) profit sharing plan. The amounts shown in the column reflect the Company's contributions pursuant to these plans for the benefit of the named person's account.

(4) Mr. Bowick joined the Company as Group Vice President/Technology in September 1991.

(5) Mr. Vogel resigned as an executive officer of the Company on April 2, 1994.

         The following table sets forth information with respect to grants of stock options during fiscal 1994 for the Executive Officers named in the Summary Compensation Table.

                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                        AT ASSUMED ANNUAL RATES
                                                                                      OF STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                        FOR OPTION TERM
       ----------------------------------------------------------------------    -------------------------------------
                                      % OF TOTAL
                                        OPTIONS
                                      GRANTED TO
                                    ALL EMPLOYEES      EXERCISE                                                 10%
                       OPTIONS         IN FISCAL        PRICE      EXPIRATION                                   ----
       NAME           GRANTED(1)         YEAR         ($/SHARE)       DATE       0% ANNUAL     5% ANNUAL       ANNUAL
       ----           ----------    -------------     ---------    ----------    ---------     ---------       ------
Glenn R. Jones      300,000           50%             $ 12.65         6/30/98     $    -0-     $  853,171     $2,106,260
                    118,708           20%             $ 13.81       11/9/2003      497,387      1,841,173      3,902,806

James B. O'Brien     12,307            2%             $ 13.81       11/9/2003     $ 51,566     $  190,883     $  404,622

Kevin P. Coyle        5,008            1%             $ 13.81       11/9/2003     $ 20,984     $   77,675     $  164,650

Christopher J.        5,317            1%             $ 13.81       11/9/2003     $ 22,278     $   82,467     $  174,809
 Bowick


(1) Represents the number of shares of the Company's Class A Common Stock underlying the options granted.

(2) The dollar amounts shown under these columns are the result of calculations at 0%, 5% and 10% compound growth rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation of the Company's stock price. In all cases, the appreciation is calculated from the award date to the end of the option term.

         The following table sets forth information with respect to stock option exercises during fiscal year 1994 by the Executive Officers named in the Summary Compensation Table, including the aggregate value of gains on the date of exercise. Also shown are the (i) number of shares covered by both exercisable and unexercisable stock options as of May 31, 1994, and (ii) values for in-the-money options which represent the spread between the exercise price of such stock options and the price of the Company's Class A Common Stock as of May 31, 1994.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                                                          VALUES


                                                                                              VALUE OF
                                                                        NUMBER OF            UNEXERCISED
                                                                       UNEXERCISED           IN-THE-MONEY
                                                                    OPTIONS  AT FISCAL     OPTIONS AT FISCAL
                                                                     YEAR END 5/31/94      YEAR END 5/31/94
                                                                    ------------------     ----------------
                         SHARES ACQUIRED            VALUE              EXERCISABLE/          EXERCISABLE/
        NAME               ON EXERCISE             REALIZED            UNEXERCISABLE         UNEXERCISABLE
        ----              --------------           --------         -----------------        -------------
Carl E. Vogel                37,500               $309,375              None/None             None/None

 Compensation of Directors

         Directors of the Company who are not full-time employees of the Company or any of its affiliates receive $5,000 per fiscal quarter for their services as Directors, with an additional $1,250 to be paid to each outside Director for each regularly scheduled quarterly meeting of the Board of Directors attended in person by such outside Director. No additional compensation for director service is paid to Directors who are full-time employees of the Company or any of its affiliates. In December 1993, Messrs. Feltovich and Thrall, independent directors of the Company, were appointed by the Board of Directors to constitute a special committee regarding the proposed acquisition by the Company of substantially all of the assets of Spacelink and the proposed acquisition by Bell Canada International Inc. of shares of the Company's Class A Common Stock. See Item 1. Each of Messrs. Feltovich and Thrall were compensated $40,000 for their services on the special committee through February 28, 1994. Commencing March 1, 1994, through the period of discharge of the special committee, Messrs. Thrall and Feltovich will each be compensated at the rate of $175.00 per hour of work performed on behalf of the special committee.

Compensation Committee Interlocks and Insider Participation

         The Company has no compensation committee or other board committee performing equivalent functions. During fiscal year 1994, Glenn R. Jones, with the assistance of Messrs. Vigil and Lombardi, directors of the Company, and the heads of various departments, with respect to each of their departments, participated in recommendations and deliberations concerning executive compensation. Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Timothy J. Burke and Elizabeth M. Steele, executive officers of the Company, serve as directors of certain of the Company's affiliates. As individuals, these executive officers had no transactions with the Company during the fiscal year 1994. The various transactions between the Company and its affiliates are described in Item 13 below.


                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT


         The following table sets forth certain information as of August 15, 1994, regarding ownership of the Company's Common Stock or Class A Common Stock by persons (including any group) known to the Company to be beneficial owners of more than 5% of either class of stock, the individual directors of the Company, each of the executive officers named in the Summary Compensation Table, and the executive officers and directors of the Company as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days.


                                                       AMOUNT AND NATURE
     NAME AND ADDRESS OF                                 OF BENEFICIAL
    BENEFICIAL OWNER (1)        TITLE OF CLASS           OWNERSHIP (2)             PERCENT OF CLASS
    --------------------        --------------           -------------             ----------------
Jones Spacelink, Ltd.            Common Stock          2,859,240 (3)                   58.20
9697 East Mineral Avenue
Englewood, CO  80112

Jones International, Ltd.        Common Stock            202,769 (3)                    4.13
9697 East Mineral Avenue
Englewood, CO  80112

Glenn R. Jones                   Common Stock          3,287,009 (3)(4)                64.29
9697 East Mineral Avenue
Englewood, CO  80112                Class A              105,000 (3)(5)                  .70
                                 Common Stock

Kevin P. Coyle                   Common Stock                720 (6)                     .01
9697 East Mineral Avenue
Englewood, CO  80112

James J. Krejci                     Class A                5,000                         .03
9697 E. Mineral Avenue           Common Stock
Englewood, CO 80112

Patrick J. Lombardi              Common Stock              1,300                         .03
9697 East Mineral Avenue
Englewood, CO  80112                Class A               27,123 (7)                     .18
                                 Common Stock

James B. O'Brien                    Class A               16,300 (8)                     .11
9697 East Mineral Avenue         Common Stock
Englewood, CO  80112

Raymond L. Vigil                    Class A                  625 (9)           less than .01
9697 East Mineral Avenue         Common Stock
Englewood, CO  80112

All executive officers and       Common Stock          3,289,029 (10)                  64.33
directors as a  group
(13 persons)                        Class A              158,548 (11)                   1.06
                                 Common Stock

Mutuelles AXA group                 Class A            2,470,255 (12)(15)              16.67
Vie Mutuelle                     Common Stock
101-100 Terrasse Boieldieu
92042 Paris La Defense
France

AXA
23, Avenue Matignon
75008 Paris France

The Equitable Companies
Incorporated
787 Seventh Avenue
New York, New York  10019

Bell Canada International           Class A            2,500,000 (15)                  16.87
Inc.                             Common Stock
1000 rue de la Gauchetiere
West, Bureau 1100
Montreal, Quebec, Canada
H3B-4Y8

The Capital Group, Inc.             Class A            1,702,000 (13)(15)              11.49
Capital Research and
Management Company and           Common Stock
SMALLCAP World Fund, Inc.
333 South Hope Street
Los Angeles, CA  90071

Neuberger & Berman                  Class A            2,053,300 (14)(15)              13.86
605 Third Avenue                 Common Stock
New York, NY  10158

(1) Directors and executive officers named in the Summary Compensation Table who are not listed in the table do not beneficially own any of the Company's shares. Shares shown as subject to options means that such options are exercisable immediately.

(2) Unless otherwise noted, all persons indicated in the table have full voting and investment power with respect to the share ownership described.

(3) Jones International, Ltd. ("International") owns 100% of the Class B Common Stock and approximately 79% of the Class A Common Stock of Jones Spacelink, Ltd. ("Spacelink"). Glenn R. Jones, Chairman of the Board of Directors and Chief Executive Officer of the Company, owns all of the outstanding shares of International. In addition, Mr. Jones directly owns 6.7% of the Class A Common Stock of Spacelink. Mr. Jones is deemed to be the beneficial owner of all shares of the Company owned by International and Spacelink. By virtue of this ownership, Mr. Jones controls approximately 48% of the total votes to be cast by all shareholders of the Company's shares on matters not requiring a class vote, because, with regard to such matters, a share of Common Stock has one vote and a share of Class A Common Stock has 1/10th of a vote. The holders of Class A Common Stock, as a class, are able to elect the greater of 25% or the next highest whole number of the Company's Board of Directors. Thus, holders of the Class A Common Stock, as a class, are presently entitled to elect two Directors.

(4) Includes 202,769 shares held of record by International, 2,859,240 shares held of record by Spacelink, 25,000 shares held of record by Mr. Jones directly and 200,000 shares pursuant to a stock option held by Mr. Jones.

(5)      Represents shares pursuant to a stock option held by Mr. Jones.

(6)      Includes 320 shares held of record by Mr. Coyle's wife.

(7) Includes 25,000 shares pursuant to a stock option held by Mr. Lombardi and 578 shares held of record by Mr. Lombardi's wife.

(8)      Includes 6,300 shares pursuant to a stock option held by Mr. O'Brien.

(9)      Includes shares pursuant to a stock option held by Mr. Vigil.

(10) Includes 200,000 shares pursuant to a stock option held by an executive officer and director. See footnote 4.

(11) Includes 136,925 shares pursuant to stock options held by various executive officers and directors.

(12) The Mutuelles AXA group includes AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle and Uni Europe Assurance Mutuelle. The Mutuelles AXA group, AXA and The Equitable Companies Incorporated have sole voting power over 2,187,457 shares, sole dispositive power over 2,469,255 shares and shared dispositive power over 1,000 shares.

(13) Capital Guardian Trust Company and Capital Research and Management Company, operating subsidiaries of The Capital Group, Inc., exercised as of December 31, 1993, investment discretion with respect to 722,000 and 980,000 shares, respectively, which was owned by various institutional investors.

(14) Neuberger & Berman has sole voting power over 867,200 shares, shared voting power over 928,400 shares and shared dispositive power over 2,053,300 shares.

(15) This information is based upon filings made by the shareholders with the Securities and Exchange Commission, copies of which were provided to the Company.

         The following table sets forth certain information as of August 15, 1994, regarding ownership of Jones Spacelink, Ltd.'s Class B Common Stock and Class A Common Stock by the individual directors of the Company, each of the executive officers named in the Summary Compensation Table, and all executive officers and directors of the Company as a group.

                                                            AMOUNT AND NATURE
     NAME AND ADDRESS OF                                      OF BENEFICIAL
     BENEFICIAL OWNER(1)           TITLE OF CLASS              OWNERSHIP(2)           PERCENT OF CLASS
     -------------------           --------------              ------------           ----------------
Glenn R. Jones                         Class B                  415,000 (3)                  100.00
9697 East Mineral Avenue            Common Stock
Englewood, CO  80112
                                       Class A               66,476,148 (4)                   85.05
                                    Common Stock

Christopher J. Bowick                  Class A                   25,000 (5)                     .03
9697 East Mineral Avenue            Common Stock
Englewood, CO  80112

Kevin P. Coyle                         Class A                   25,710 (6)                     .03
9697 East Mineral Avenue            Common Stock
Englewood, CO  80112

Patrick J. Lombardi                    Class A                   52,000                         .07
9697 East Mineral Avenue            Common Stock
Englewood, CO  80112

James B. O'Brien                       Class A                      500               less than .1
969 7 East Mineral Avenue           Common Stock
Englewood, CO  80112

Carl E. Vagel                          Class A                   50,000                         .06
9697 East Mineral Avenue            Common Stock
Englewood, CO 80112

All executive officers and             Class B                  415,000                      100.00
directors as a group                Common Stock
(13 persons)
                                       Class A               66,629,358 (6)                   85.74
                                    Common Stock


(1) Directors or nominees for Director and executive officers named in the Summary Compensation Table who are not listed in the table do not beneficially own any of the Company's shares. Shares shown as subject to options means that such options are exercisable immediately.

(2) Unless otherwise noted, all persons indicated in the table have full voting and investment power with respect to the share ownership described.

(3) These shares are held of record by Jones International, Ltd. ("International"). Mr. Glenn R. Jones, Chairman of the Board of Directors and Chief Executive Officer of the Company, through his ownership of all of the outstanding shares of International, is deemed to be the beneficial owner of all of the shares of Jones Spacelink, Ltd. owned by International.

(4) Includes 56,622,151 shares held of record by International, 2,811,752 shares held of record by Jones Entertainment Group, Ltd., a wholly owned subsidiary of Jones 21st Century, Inc., a company owned by International, Mr. Jones and members of Mr. Jones' family, 1,000,000 shares held of record by Jones Space Segment, Inc., a company owned by International and Mr. Jones and 772,528 shares owned by Jones Global Group, Inc., a company owned by International and the Company, 18,000 shares held of record by Jones Interdigital, Inc., a wholly owned subsidiary of International, and 4,751,717 shares held of record by Mr. Jones directly. This also includes 500,000 shares subject to a stock option held by Mr. Jones.

(5)      Represents shares pursuant to a stock option held by Mr. Bowick.

(6)      Includes 25,000 shares pursuant to a stock option held by Mr. Coyle.

(7) Includes 575,000 shares pursuant to stock options held by various executive officers and directors.


                         ITEM 13.  CERTAIN TRANSACTIONS


         Set forth below is a description of the Company's transactions with Jones International, Ltd., certain of its subsidiaries and certain affiliates of the Company during the fiscal year ended May 31, 1994. While the Company believes that these transactions generally are as favorable as could have been obtained from unaffiliated third parties, in most instances no third party bids or appraisals were obtained and certain of the transactions are by their nature unique to the companies involved. Accordingly, no assurance is given to such effect. In some instances the amounts of transactions have been rounded to the nearest thousand. Certain of the transactions described below are expected to continue during the current fiscal year.

JONES INTERNATIONAL, LTD.

         Jones International, Ltd. and certain of its subsidiaries provide various services to the Company and its managed limited partnerships, including information and data processing services, office space, programming services and services associated with the marketing of limited partnership interests, as described below. The costs of these services are charged to the Company, and the Company reimburses Jones International, Ltd. accordingly. In some cases, a portion of certain of these expenses are reallocated to the limited partnerships managed by the Company pursuant to the terms of the limited partnership agreements of such limited partnerships.

         During the fiscal year ended May 31, 1994, the Company carried accounts receivable from Jones International, Ltd. affiliates totaling $2,000,000. Interest on such receivables is charged at the Company's average cost of borrowing plus 2%.

         Also, certain operating, general and administrative expenses (principally salaries, which are allocated based on actual time spent by Jones International, Ltd. employees with respect to the Company) incurred by Jones International, Ltd. and its various subsidiaries are allocated to the Company. During fiscal year ended May 31, 1994, Jones International, Ltd. allocated the Company $64,172 of such expenses.

JONES INFOMERCIAL NETWORKS, INC.

         Jones Infomercial Networks, Inc., ("Jones Infomercial") provides advertising time for third parties on certain Company, Spacelink and their managed partnership cable television systems, using those systems' ad sales slots. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between Jones Infomercial and the entities owning the cable television systems. During fiscal year ended May 31, 1994, the Company and its managed partnerships received revenues from Jones Infomercial of $17,700 and $91,900 respectively.

JONES INTERACTIVE, INC.

         Jones Interactive, Inc. (formerly Jones Information Management, Inc.) provides information management and data processing services for all companies affiliated with International, including the Company. Charges to the various companies are based on usage of computer time by each entity. Fees paid by the Company and its affiliated partnerships to Jones Information Management, Inc. for the fiscal year ended May 31, 1994 totaled approximately $4,687,000, of which $1,218,620 and $3,468,380 were paid by the Company and its managed partnerships, respectively.

JONES INTERNATIONAL SECURITIES, LTD.

         Jones International Securities, Ltd. has served as dealer-manager of an offering by Jones United Kingdom Fund, Ltd., the general partner of which is owned 38% by the Company and the remainder by International. The dealer-manager received commissions totaling $3,237,100 during fiscal year ended May 31, 1994 (10% of the capital contributed by the limited partners), of which $3,013,190 (9% of the capital contributed by the limited partners) was paid to unaffiliated broker-dealers that sold limited partnership interests in this offering. Jones International Securities, Ltd. provides investor support to the Company and its partnerships. The Company paid approximately 26% of Jones International Securities, Ltd.'s expenses during fiscal 1994.

JONES PROPERTIES, INC.

         The Company is a party to a lease with Jones Properties, Inc. under which the Company has leased a 101,500 square foot office building in Englewood, Colorado in which the Company's corporate offices are located. The lease, which commenced in 1985, has a 15-year term with three 5-year renewal options. The annual rent is currently $24.00 per square foot, plus operating expenses and will not, by the terms of the lease, exceed such amount during the remainder of the 15-year term. The Company has subleased approximately 26% of the building to Spacelink, International and certain other affiliates on the same terms and conditions of the above-mentioned lease. Payment to Jones Properties, Inc. by the Company and its managed partnerships, net of subleasing obligations, for the year ended May 31, 1994 was approximately $1,753,000, of which $455,780 was paid by the Company.

JONES SPACE SEGMENT, INC.

         In fiscal 1993, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. The Company agreed to pay Space Segment

$2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. On November 9, 1993, the Company extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement. The Company subsequently terminated the 1993 license agreement and entered into a new license agreement with Space Segment. Under the new license agreement, the Company, Jones Infomercial and Jones Computer Network, Ltd. have a license to use the transponder for their respective purposes in consideration of the payment to Space Segment of $200,000 each month during the term of the Agreement as a license fee. Such fee is payable as follows: (i) the Company shall pay $200,000 per month for the months of January-March 1994; (ii) the Company and Jones Infomercial shall each pay $100,000 per month starting with April 1994 and until the launch of Jones Computer Network; (iii) thereafter, the Company, Jones Infomercial and Jones Computer Network shall each pay $66,667 per month. The launch of Jones Computer Network is expected to occur in September 1994. The Company recognized $2,300,000 of rental expense during fiscal 1994.

MIND EXTENSION UNIVERSITY, INC.

         Cable television systems owned by the Company and its managed partnerships receive educational video programming from Mind Extension University, Inc. ("MEU"), which is controlled by International for a fee based upon the number of subscribers receiving the programming. Payments to MEU with respect to programming provided to cable television systems owned by the Company and its managed partnerships totaled approximately $484,100 in fiscal 1994, of which $103,400 was paid by the Company.

         During fiscal 1992 and 1993, the Company invested $10,000,000 in MEU for 25% of stock of MEU, which also received certain advertising avails and administrative and marketing considerations. The number of shares of Class A Common Stock of MEU issued to the Company was based on the average of two separate independent appraisals of MEU. In May 1993 and December 1993, the Board of Directors of the Company approved a $10,000,000 advance and a $5,000,000 advance to MEU on an as needed basis. Of these advances, one-half will be converted into shares of Class A Common Stock of MEU at a price per share equal to the value of such shares as established by the next equity investment in MEU by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. On May 3, 1994, the Board of Directors of the Company approved an additional $5,000,000 advance to MEU on an as needed basis. Any amount outstanding will earn interest at the Company's weighted average cost of borrowing plus two percent. As of May 31, 1994, $758,300 of the $5,000,000 had been advanced, for an aggregate total indebtedness of MEU to the Company of $15,758,300, in addition to the Company's $10,000,000 equity investment.

                                _______________

         In addition to transacting business with International and its subsidiaries, the Company, and its managed limited partnerships have engaged in transactions with other affiliates of the Company. Set forth below is a description of such transactions during the fiscal year ended

May 31, 1994. Certain of the transactions described below are expected to continue during the Company's current fiscal year.

JONES FINANCIAL GROUP, LTD.

         Jones Financial Group, Ltd. ("Jones Financial Group") performs services for the Company and certain of its affiliates as its agent in connection with joint venture and other financing arrangements. If the acquisition by BCI of an approximate 30% equity interest in the Company closes, the Company will pay Jones Financial Group a fee of $2,000,000. See Item 1, Proposed Acquisition by Bell Canada International Inc. of Shares of the Company's Class A Common Stock. In addition, effective as of the closing of the BCI Agreement, the Company will enter into a Financial Services Agreement with Jones Financial Group to render financial advisory and related services to the Company for a fee equal to 90% of the fees that would be charged to the Company by unaffiliated third parties for the same or comparable purposes. The Company will pay Jones Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and will reimburse Jones Financial Group for its reasonable out-of-pocket expenses. The term of the Financial Services Agreement is for eight years. Jones Financial Group and BCI have entered into a separate agreement pursuant to which BCI is entitled to receive one-half of the fees earned by Jones Financial Group under the Financial Services Agreement.

         During the fiscal year ended May 31, 1994, the Company paid Jones Financial Group $500,000 of the $1,000,000 annual retainer. The remaining $500,000 was paid in fiscal 1995. Any amounts due to Jones Financial Group by the Company are applied against the retainer. The Company paid Jones Financial Group an advisory fee of L.414,854 (approximately $632,600) in fiscal 1995 for its services to the Company in connection with the Company's transfer of all of its interests in its cable/telephony properties in the United Kingdom to Bell Cablemedia. See Item 1, International Investments by the Company and its Affiliates.

THE JONES GROUP, LTD.

         The Jones Group, Ltd. ("Jones Group") performs brokerage services for the Company and its managed partnerships and collects fees for these services in connection with acquisitions from and sales to unaffiliated parties of cable television properties. Jones Group is owned by Jones Spacelink, Ltd. (80%) and the Company (20%). Brokerage fees paid to Jones Group by the Company and its managed partnerships during the fiscal year ended May 31, 1994 totaled $680,000, all of which was paid by the Company.

SUPERAUDIO

         Cable television systems owned by the Company and its managed partnerships receive stereo audio programming from Superaudio, a joint venture owned 50% by a subsidiary of Jones Galactic Radio, Inc. (which is controlled by Jones Spacelink, Ltd.) and 50% by an unrelated party, for a fee based upon the number of subscribers receiving the programming.

Payments to Superaudio with respect to programming provided to the cable television systems owned by the Company and its managed partnerships totaled approximately $636,700 in fiscal 1994, of which approximately $151,800 was paid by the Company.

JONES GLOBAL GROUP, INC.

         Jones Global Group, Inc. ("Global Group") is a corporation owned 62% by Jones International, Ltd. and 38% by the Company. Jones Cable Group of South Hertfordshire Limited ("Jones South Hertfordshire") has a franchise to construct a cable television system in an area of the United Kingdom known as South Hertfordshire (the "South Herts System"). Jones South Hertfordshire is a United Kingdom corporation originally owned by Jones Cable Group, Ltd. ("Cable Group"), a subsidiary of Global Group, and Jones Global Funds, Inc. ("Global Funds"), another subsidiary of Global Group. In February 1992, Jones United Kingdom Fund, Ltd. ("Jones UK Fund"), a Colorado limited partnership of which Global Funds serves as the general partner, acquired through its nominees, Global Funds and Cable Group, beneficial ownership of all of the shares of Jones South Hertfordshire. Through May 31, 1994, the Company has made advances to fund the development and construction of the South Herts System. Global Group, on behalf of affiliated United Kingdom corporations, was awarded cable television franchises to construct cable television systems in two other areas in the United Kingdom, known as Aylesbury-Chiltern and Leeds. The Company has advanced funds to Global Group for these purposes. At May 31, 1994, the Company's net investment in its U.K. properties totaled approximately $50,067,800.

         In July 1994, the Company and certain of its affiliates sold all of their cable/telephony properties in the United Kingdom. See Item 1, International Investments by the Company and its Affiliates.

JONES SPANISH HOLDINGS, INC.

         Jones Spanish Holdings, Inc., an affiliate owned 62% by Jones International, Ltd. and 38% by the Company, through certain of its affiliates, has explored cable television system acquisition, development and operation opportunities in Spain. During fiscal year 1994, the Company advanced approximately $769,300 in these operations, and as of May 31, 1994, the Company's aggregate advances in these activities in Spain was approximately $7,684,300. In June 1994, Jones Spanish Holdings, Inc. agreed to transfer all of its interests in its cable/telephony properties in Spain to Bell Cablemedia. See Item 1, International Investments by the Company and its Affiliates.

                                _______________

         In addition to the foregoing described transactions, the Company contemplates that it or its affiliates will engage in certain transactions in connection with the proposed acquisition by BCI of shares of the Company's Class A Common Stock. See Item 1, Proposed Acquisition by Bell Canada International Inc. of Shares of the Company's Class A Common Stock. Set forth below is a description of these proposed transactions.

         Option Agreements. Coincident with the closing of the BCI Agreement and the Spacelink Agreement, International and Mr. Glenn R. Jones ("Grantors") would enter into option agreements providing for the grant of options to BCI to purchase all of the shares of the Company's Common Stock held, directly or indirectly, by International and Mr. Jones in consideration of the payment by BCI to the Grantors of an option deposit of $19.00 for each share of the Company's Common Stock owned by Grantors on the date of the execution of the option agreements. This option deposit payment will result in the Grantors receiving approximately $53,551,000 (assuming the exercise of certain stock options held by Mr. Jones) from BCI upon the closing of the BCI Agreement. If the Spacelink Agreement does not close, a similar option agreement could exist between Spacelink and BCI.

         Employment Agreement. Upon the closing of the BCI Agreement, the Company will enter into an Employment Agreement with Mr. Glenn R. Jones (the "Employment Agreement") pursuant to which the Company will agree to employ Mr. Jones as Chief Executive Officer of the Company for a period of up to eight years. Under the terms of the Employment Agreement, Mr. Jones will receive a base compensation of $2,500,000 ($1,500,000 if the Spacelink Agreement does not close), with an annual cost of living index based adjustment. This amount approximates the current combined compensation to Mr. Jones from the Company and Spacelink. In addition, Mr. Jones will be entitled to participate in the Company's bonus, stock option and other employee plans at a level generally commensurate with his previous participation. No other employee of the Company has an employment agreement with the Company.

         Shareholders Agreement. Upon the closing of the BCI Agreement, BCI, International, Glenn R. Jones and the Company will enter into certain arrangements concerning the operation and governance of the Company and other related matters pursuant to a Shareholders Agreement ( "Shareholders Agreement"). Certain provisions of the Shareholders Agreement grant to Mr. Jones, International and their affiliates the right to use a number of channels on cable television systems now or hereafter owned by the Company for distribution of their programming networks for a period of 15 years after closing. International will be granted certain non-exclusive rights to provide the Company with goods and services on competitive terms which will, at the Company's discretion, be pursuant to competitive bidding or other processes. BCI will be granted identical rights pursuant to a Supply and Services Agreement among the Company, BCI and International. Immediately after the closing of the BCI Agreement, the Company's board will consist of 13 directors: nine members will be elected by the holders of the Company's Common Stock and four members will be elected by holders of the Company's Class A Common Stock. Of the four Class A Directors, BCI will be entitled to designate for nomination one director and Mr. Jones and BCI will be entitled to jointly designate for nomination three directors that are independent directors mutually acceptable to Mr. Jones and BCI. Of the nine Common Directors, Mr. Jones will be entitled to designate for nomination seven directors and BCI will be entitled to designate two directors for nomination.

                                    PART IV

                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES
 ITEM 14.                   AND REPORTS ON FORM 8-K

                            (A)(1)   FINANCIAL STATEMENTS AND REPORTS OF
                            INDEPENDENT PUBLIC ACCOUNTANTS.

                            See the Index to Financial Statements at page 54 for a list of the financial statements filed as part of this report and Report of Independent Public Accountants immediately following the Index.

                            (A)(2)   FINANCIAL STATEMENT SCHEDULES.

                            Report of Independent Public Accountants on
                            Schedules: page 88

                            Schedule V - Property, Plant and Equipment for the Years Ended May 31, 1992, 1993 and 1994: page 89

                            Schedule VI - Accumulated Depreciation of Property, Plant and Equipment for the Years Ended May 31, 1992, 1993 and 1994: page 90

                            Schedule VIII - Valuation and Qualifying Accounts: page 91

                            Schedule IX - Short-term Borrowings: page 92

                            (A)(3)   EXHIBITS.

                            The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

 2.1 Exchange Agreement and Plan of Reorganization and Liquidation, dated as of May 31, 1994 by and between the Company and Jones Spacelink, Ltd. (1)

 2.2 Stock Purchase Agreement dated as of May 31, 1994, between Bell Canada International Inc. and the Company. (1)

 2.3 Transaction Agreement dated as of May 31, 1994, among Glenn R. Jones, Jones International, Ltd., Bell Canada International Inc. and Jones Spacelink, Ltd. (1)

 2.4 Form of Financial Services Agreement between Jones Financial Group, Ltd. and the Company. (1)

 2.5 Form of Employment Agreement between Glenn R. Jones and the Company. (1)

 2.6                        Form of Shareholders Agreement among Glenn R.
                            Jones, Jones International, Ltd., Bell Canada International Inc. and the Company. (1)

 2.7 Form of Supply and Services Agreement between Bell Canada International Inc. and the Company. (1)

 2.8 Form of Secondment Agreement between Bell Canada International Inc. and the Company. (1)

 2.9 Form of Option Agreement for Glenn R. Jones and Jones International, Ltd. between Bell Canada International Inc. and Newco. (1)

 2.10                       Form of Option Agreement for Jones Spacelink, Ltd.
                            between Bell Canada International Inc. and Newco.
                            (1)

 3.1                        Articles of Incorporation and all amendments thereto
                            of the Registrant.  (2)

 3.2                        Bylaws of Registrant.  (3)

 4.1 Indenture, dated as of May 15, 1987, between the Registrant and United Bank of Denver National Association. (4)

 4.2 Indenture, dated as of July 15, 1992, between the Registrant and First Trust National Association.
                            (5)

 4.3 First Supplemental Indenture, dated as of July 15, 1992, between the Registrant and First Trust National Association. (5)

 4.4 Second Supplemental Indenture, dated as of March 1, 1993, between the Registrant and First Trust National Association. (6)

10.1.1                      Non-Qualified Stock Option Plan of the Registrant.
                            (7)

10.1.2                      Form of Non-Qualified Stock Option Agreement.  (7)

10.1.3                      1992 Stock Option Plan.  (8)

 10.1.4                     Form of Basic Incentive Stock Option Agreement.  (8)

 10.1.5                     Form of Basic Non-Qualified Stock Option Agreement.
                            (8)

 10.2.1 Office Lease, dated June 8, 1984, between the Registrant and Jones Properties, Inc., regarding office space at 9697 East Mineral Avenue, Englewood, Colorado. (9)

 10.3.1                     Partnership Agreement for Cable TV Fund 11.  (10)

 10.3.2                     Partnership Agreement for Cable TV Fund 12.  (9)

 10.3.3                     Partnership Agreement for Cable TV Fund 14.  (11)

 10.3.4                     Partnership Agreement for Jones Cable Income Fund 1.
                            (12)

 10.3.5 First Restated Agreement of Limited Partnership for Jones Intercable Investors, L.P. (13)

 10.3.6                     Partnership Agreement for IDS/Jones Growth Partners.
                            (14)

 10.3.7                     Partnership Agreement for Cable TV Fund 15.  (15)

 10.3.8                     Partnership Agreement for IDS/Jones Growth Partners
                            II, L.P.  (16)

 10.3.9                     Partnership Agreement of Jones United Kingdom Fund,
                            Ltd.  (18)

 10.4.1 Credit Agreement dated December 8, 1992 among the Registrant, Barclays Bank PLC, Corestates Bank, N.A. and The Bank of Nova Scotia, as Co-Agents and the various lenders named therein. (3)

 10.4.2 First Amendment and Waiver to Credit Agreement dated as of January 22, 1993, among the Registrant, Barclays Bank PLC, Corestates Bank, N.A. and The Bank of Nova Scotia, as Co-Agents and NationsBank
                            of Texas, N.A., as Managing Agent for various lenders. (3)

 10.5.1 Copy of a franchise and related documents thereto granting a cable television system franchise for Town of Marana, Arizona. (3)

 10.5.2 Copy of a franchise and related documents thereto granting a cable television system franchise for Oro Valley, Arizona. (2)

 10.5.3 Copy of a franchise and related documents thereto granting a cable television system franchise for Pima County, Arizona. (2)

 10.5.4 Copy of a franchise and related documents thereto granting a cable television system franchise for The Tucson National Golf Club. (2)

 10.5.5 Copy of a franchise and related documents thereto granting a cable television system franchise for Los Angeles County, California. (17)

 10.5.6 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Oxnard, California. (2)

 10.5.7 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Port Hueneme, California. (3)

 10.5.8 Copy of a franchise and related documents thereto granting a cable television system franchise for the Naval Construction Battalion Center, Port Hueneme, California. (2)

 10.5.9 Modification of franchise agreement dated June 23, 1993 for the Naval Construction Battalion Center, Port Hueneme, California. (3)

 10.5.10 Copy of a franchise and related documents thereto granting a cable television system franchise for the County of Ventura, California. (3)

 10.5.11 Copy of a franchise and related documents thereto granting a cable television system franchise for Arapahoe County, Colorado. (2)

 10.5.12 Copy of a franchise and related documents thereto granting a cable television system franchise for certain portions of Jefferson County, Colorado.
                            (2)

 10.5.13 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Morrison, Colorado. (3)

 10.5.14 Copy of a franchise and related documents thereto granting a cable television system franchise for Anne Arundel County, Maryland. (2)

 10.5.15 Copy of a franchise and related documents thereto granting a cable television system franchise for Elizabeth Landing, Maryland. (2)

 10.5.16 Copy of a franchise and related documents thereto granting a cable television system franchise for Ft. George G. Meade, Maryland. (17)

 10.5.17 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Indian Head, Maryland. (3)

 10.5.18 Copy of a franchise and related documents thereto granting a cable television system franchise for the Indian Head Division, Naval Surface Warfare Center, Indian Head, Maryland. (3)

 10.5.19 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of La Plata, Maryland. (2)

 10.5.20 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Cherryville, North Carolina. (2)

 10.5.21 Copy of a franchise and related documents thereto granting a cable television system franchise for Cleveland County, North Carolina. (2)

 10.5.22 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Cramerton, North Carolina. (3)

 10.5.23 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Gastonia, North Carolina. (2)

 10.5.24 Copy of a franchise and related documents thereto granting a cable television system franchise for the Williamsburg and Jamestown subdivision of Gastonia, North Carolina. (2)

 10.5.25 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Kings Mountain, North Carolina. (2)

 10.5.26 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Lowell, North Carolina. (2)

 10.5.27 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of McAdenville, North Carolina. (3)

 10.5.28 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Ranlo, North Carolina. (3)

 10.5.29 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Stanley, North Carolina. (3)

 10.5.30 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Clover, South Carolina. (3)

 10.5.31 Copy of a franchise and related documents thereto granting a cable television system franchise for York County, South Carolina. (3)

 10.5.32 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Alexandria, Virginia.

 10.5.33 Copy of a franchise and related documents thereto granting a cable television system franchise for Fort Myer, Virginia. (18)

 10.5.34 Amendment dated April 6, 1990, of franchise granting a cable television system franchise for Fort Myer, Virginia. (20)

 10.5.35 Copy of a franchise and related documents thereto granting a cable television system franchise for Aiken County, South Carolina. (21)

 10.5.36 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Dearing, Georgia. (21)

 10.5.37 Copy of a franchise and related documents thereto granting a cable television system franchise for Edgefield County, South Carolina. (21)

 10.5.38 Copy of a franchise and related documents thereto granting a cable television system franchise for McDuffie County, Georgia. (21)

 10.5.39 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of North Augusta, South Carolina. (21)

 10.5.40 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Thomson, Georgia. (21)

 10.5.41 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Trenton, South Carolina. (21)

 10.6.1 Indemnification Agreement dated March 14, 1994, among the Company, Howard O. Thrall and George J. Feltovich. (21)

 10.6.2 Indemnification Agreement dated April 18, 1994, among Jones Spacelink, Ltd., John C. Amman and Richard Henderson. (21)

 11                         Computation of Fully Diluted Earnings Per Share.

 21                         List of Subsidiaries of the Registrant.

 23 Consent of Arthur Andersen & Co., independent public accountants, to the incorporation by reference of its report into the Registrant's Form S-8 and Form S-3 Registration Statements.


________________

 (1) Incorporated by reference from the Company's Current Report on Form 8-K, filed on June 6, 1994.

 (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

 (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993

 (4) Incorporated by reference from Registration Statement No. 33-13545 on Form S-2, filed on April 17, 1987, and Amendment No. 1 thereto, filed on May 8, 1987.

 (5) Incorporated by reference from Registration Statement No. 33-47030 on Form S-3, filed on April 8, 1992, and Amendment Nos. 1 and 2 thereof, filed on April 24, 1992 and June 4, 1992, respectively, and Post-Effective Amendment No. 1 thereof, filed on July 15, 1992.

 (6) Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 1993.

 (7) Incorporated by reference from Registration Statement No. 2-91911 on Form S-2, filed on June 27, 1984, and Amendment No. 1 thereto, filed on July 17, 1984.

 (8)                        Incorporated by reference from Registration No.
                            33-54596 on Form S-8, filed on November 16, 1992.

 (9)                        Incorporated by reference from Registration
                            Statement No. 2-94127.

 (10) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983.

 (11) Incorporated by reference from Registration Statement No. 33-6976, filed on July 3, 1986, and Amendment No. 1 thereto, filed on November 17, 1986.

 (12) Incorporated by reference from Registration Statement No. 33-00968 on Form S-1, filed on October 18, 1985.

 (13) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

 (14)                       Incorporated by reference from Registration
                            Statement No. 33-12473.

 (15)                       Incorporated by reference from Registration
                            Statement No. 33-24358.

 (16) Incorporated by reference from the Company's Registration Statement on Form 8-A No. 0-18133, dated November 16, 1989.

 (17) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

 (18) Incorporated by reference from Form 8-A of Jones United Kingdom Fund, Ltd. (Commission File No. 0-19889).

 (19) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.

 (20) Incorporated by reference from the Annual Report on Form 10-K of Jones Intercable Investors, L.P. (Commission File No. 1-9287) for the fiscal year ended May 31, 1986.

 (21) Incorporated by reference from the Company's Form S-4 Registration Statement filed on July 11, 1994.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JONES INTERCABLE, INC.


                                        By:  /s/ Glenn R. Jones
                                             Glenn R. Jones
                                             Chairman of the Board and Chief
Dated:       August 29, 1994                 Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By:  /s/ Glenn R. Jones
                                             Glenn R. Jones
                                             Chairman of the Board and Chief
                                             Executive Officer
Dated:       August 29, 1994                 (Principal Executive Officer)


                                        By:  /s/ Kevin P. Coyle
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             and Treasurer
Dated:       August 29, 1994                 (Principal Financial Officer)


                                        By:  /s/ Michael J. Bartolementi
                                             Michael J. Bartolementi
                                             Controller
Dated:       August 29, 1994                 (Principal Accounting Officer)


                                        By:  /s/ James B. O'Brien
                                             James B. O'Brien
Dated:       August 29, 1994                 President and Director

                                        By:  /s/ Raymond L. Vigil
                                             Raymond L. Vigil
Dated:       August 29, 1994                 Group Vice President and Director


                                        By:  /s/ Patrick J. Lombardi
                                             Patrick J. Lombardi
Dated:       August 29, 1994                 Director


                                        By:  ______________________________
                                             James J. Krejci
Dated:                                       Director


                                        By:  ______________________________
                                             George J. Feltovich
Dated:                                       Director


                                        By:  ______________________________
                                             Howard O. Thrall
Dated:                                       Director

                                 EXHIBIT INDEX

Exhibit
Number                      Description                                                     Page
- - ------                      -----------                                                     ----
 2.1                        Exchange Agreement and Plan of Reorganization and
                            Liquidation, dated as of May 31, 1994 by and
                            between the Company and Jones Spacelink, Ltd. (1)

 2.2 Stock Purchase Agreement dated as of May 31, 1994, between Bell Canada International Inc. and the
                            Company. (1)

 2.3                        Transaction Agreement dated as of May 31, 1994,
                            among Glenn R. Jones, Jones International, Ltd.,
                            Bell Canada International Inc. and Jones Spacelink,
                            Ltd.  (1)

 2.4                        Form of Financial Services Agreement between Jones
                            Financial Group, Ltd. and the Company. (1)

 2.5 Form of Employment Agreement between Glenn R. Jones and the Company. (1)

 2.6                        Form of Shareholders Agreement among Glenn R.
                            Jones, Jones International, Ltd., Bell Canada
                            International Inc. and the Company. (1)

 2.7                        Form of Supply and Services Agreement between Bell
                            Canada International Inc. and the Company. (1)


Exhibit
Number                      Description                                                     Page
- - ------                      -----------                                                     ----
 2.8                        Form of Secondment Agreement between Bell Canada
                            International Inc. and the Company. (1)

 2.9                        Form of Option Agreement for Glenn R. Jones and
                            Jones International, Ltd. between Bell Canada
                            International Inc. and Newco. (1)

 2.10                       Form of Option Agreement for Jones Spacelink, Ltd.
                            between Bell Canada International Inc. and Newco.
                            (1)

 3.1                        Articles of Incorporation and all amendments theret
                            of the Registrant.  (2)

 3.2                        Bylaws of Registrant.  (3)

 4.1                        Indenture, dated as of May 15, 1987, between the
                            Registrant and United Bank of Denver National
                            Association.  (4)

 4.2                        Indenture, dated as of July 15, 1992, between the
                            Registrant and First Trust National Association.
                            (5)

 4.3                        First Supplemental Indenture, dated as of July 15,
                            1992, between the Registrant and First Trust
                            National Association.  (5)

 4.4                        Second Supplemental Indenture, dated as of March 1,
                            1993, between the Registrant and First Trust
                            National Association.  (6)

10.1.1                      Non-Qualified Stock Option Plan of the Registrant.
                            (7)

10.1.2                      Form of Non-Qualified Stock Option Agreement.  (7)

10.1.3                      1992 Stock Option Plan.  (8)



Exhibit
Number                      Description                                                     Page
- - ------                      -----------                                                     ----
 10.1.4                     Form of Basic Incentive Stock Option Agreement.  (8)

 10.1.5                     Form of Basic Non-Qualified Stock Option Agreement.
                            (8)

 10.2.1                     Office Lease, dated June 8, 1984, between the
                            Registrant and Jones Properties, Inc., regarding
                            office space at 9697 East Mineral Avenue,
                            Englewood, Colorado.  (9)

 10.3.1                     Partnership Agreement for Cable TV Fund 11.  (10)

 10.3.2                     Partnership Agreement for Cable TV Fund 12.  (9)

 10.3.3                     Partnership Agreement for Cable TV Fund 14.  (11)

 10.3.4                     Partnership Agreement for Jones Cable Income Fund 1
                            (12)

 10.3.5                     First Restated Agreement of Limited Partnership for
                            Jones Intercable Investors, L.P.  (13)

 10.3.6                     Partnership Agreement for IDS/Jones Growth Partners
                            (14)

 10.3.7                     Partnership Agreement for Cable TV Fund 15.  (15)

 10.3.8                     Partnership Agreement for IDS/Jones Growth Partners
                            II, L.P.  (16)

 10.3.9                     Partnership Agreement of Jones United Kingdom Fund,
                            Ltd.  (18)

 10.4.1                     Credit Agreement dated December 8, 1992 among the
                            Registrant, Barclays Bank PLC, Corestates Bank,
                            N.A. and The Bank of Nova Scotia, as Co-Agents and
                            the various lenders named therein.  (3)

 10.4.2                     First Amendment and Waiver to Credit Agreement date
                            as of January 22, 1993,
                            among the Registrant, Barclays Bank PLC, Corestates
                            Bank, N.A. and The Bank of Nova Scotia, as
                            Co-Agents and NationsBank of Texas, N.A., as
                            Managing Agent for various lenders.  (3)

 10.5.1                     Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            Town of Marana, Arizona.  (3)

 10.5.2                     Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            Oro Valley, Arizona.  (2)




Exhibit
Number                      Description                                                     Page
- - ------                      -----------                                                     ----
 10.5.3                     Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            Pima County, Arizona.  (2)

 10.5.4                     Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            The Tucson National Golf Club.  (2)

 10.5.5                     Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            Los Angeles County, California.  (17)

 10.5.6                     Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the City of Oxnard, California.  (2)

 10.5.7                     Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the City of Port Hueneme, California.  (3)

 10.5.8                     Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Naval Construction Battalion Center, Port
                            Hueneme, California.  (2)

 10.5.9                     Modification of franchise agreement dated June 23,
                            1993 for the Naval Construction Battalion Center,
                            Port Hueneme, California.  (3)

 10.5.10                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the County of Ventura, California.  (3)

 10.5.11                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            Arapahoe County, Colorado.  (2)

 10.5.12                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            certain portions of Jefferson County, Colorado.
                            (2)

 10.5.13                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Town of Morrison, Colorado.  (3)

 10.5.14                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            Anne Arundel County, Maryland.  (2)

 10.5.15                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            Elizabeth Landing, Maryland.  (2)



Exhibit
Number                      Description                                                     Page
- - ------                      -----------                                                     ----
 10.5.16                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            Ft. George G. Meade, Maryland.  (17)

 10.5.17                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Town of Indian Head, Maryland.  (3)

 10.5.18                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Indian Head Division, Naval Surface Warfare
                            Center, Indian Head, Maryland.  (3)

 10.5.19                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Town of La Plata, Maryland.  (2)

 10.5.20                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the City of Cherryville, North Carolina.  (2)

 10.5.21                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            Cleveland County, North Carolina.  (2)

 10.5.22                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Town of Cramerton, North Carolina.  (3)

 10.5.23                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the City of Gastonia, North Carolina.  (2)

 10.5.24                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Williamsburg and Jamestown subdivision of
                            Gastonia, North Carolina.  (2)

 10.5.25                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the City of Kings Mountain, North Carolina.  (2)

 10.5.26                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Town of Lowell, North Carolina.  (2)



Exhibit
Number                      Description                                                     Page
- - ------                      -----------                                                     ----

 10.5.27                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Town of McAdenville, North Carolina.  (3)

 10.5.28                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Town of Ranlo, North Carolina.  (3)

 10.5.29                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Town of Stanley, North Carolina.  (3)

 10.5.30                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Town of Clover, South Carolina.  (3)

 10.5.31                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            York County, South Carolina.  (3)

 10.5.32 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Alexandria, Virginia.

 10.5.33                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            Fort Myer, Virginia.  (18)

 10.5.34                    Amendment dated April 6, 1990, of franchise
                            granting a cable television system franchise for
                            Fort Myer, Virginia.  (20)

 10.5.35 Copy of a franchise and related documents thereto granting a cable television system franchise for Aiken County, South Carolina. (21)

 10.5.36                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Town of Dearing, Georgia.  (21)

 10.5.37                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            Edgefield County, South Carolina.  (21)

 10.5.38                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            McDuffie County, Georgia.  (21)

 10.5.39                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the City of North Augusta, South Carolina.  (21)



Exhibit
Number                      Description                                                     Page
- - ------                      -----------                                                     ----
 10.5.40                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the City of Thomson, Georgia.  (21)

 10.5.41                    Copy of a franchise and related documents thereto
                            granting a cable television system franchise for
                            the Town of Trenton, South Carolina.  (21)

 10.6.1                     Indemnification Agreement dated March 14, 1994,
                            among the Company, Howard O.  Thrall and George J.
                            Feltovich.  (21)

 10.6.2                     Indemnification Agreement dated April 18, 1994,
                            among Jones Spacelink, Ltd., John C. Amman and
                            Richard Henderson.  (21)

 11                         Computation of Fully Diluted Earnings Per Share.

 21                         List of Subsidiaries of the Registrant.

 23 Consent of Arthur Andersen & Co., independent public accountants, to the incorporation by reference of its report into the Registrant's Form
                            S-8 and Form S-3 Registration Statements.


________________

 (1)                        Incorporated by reference from the Company's
                            Current Report on Form 8-K, filed on June 6, 1994.

 (2)                        Incorporated by reference from the Company's
                            Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

 (3)                        Incorporated by reference from the Company's Annual
                            Report on Form 10-K for the fiscal year ended May
                            31, 1993

 (4)                        Incorporated by reference from Registration
                            Statement No. 33-13545 on Form S-2, filed on April
                            17, 1987, and Amendment No. 1 thereto, filed on May
                            8, 1987.

 (5)                        Incorporated by reference from Registration
                            Statement No. 33-47030 on Form S-3, filed on April
                            8, 1992, and Amendment Nos. 1 and 2 thereof, filed on April 24, 1992 and June 4, 1992, respectively, and Post-Effective Amendment No. 1 thereof, filed on July 15, 1992.

 (6)                        Incorporated by reference from the Company's
                            Current Report on Form 8-K, filed on March 1, 1993.



Exhibit
Number                      Description                                                     Page
- - ------                      -----------                                                     ----
 (7)                        Incorporated by reference from Registration
                            Statement No. 2-91911 on Form S-2, filed on June
                            27, 1984, and Amendment No. 1 thereto, filed on
                            July 17, 1984.

 (8)                        Incorporated by reference from Registration No.
                            33-54596 on Form S-8, filed on November 16, 1992.

 (9)                        Incorporated by reference from Registration
                            Statement No. 2-94127.

 (10)                       Incorporated by reference from the Company's
                            Annual Report on Form 10-K for the fiscal year ended May 31, 1983.

 (11)                       Incorporated by reference from Registration
                            Statement No. 33-6976, filed on July 3, 1986, and
                            Amendment No. 1 thereto, filed on November 17,
                            1986.

 (12)                       Incorporated by reference from Registration
                            Statement No. 33-00968 on Form S-1, filed on
                            October 18, 1985.

 (13)                       Incorporated by reference from the Company's Annual
                            Report on Form 10-K for the fiscal year ended May
                            31, 1992.

 (14)                       Incorporated by reference from Registration
                            Statement No. 33-12473.

 (15)                       Incorporated by reference from Registration
                            Statement No. 33-24358.

 (16)                       Incorporated by reference from the Company's
                            Registration Statement on Form 8-A No. 0-18133, dated November 16, 1989.

 (17)                       Incorporated by reference from the Company's Annual
                            Report on Form 10-K for the fiscal year ended May
                            31, 1989.

 (18)                       Incorporated by reference from Form 8-A of Jones
                            United Kingdom Fund, Ltd.  (Commission File No.
                            0-19889).

 (19)                       Incorporated by reference from the Company's Annual
                            Report on Form 10-K for the fiscal year ended May
                            31, 1990.

 (20) Incorporated by reference from the Annual Report on Form 10-K of Jones Intercable Investors, L.P.
                            (Commission File No. 1-9287) for the fiscal year ended May 31, 1986.

 (21)                       Incorporated by reference from the Company's Form
                            S-4 Registration Statement filed on July 11, 1994.


