Form 10-Q
period 1994-08-31
JONES INTERCABLE INC
filed 1994-10-14
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 1994

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ___________

                         Commission File Number 0-8947

                             JONES INTERCABLE, INC.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter


Colorado                                                            #84-0613514
- - --------------------------------------------------------------------------------
State of incorporation                                    I.R.S. employer I.D.#


             9697 East Mineral Avenue, Englewood, Colorado 80112
             ---------------------------------------------------
                    Address of principal executive office

                                  (303) 792-3111
                         -----------------------------
                         Registrant's telephone number

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No
     ---                                                                 ---
Shares outstanding of each of the registrant's classes of Common Stock, as of October 11, 1994.

4,913,021   - Common Stock, $.01 par value

14,817,088  - Class A Common Stock, $.01 par value

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                                   I N D E X


                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I.     FINANCIAL INFORMATION.

   Item 1.  Financial Statements

        Unaudited Consolidated Balance Sheets
            August 31, 1994 and May 31, 1994                                                            3

        Unaudited Consolidated Statements of Operations
            Three Months Ended August 31, 1994 and 1993                                                 5

        Unaudited Consolidated Statements of Cash Flows
            Three Months Ended August 31, 1994 and 1993                                                 6

        Notes to Unaudited Consolidated Financial Statements
            August 31, 1994                                                                             7

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                            11

PART II.    OTHER INFORMATION.

   Item 6.  Exhibits and Reports on Form 8-K                                                           18


UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries

As of August 31 and May 31, 1994

                                                                          August 31                 May 31
ASSETS                                                                           (Stated in Thousands)
- - ----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                                                 $      5,847             $     4,239

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $429,300 in August
    and $393,900 in May                                                          4,921                   5,563
  Affiliated entities                                                           17,539                  15,611
  Other                                                                            783                     715

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       275,990                 292,381
    Less-accumulated depreciation                                             (117,651)               (121,235)
                                                                          ------------             -----------
                                                                               158,339                 171,146


  Franchise costs, net of accumulated
    amortization of $75,510,300 in August
    and $76,113,800 in May                                                      68,894                  73,769
  Cost in excess of interests in net assets
    purchased, net of accumulated amortization
    of $5,226,000 in August and $5,918,600 in May                               33,585                  39,306
  Noncompete agreement, net of accumulated
    amortization of $766,600 in August and
    $737,900 in May                                                                383                     412
  Subscriber lists, net of accumulated
    amortization of $29,713,100 in August and
    $30,421,500 in May                                                          16,061                  18,524
  Investments in domestic cable television
    partnerships and affiliates                                                 38,054                  34,346
  Investments in foreign cable television properties                            62,143                  57,752
                                                                          ------------             -----------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                                377,459                 395,255
                                                                          ------------             -----------

DEFERRED TAX ASSET, net of valuation
  allowance of $33,692,000 in August and
  $37,785,000 in May                                                             3,862                   3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                     23,667                  23,240
                                                                          ------------             -----------

TOTAL ASSETS                                                              $    434,078             $   448,485
                                                                          ============             ===========





           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries

As of August 31 and May 31, 1994

                                                                          August 31                  May 31
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                        (Stated in Thousands)
- - ----------------------------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                $     33,373             $    37,260
  Subscriber prepayments and deposits                                            5,585                   5,275
  Subordinated debentures and other debt                                       280,718                 280,907
  Credit facility                                                               42,000                  63,000
                                                                          ------------             -----------

TOTAL LIABILITIES                                                              361,676                 386,442
                                                                          ------------             -----------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 30,000,000
    shares authorized; 16,062,502 shares issued
    at August 31 and May 31                                                        161                     161
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,498,539 shares issued
    at August 31 and May 31                                                         55                      55
  Additional paid-in capital                                                   189,745                 189,679
  Accumulated deficit                                                         (103,177)               (113,470)
  Less:  1,830,932 shares of Common
    Stock and Class A Common Stock held in
    Treasury, at cost, at August 31 and May 31                                 (14,382)                (14,382)
                                                                          ------------             -----------

TOTAL SHAREHOLDERS' INVESTMENT                                                  72,402                  62,043
                                                                          ------------             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                            $    434,078             $   448,485
                                                                          ============             ===========





           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENT OF OPERATIONS                                         and Subsidiaries

For the three months ended August 31, 1994 and 1993

                                                                                 For the Three Months Ended
                                                                       ---------------------------------------------
                                                                       August 31, 1994           August 31, 1993
                                                                      (Stated in Thousands Except Per Share Data)
- - ----------------------------------------------------------------------------------------------------------------------

REVENUES FROM CABLE TELEVISION OPERATIONS:
  Subscriber service fees                                                   $   29,705            $    28,013
  Management fees                                                                4,504                  4,360
                                                                            ----------            -----------

TOTAL REVENUES                                                                  34,209                 32,373

COSTS AND EXPENSES:
  Operating expenses                                                            18,596                 16,260
  General and administrative expenses
    (including approximately $877,000 and
    $949,000 of related party expenses in 1994
    and 1993, respectively)                                                      1,746                  2,008
  Depreciation and amortization                                                 11,012                 10,514
                                                                            ----------            -----------

OPERATING INCOME                                                                 2,855                  3,591

OTHER INCOME (EXPENSE):
  Interest expense                                                              (9,282)                (8,669)
  Equity in losses of affiliated entities                                         (547)                  (909)
  Interest income                                                                1,141                    789
  Gain on sale of assets                                                        15,496                      -
  Other, net                                                                       630                   (654)
                                                                            ----------            -----------

INCOME (LOSS) BEFORE INCOME TAXES                                               10,293                 (5,852)

      Income tax benefit                                                             -                      -
                                                                            ----------            -----------

NET INCOME (LOSS)                                                           $   10,293            $    (5,852)
                                                                            ==========            ===========

PRIMARY EARNINGS (LOSS) PER SHARE:                                          $      .51                   (.34)
                                                                            ==========            ===========

FULLY DILUTED EARNINGS PER SHARE:                                           $      .50
                                                                            ==========

AVERAGE NUMBER OF CLASS A COMMON AND
  COMMON SHARES OUTSTANDING                                                     19,730                 17,150
                                                                            ==========            ===========





           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF                      Jones Intercable, Inc.
CASH FLOWS                                                      and Subsidiaries

For the three months ended August 31, 1994 and 1993

                                                                                 For the Three Months Ended
                                                                       ---------------------------------------------
                                                                       August 31, 1994           August 31, 1993
                                                                                   (Stated in Thousands)
- - ----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $     10,293             $    (5,852)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                             11,012                  10,514
      Equity in losses of partnerships                                             547                     909
      Class A Stock option expense                                                  66                       -
      Gain on sale of assets                                                   (15,496)                      -
      Decrease in trade receivables                                                642                      32
      Decrease (increase) in other receivables, prepaid
        expenses and other assets                                                1,548                  (1,320)
      Decrease in accounts payable, accrued
        liabilities and subscriber prepayments and deposits                     (3,703)                 (2,341)
                                                                          ------------             -----------

Net cash provided by operating activities                                        4,909                   1,942
                                                                          ------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of cable television system                                 35,587                       -
  Investment in Mind Extension University                                       (4,242)                 (3,708)
  Purchase of property and equipment                                            (5,620)                 (3,151)
  Investments in cable television partnerships                                  (4,515)                 (2,359)
  Deferred acquisition costs                                                    (2,185)                      -
  Other, net                                                                       791                     792
                                                                          ------------              ----------

Net cash provided by (used in) investing activities                             19,816                  (8,426)
                                                                          ------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      16,500                   9,000
  Repayment of debt                                                            (37,500)                      -
  Proceeds from issuance of Class A Common Stock                                     -                      20
  Increase in accounts receivable from affiliated entities                      (1,928)                 (3,411)
  Other, net                                                                      (189)                    (42)
                                                                          ------------             -----------

Net cash provided by (used in) financing activities                            (23,117)                  5,567
                                                                          ------------             -----------

Increase (decrease) in Cash and Cash Equivalents                                 1,608                    (917)

Cash and Cash Equivalents, beginning of period                                   4,239                   1,131
                                                                          ------------             -----------

Cash and Cash Equivalents, end of period                                  $      5,847             $       214
                                                                          ============             ===========





           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries


(1) This Form 10-Q is being filed by Jones Intercable, Inc. (the "Company") in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at August 31, 1994 and May 31, 1994 and its results of operations and cash flows for the three months ended August 31, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) On November 12, 1993, the Company announced that negotiations had commenced regarding the possible acquisition by the Company of substantially all of the assets of Jones Spacelink, Ltd. ("Spacelink") in return for the issuance of Class A Common Stock of the Company to Spacelink (the "Spacelink Transaction"). On June 2, 1994, the Company announced that a definitive agreement had been reached with Spacelink. Pursuant to that agreement, the Company would issue 4,100,000 shares of Class A Common Stock to Spacelink in exchange for substantially all of the assets of Spacelink. The closing is subject to a number of conditions, including the approval of the shareholders of the Company and the approval of the shareholders of Spacelink. As of August 31, 1994, the Company had incurred $2,744,000 of cost relating to this transaction. Such costs have been deferred and will be considered part of the purchase price of Spacelink.

(3) The Company and Bell Canada International Inc. ("BCI") have entered into an agreement whereby BCI is expected to acquire an approximate 30 percent equity interest in the Company through the purchase of Class A Common Stock of the Company. Under the terms of the agreement, BCI is expected to invest $400,000,000 over time. The original investment is expected to be in two installments: the purchase by BCI of 2,500,000 newly issued shares of Class A Common Stock of the Company at $22 per share for $55,000,000, and the purchase by BCI at closing of 7,500,000 newly issued shares of Class A Common Stock of the Company at $27.50 per share for approximately $206,000,000, resulting in a 30 percent equity interest in the Company for a total consideration of approximately $261,000,000. The Company received the $55,000,000 initial investment, representing an approximate 13% interest in the Company, in the fourth quarter of fiscal 1994. The $55,000,000 was used to reduce amounts outstanding under the Company's revolving credit facility. BCI also has committed to invest up to an additional $139,000,000 to maintain its 30 percent interest in the event the Company offers additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the initial $400,000,000 commitment.

     In addition, Jones International, Ltd. ("International"), which is wholly-owned by Glenn R. Jones, Chairman and Chief Executive Officer of the Company, has agreed to grant BCI an option to acquire certain shares of the Common Stock of the Company. Except in limited circumstances, the option will only be exercisable during the eighth year after closing. Its exercise would result in BCI holding a sufficient number of shares of the Common Stock of the Company to enable it to elect 75 percent of the Company's Board of Directors. BCI also has agreed to invest in a number of affiliates of International which are engaged in the telecommunications and distribution businesses.

     Closing of the BCI transaction, which is subject to certain conditions, is expected to occur in December 1994.

(4) On January 7, 1994, the Company entered into an agreement with Bresnan Communications Company ("Bresnan") to sell the Company's Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Closing on this transaction occurred July 25, 1994. The Company paid The Jones Group, Ltd. $912,500 for brokerage services related to this sale. Proceeds from the sale of the Gaston System were used to repay amounts outstanding on the Company's credit facility. The Company recognized a gain before income taxes of $15,496,400, or $.88 per share, related to this transaction.

(5) During fiscal 1992 and 1993, the Company invested $10,000,000 in Mind Extension University, Inc., ("ME/U"), an affiliated company that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. In May 1993 and in December 1993, the Board of Directors of the Company also approved a $10,000,000 advance and a $5,000,000 advance, respectively, to ME/U. Of these advances, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. As of May 31, 1994, all of the $15,000,000 had been advanced. On May 3, 1994, the Board of Directors of the Company approved an additional $5,000,000 advance to ME/U on an as-needed basis, interest is at the Company's weighted average cost of borrowing plus two percent. As of August 31, 1994, the total amount of $5,000,000 had been advanced. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature. At August 31, 1994, the Company's aggregate investment in ME/U totaled $30,000,000.

(6) In fiscal 1993, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. The Company paid Space Segment $2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. On November 9, 1993, the Company extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement. The Company and Space Segment subsequently terminated the 1993 license agreement and entered into a new license agreement. Under the new license agreement, the Company, Jones Infomercial Networks, Inc. ("PIN") and Jones Computer Network, Ltd. ("JCN"), affiliates of International, have a license to use the transponder for their respective purposes. Under the terms of the new agreement, the Company agreed to pay Space Segment $200,000 per month from January 1994 through March 1994 and the Company and PIN each agreed to pay $100,000 per month beginning April 1994 and until the launch of JCN, in September 1994. Thereafter the Company, PIN and JCN will each pay $66,667 per month. Space Segment has the right to terminate the license at any time upon 30 days' written notice to the Company. The Company recognized $300,000 and $500,000 of rental expense related to these lease agreements during the three months ended August 31, 1994 and 1993, respectively.

(7) The Company owns a 38% interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62% is owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. Also on July 22, 1994, the Company and certain of its wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. As a result of these transactions, the Company and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom.

     Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80% by BCI and 20% by Cable and Wireless plc ("C&W"). The Company's and Jones Global Group's agreement to contribute their United Kingdom holdings to Bell Cablemedia was contingent upon the successful completion of Bell Cablemedia's initial public offering, which closed on July 22, 1994. The initial offering price for the ADSs was $17.00 per ADS. As part of the initial offering, Jones Global Group sold 1,100,000 ADSs providing net cash proceeds of $17,547,888.

     The ADSs received by the Company are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), and the Company will not be able to sell its ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are registered by a subsequent registration statement. Bell Cablemedia, BCI, C&W, the Company and Jones Global Group have agreed that, until after January 10, 1995, they will not sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia (except for those ADSs received by Jones Global Group that were sold as part of the ADS Offerings) without prior written consent of the lead U.S. underwriters of the ADS Offerings.

     After giving effect to Bell Cablemedia's acquisition of the United Kingdom holdings of the Company and Jones Global Group and the closings of the ADSs Offerings on July 22, 1994, BCI indirectly owns approximately 42.2%, C&W indirectly owns approximately 12.8%, the Company owns approximately 9.7% and Jones Global Group owns approximately 4.2% of the issued and outstanding shares of Bell Cablemedia. Based upon the quoted market price of $24.13 per ADS at October 12, 1994, the quoted market value of the Company's direct investment totaled approximately $145,640,000. The Company's indirect investment, through its 38% ownership of Jones Global Group, totaled $23,507,000. Due to the affiliated nature of the transaction and the Company's indirect continuing interest in the UK properties, the investment in Bell Cablemedia is reflected at the Company's cost. At August 31, 1994, the Company's net investment in Bell Cablemedia totaled approximately $54,119,363.

     The Company paid an advisory fee of pound sterling 414,854 (approximately $632,600) to Jones Financial Group in fiscal 1995 for its services to the Company in connection with the aforementioned United Kingdom transactions. Jones Global Group paid an advisory fee of pound sterling 251,812 (approximately $384,000) to Jones Financial Group for its services to Jones Global Group in connection with the aforementioned United Kingdom transactions. Jones Financial Group is owned by International and Glenn R. Jones.

     Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. The Company has made advances totaling $164,200 during the first quarter of fiscal 1995, and has advanced a total of $7,928,200 as of August 31, 1994 to fund Spanish Holdings' activities to date. These advances have been reflected as investments in foreign cable television properties on the Company's Consolidated Balance Sheets due to their long-term nature, with interest charged at the Company's weighted average cost of borrowing. The Company's net investment in all of its Spanish activities was approximately $8,023,800 at August 31, 1994. In June 1994, Spanish Holdings agreed to transfer all of its interests in its cable/telephony properties in Spain to Bell Cablemedia in exchange for 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. The closing of this transaction occurred October 13, 1994. The ADSs to be received by Spanish Holdings will be restricted securities within the meaning of Rule 144 under the Securities Act, and Spanish Holdings will agree not to sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia until after January 10, 1995.

(8) On June 18, 1993, the Company filed two shelf registration statements with the Securities and Exchange Commission relating to the offering of $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and the offering of 6,000,000 shares of Class A Common Stock of the Company. These registration statements are effective, but no securities have been sold pursuant thereto except for 2,500,000 shares of Class A Common Stock sold to BCI in the fourth quarter of fiscal 1994. The proceeds from these offerings would be added to the general funds of the Company and may be used to make acquisitions of cable television systems or interests therein.

(9) Net income (loss) per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings (loss) per share. Conversion of the Convertible Subordinated Debentures to Class A Common Stock was assumed for calculation of fully diluted earnings per share and is not presented for the period in which the calculation was anti-dilutive.

(10) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the three months ended August 31, 1994 and 1993. Approximately $11,628,000 and $11,039,100 of interest expense was paid during the three months ended August 31, 1994 and 1993, respectively. No material non-cash investing or financing transactions were recorded during the first three months of fiscal 1994 and 1993.

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

     The Company and Bell Canada International Inc. ("BCI") have entered into an agreement whereby BCI is expected to acquire an approximate 30 percent equity interest in the Company through the purchase of Class A Common Stock of the Company. Under the terms of the agreement, BCI is expected to invest $400,000,000 over time. The original investment is expected to be in two installments: the purchase by BCI of 2,500,000 newly issued shares of Class A Common Stock of the Company at $22 per share for $55,000,000, and the purchase by BCI at closing of 7,500,000 newly issued shares of Class A Common Stock of the Company at $27.50 per share for approximately $206,000,000 resulting in a 30 percent equity interest for a total consideration of approximately $261,000,000. The Company received the $55,000,000 initial investment, representing an approximate 13% interest in the Company, in the fourth quarter of fiscal 1994. The $55,000,000 was used to reduce amounts outstanding under the Company's revolving credit facility. BCI also was committed to invest up to an additional $139,000,000 to maintain its 30 percent interest in the event the Company offers additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the initial $400,000,000 commitment.

     In addition, Jones International, Ltd. ("International"), which is wholly-owned by Glenn R. Jones, Chairman and Chief Executive Officer of the Company, would grant BCI an option to acquire certain shares of the Common Stock of the Company. Except in limited circumstances, the option would only be exercisable during the eighth year after closing. Its exercise would result in BCI holding a sufficient number of shares of the Common Stock of the Company to enable it to elect 75 percent of the Company's Board of Directors. BCI would also invest in a number of affiliates of International which are engaged in the telecommunications and distribution businesses.

     Closing of the BCI transaction, which is subject to certain conditions, is expected to occur in December 1994.

     The Company purchased property, plant and equipment totaling approximately $5,620,000 during the three months ended August 31, 1994. Such expenditures were principally the result of the following: (a) new extension projects, drop materials, converters and plant rebuild projects in the Alexandria, Virginia, Anne Arundel, Maryland and North Augusta, South Carolina systems; (b) new extension projects, drop materials and various maintenance projects in the Pima County, Arizona and Charles County, Maryland systems; and (c) converters and drop materials in the Walnut Valley, California system. Estimated capital expenditures for the remainder of fiscal 1995 are approximately $25,000,000. The level of expenditures will depend, in part, upon the Company's determination as to the proper scope and timing of such expenditures in light of the rules and regulations adopted in connection with the 1992 Cable Act, and the Company's liquidity position.

     On January 7, 1994, the Company entered into an agreement with Bresnan Communications Company ("Bresnan") to sell the Company's Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Closing on this transaction occurred July 25, 1994. The Company paid The Jones Group, Ltd. $912,500 for brokerage services related to this sale. Proceeds from the sale of the Gaston System were used to repay amounts outstanding on the Company's credit facility. The Company recognized a gain before income taxes of $15,496,400, or $.88 per share, related to this transaction.

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

     Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80% by BCI and 20% by Cable and Wireless plc ("C&W"). The Company's and Jones Global Group's agreement to contribute their United Kingdom holdings to Bell Cablemedia was contingent upon the successful completion of Bell Cablemedia's initial public offering, which also closed on July 22, 1994. The initial offering price for the ADSs was $17.00 per ADS. As part of the initial offering Jones Global Group sold 1,100,000 ADSs providing net cash proceeds of $17,547,888.

     The ADSs received by the Company are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), and the Company will not be able to sell its ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are registered by a subsequent registration statement. Bell Cablemedia, BCI, C&W, the Company and Jones Global Group have agreed that, until after January 10, 1995, they will not sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia (except for those ADSs received by Jones Global Group that were sold as part of the ADS Offerings) without prior written consent of the lead U.S. underwriters of the ADS Offerings.

     After giving effect to Bell Cablemedia's acquisition of the United Kingdom holdings of the Company and Jones Global Group and the closings of the ADS Offerings on July 22, 1994, BCI indirectly owns approximately 42.2%, C&W indirectly owns approximately 12.8%, the Company owns approximately 9.7% and Jones Global Group owns approximately 4.2% of the issued and outstanding shares of Bell Cablemedia. Based upon the quoted market price of $24.13 per ADS at October 12, 1994, the quoted market value of the Company's direct investment totaled approximately $145,640,000. The Company's indirect investment, through its 38% ownership of Jones Global Group, totaled $23,507,000. Due to the affiliated nature of the transaction and the Company's indirect continuing interest in the UK properties, the investment in Bell Cablemedia is reflected at the Company's cost. At August 31, 1994 the Company's net investment in Bell Cablemedia totaled approximately $54,119,363.

     The Company paid an advisory fee of pound sterling 414,854 (approximately $632,600) to Jones Financial Group, Ltd. ("Jones Financial Group"), an affiliate of International, in fiscal 1995 for its services to the Company in connection with the aforementioned United Kingdom transactions. Jones Global Group paid an advisory fee of pound sterling 251,812 (approximately $384,000) to Jones Financial Group for its services to Jones Global Group in connection with the aforementioned United Kingdom transactions.

     Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. The Company has made advances totaling $164,200 during the first quarter of fiscal 1995, and has advanced a total of $7,928,200 as of August 31, 1994 to fund Spanish Holdings' activities to date. These advances have been reflected as investments in foreign cable television properties on the Company's Consolidated Balance Sheets due to their long-term nature, with interest charged at the Company's weighted average cost of borrowing. In June 1994, Spanish Holdings agreed to transfer all of its interests in its cable/telephony properties in Spain to Bell Cablemedia in exchange for 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. The closing of this transaction occurred October 13, 1994. The ADSs to be received by Spanish Holdings will be restricted securities within the meaning of Rule 144 under the Securities Act, and Spanish Holdings will agree not to sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia until after January 10, 1995.

     During fiscal 1992 and 1993, the Company invested $10,000,000 in Mind Extension University, Inc., ("ME/U") an affiliated company that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. In May 1993 and in December 1993, the Board of Directors of the Company also approved a $10,000,000 advance and a $5,000,000 advance, respectively, to ME/U. Of these advances, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. As of May 31, 1994, all of the $15,000,000 had been advanced. On May 3, 1994, the Board of Directors of the Company approved an additional $5,000,000 advance to ME/U on an as-needed basis, interest is at the Company's weighted average cost of borrowing plus two percent. As of August 31, 1994, the total amount of $5,000,000 had been advanced. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature. At August 31, 1994, the Company's aggregate investment in ME/U totaled $30,000,000.

     On December 8, 1992, the Company entered into a $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of borrowings available under this agreement remains at $300,000,000 through May 31, 1995, after which availability is reduced quarterly until expiration on November 30, 2000. Interest on amounts outstanding under the credit facility range from LIBOR plus 1 3/8% to LIBOR plus 2 1/2% depending upon whether certain financial ratios have been achieved. For the three months ended August 31, 1994, the Company's effective interest rate on the credit facility was 7.1%. A fee of 1/2% per annum on the unused portion of the new commitment is also required. Substantially all of the Company's cable television related assets are pledged as security under the agreement. At August 31, 1994, the Company had $42,000,000 outstanding under the credit facility, leaving $258,000,000 of potential availability on this credit facility of which the Company can access only approximately $43,000,000 due to covenant restrictions.

     From time to time, the Company may make loans to its managed limited partnerships. As of August 31, 1994, the Company had advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $17,539,000, an increase of approximately $1,928,000 over the amount advanced at May 31, 1994. A significant portion of these advances represents funds for capital expansion and improvements of properties owned by partnerships where additional credit sources were not then available to the partnerships. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

     In fiscal 1993, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. The Company paid Space Segment $2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. On November 9, 1993, the Company extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement. The Company and Space Segment subsequently terminated the 1993 license agreement and entered into a new license agreement. Under the new license agreement, the Company, Jones Infomercial Networks, Inc. ("PIN") and Jones Computer Network, Ltd. ("JCN"), affiliates of International, have a license to use the transponder for their respective purposes. Under the terms of the new agreement, the Company agreed to pay Space Segment $200,000 per month from January 1994 through March 1994 and the Company and PIN each agreed to pay $100,000 per month beginning April 1994 and until the launch of JCN, in September 1994. Thereafter the Company, PIN and JCN will each pay $66,667 per month. Space Segment has the right to terminate the license at any time upon 30 days' written notice to the Company. The Company recognized $300,000 and $500,000 of rental expense related to these lease agreements during the three months ended August 31, 1994 and 1993, respectively.

     On June 18, 1993, the Company filed two shelf registration statements with the Securities and Exchange Commission relating to the offering of $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and the offering of 6,000,000 shares of Class A Common Stock of the Company. These registration statements are effective, but no securities have been sold pursuant thereto except for 2,500,000 shares of Class A Common Stock sold to BCI in the fourth quarter of fiscal 1994. The proceeds from these offerings would be added to the general funds of the Company and may be used to make acquisitions of cable television systems or interests therein and for general corporate purposes. At August 31, 1994, the Company has $279,368,000 of Subordinated Debentures outstanding. These debentures do not require any cash payments for sinking fund requirements until June 2002. The Company is in compliance with covenant restrictions regarding these debentures.

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

     In compliance with these rules, the Company reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however the decrease was not as severe as originally anticipated. The Company has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

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

     The Company has elected to file cost-of-service showings for the following Company-owned cable television systems: Jefferson County, Colorado; Charles County, Maryland; Pima County, Arizona; Alexandria, Virginia; and North Augusta, South Carolina. For these systems, the Company anticipates no further reductions in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. The Company's Anne Arundel, Maryland cable television system is subject to effective competition as defined by the 1992 Cable Act and as a result, is not subject to the rate regulation. The Company complied with the new benchmark regulations and reduced rates in its Oxnard and Walnut Valley, California cable television systems. The annualized reduction of revenues and operating income before depreciation and amortization in these two systems is approximately $800,000, or 1%, and approximately $800,000, or 2%, respectively. The Company will continue its efforts to mitigate the effect of such rate reductions. In addition, as a result of the Company's managed partnerships' compliance with the 1992 Cable Act and the corresponding reduction in Partnership revenues, the Company anticipates an annualized reduction in management fee revenue of approximately $100,000, or 1%.

     The Company's ability to borrow under its credit facility, as discussed below, is in part a function of the Company's ratio of debt to cash flow.
Based upon the effect of the 1992 Cable Act and the reduction in the Company's annualized cash flow, the Company's borrowing base has correspondingly been decreased. However, after consideration of such decreases in revenues and cash flow, the Company has maintained compliance with the terms of its debt agreements, as amended, for the three months ended August 31, 1994 and expects to maintain compliance through fiscal 1995.

     The 1992 Cable Act also contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems. The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned or managed by the Company, only one broadcast station withheld its consent to retransmission of its signal, and was no longer carried on October 6, 1993. As of October 11, 1993, however, the broadcast station had given its consent, and its signal was restored to that cable system.

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

RESULTS OF OPERATIONS

      Revenues. The Company derives its revenues from three primary sources: subscriber fees from Company-owned cable television systems, management fees from revenues earned by managed limited partnerships, and fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships. Total revenues for the three months ended August 31, 1994 increased $1,836,000, or 6%, from $32,373,000 reported in fiscal 1994 to $34,209,000 reported in fiscal 1995. This increase is reflective of the Company's purchase of the cable television system serving North Augusta, South Carolina (the "North Augusta System") in December 1993. The effect of this acquisition was somewhat mitigated by the effect of the sale of the Company's Gaston County, North Carolina cable television system (the "Gaston System") on July 22, 1994. Disregarding the effect of these transactions, total revenues would have increased $1,069,000, or 3%, for the three month period ending August 31, 1994.

      The Company's subscriber service fees increased $1,692,000, or 6%, from $28,013,000 in fiscal 1994 to $29,705,000 in fiscal 1995. The net effect of the purchase of the North Augusta System and the sale of the Gaston System accounted for approximately $767,000, or 45%, of the increase in subscriber service fees. In addition, increases in the number of basic subscribers, as well as increases in revenues from premium service, pay-per-view, advertising sales and installation of service somewhat mitigated the effect of the reduction in the Company's basic rates due to the basic rate regulations issued by the FCC in implementing the 1992 Cable Act.

      The Company receives management fees generally equal to 5% of the gross operating revenues from its managed partnerships. Management fees increased $144,000, or 3%, from $4,360,000 in fiscal 1994 to $4,504,000 in fiscal 1995.
The growth in management fee revenue is the result of increases in operating revenues of the Company's managed partnerships. Partnership revenues increased as a result of increases in basic subscribers as well as increases in revenues from pay-per-view, advertising sales and the installation of service. These increases somewhat mitigated the effect of the reduction in basic rates in the Company's managed partnerships due to the FCC's basic rate regulations.

      In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of distributions upon the sale of cable television properties owned by such partnerships. No such revenues were received during the first three months of fiscal 1995 or 1994.

      Expenses. Operating and general and administrative expenses consist primarily of costs associated with the administration of Company-owned cable television systems and the administration of the managed partnerships. The Company is reimbursed by its managed partnerships for costs associated with the administration of the Partnerships. The principal cost components are salaries paid to corporate and system personnel, programming expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

      Operating expenses increased $2,336,000, or 14%, from $16,260,000 in fiscal 1994 to $18,596,000 in fiscal 1995. The net effect of the North Augusta System purchase and the sale of the Gaston System accounted for approximately $590,000, or 25%, of the increase. Increases in satellite fees and premium service fees accounted for approximately $899,000 and $584,000 of the increase in operating expenses. General and administrative expense decreased $262,000, or 13%, from $2,008,000 in fiscal 1994 to $1,746,000 in fiscal 1995. This decrease is primarily the result of a decrease in transponder fees paid to Space Segment, as described above.

      Depreciation and amortization expense increased $498,000, or 5%, from $10,514,000 in fiscal 1994 to $11,012,000 in fiscal 1995. This increase is due primarily to the purchase of the North Augusta System in December 1993.

      Interest expense increased $613,000, or 7%, from $8,669,000 in fiscal 1994 to $9,282,000 in fiscal 1995. This increase is due to higher average outstanding balances and higher effective interest rates on the Company's revolving credit facility.

      Equity in losses of affiliates, which result primarily from depreciation and amortization expenses, decreased $362,000, or 40%, from $909,000 in fiscal 1994 to $547,000 in fiscal 1995. This decrease was the result of a reduction in the losses recognized by the Company related to its 25% investment in Mind Extension University, Inc. and an increase in income recognized by the Company related to its investment in Jones Intercable Investors, L.P.

      Interest income increased $352,000, or 45%, from $789,000 in fiscal 1994 to $1,141,000 in fiscal 1995. This increase is primarily the result of interest income earned on advances made to the Mind Extension University, Inc.

      For the three months ended August 31, 1994, the Company recognized a gain on the sale of the Gaston System of $15,496,000. No similar transaction was recognized in the first quarter of fiscal 1994.

      The Company recorded net income of $10,293,000 for the three months ended August 31, 1994, compared to a net loss of $5,852,000 for the first quarter of fiscal 1994. This change was primarily the result of the $15,496,000 gain recognized on the sale of the Gaston System in July 1994. The Company anticipates the continued recognition of operating income prior to depreciation and amortization charges, but losses resulting from depreciation, amortization and interest charges may occur in the future. To the extent the Company recognizes liquidation distributions from its managed partnerships in the future, such losses may be eliminated; however, there is no assurance as to the timing or recognition of these distributions.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 10-K.

   a)     Exhibits

       15)      Letter Regarding Unaudited Interim Financial Statements.
       27) Financial Data Schedule (Submitted to the SEC for its information.)
       28)      Accountants' Review letter, dated October 12, 1994.

28 b)     Reports on Form 8-K

          Current Report of Form 8-K dated June 6, 1994 reporting (i) the execution by the Company of a Stock Purchase Agreement dated as of May 31, 1994 with Bell Canada International Inc. ("BCI") pursuant to which BCI is to acquire an approximate 30% equity interest in the Company and (ii) the execution by the Company of an Exchange Agreement and Plan of Reorganization and Liquidation with Jones Spacelink, Ltd. providing for the issuance by the Company of shares of Class A Common Stock of the Company for substantially all of the assets of Jones Spacelink, Ltd.

          Current Report on Form 8-K dated June 17, 1994 reporting the execution by the Company and certain of its affiliates of definitive agreements to contribute all of their interests in their United Kingdom cable/telephony operations and franchises and their holdings in Spain to Bell Cablemedia plc.

          Current Report on Form 8-K dated August 4, 1994 reporting the transfer by the Company and certain of its affiliates of all of their interests in their United Kingdom cable/telephony operations and franchises to Bell Cablemedia plc.

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


                                        JONES INTERCABLE, INC.

                                        /s/ Kevin P. Coyle
                                        Kevin P. Coyle
                                        (Group Vice President/Finance)

Dated:  October 14, 1994

                                 EXHIBIT INDEX

       15)      Letter Regarding Unaudited Interim Financial Statements.
       27) Financial Data Schedule (Submitted to the SEC for its information.)
       28)      Accountants' Review letter, dated October 12, 1994.