Form 10-Q
period 1994-11-30
JONES INTERCABLE INC
filed 1995-01-13
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended November 30, 1994

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ____________ to ___________

                         Commission File Number 0-8947

                             JONES INTERCABLE, INC.
- --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-0613514
- --------------------------------------------------------------------------------
State of incorporation                                     I.R.S. employer I.D.#

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

Shares outstanding of each of the registrant's classes of Common Stock, as of January 4, 1995.

5,113,021 -- Common Stock, $.01 Par Value

26,131,388 -- Class A Common Stock, $.01 Par Value

                   JONES INTERCABLE, INC. AND SUBSIDIARIES

                                  I N D E X


                                                                                      Page
                                                                                      Number
                                                                                      ------
PART I.    FINANCIAL INFORMATION.

    Item 1.     Financial Statements

       Unaudited Consolidated Balance Sheets
           November 30, 1994 and May 31, 1994                                            3

       Unaudited Consolidated Statements of Operations
           Three and Six Months Ended November 30, 1994 and 1993                         5

       Unaudited Consolidated Statements of Cash Flows
           Six Months Ended November 30, 1994 and 1993                                   6

       Notes to Unaudited Consolidated Financial Statements
           November 30, 1994                                                             7

    Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                            11

PART II.        OTHER INFORMATION.

    Item 6.     Exhibits and Reports on Form 8-K                                        19

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of November 30 and May 31, 1994
- --------------------------------------------------------------------------------

                                                                                       November 30       May 31
ASSETS                                                                                   (Stated in Thousands)
- -----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                                                               $   2,633      $    4,239

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $464,000 in November
    and $393,900 in May                                                                     5,527           5,563
  Affiliated entities                                                                      18,340          15,611
  Other                                                                                       736             715

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                                  285,753         292,381
    Less-accumulated depreciation                                                        (123,353)       (121,235)
                                                                                        ---------      ----------
                                                                                          162,400         171,146

  Franchise costs, net of accumulated
    amortization of $78,607,400 in November
    and $76,113,800 in May                                                                 65,797          73,769
  Cost in excess of interests in net assets
    purchased, net of accumulated amortization
    of $5,488,400 in November and $5,918,600 in May                                        33,323          39,306
  Noncompete agreement, net of accumulated
    amortization of $795,400 in November and
    $737,900 in May                                                                           355             412
  Subscriber lists, net of accumulated
    amortization of $31,430,700 in November and
    $30,421,500 in May                                                                     14,343          18,524
  Investments in domestic cable television partnerships
    and affiliates                                                                         37,399          34,346
  Investments in foreign cable television properties                                       60,977          57,752
                                                                                        ---------      ----------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                                           374,594         395,255
                                                                                        ---------      ----------

DEFERRED TAX ASSET, net of valuation
  allowance of $35,989,000 in November and
  $37,785,000 in May                                                                        3,862           3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                                26,927          23,240
                                                                                        ---------      ----------

TOTAL ASSETS                                                                            $ 432,619      $  448,485
                                                                                        =========      ==========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of November 30 and May 31, 1994
- --------------------------------------------------------------------------------

                                                                                        November 30     May 31
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                                 (Stated in Thousands)
- ---------------------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                               $   40,965    $ 37,260
  Subscriber prepayments and deposits                                                         5,484       5,275
  Subordinated debentures and other debt                                                    280,918     280,907
  Credit facility                                                                            38,000      63,000
                                                                                         ----------    --------

TOTAL LIABILITIES                                                                           365,367     386,442

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 30,000,000
    shares authorized; 14,817,088 shares issued
    at November 30 and May 31                                                                   148         148
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 4,913,021 shares issued
    at November 30 and May 31                                                                    49          49
  Additional paid-in capital                                                                175,447     175,316
  Accumulated deficit                                                                      (108,392)   (113,470)
                                                                                         ----------    --------

TOTAL SHAREHOLDERS' INVESTMENT                                                               67,252      62,043
                                                                                         ----------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                           $  432,619    $448,485
                                                                                         ==========    ========


           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                        and Subsidiaries
For the three and six months ended November 30, 1994 and 1993
- --------------------------------------------------------------------------------

                                                   For the Three Months Ended              For the Six Months Ended
                                                 ------------------------------         -----------------------------
                                                 November 30,     November 30,          November 30,     November 30,
                                                     1994             1993                  1994             1993
                                                             (In Thousands Except Per Share Data)
- ---------------------------------------------------------------------------------------------------------------------
REVENUES FROM CABLE
 TELEVISION OPERATIONS:
  Subscriber service fees                           $ 29,918        $  28,203           $ 59,623            $  56,216
  Management fees                                      4,562            4,276              9,066                8,636
                                                    --------        ---------           --------            ---------

TOTAL REVENUES                                        34,480           32,479             68,689               64,852


COSTS AND EXPENSES:
  Operating expenses                                  18,631           16,688             37,239               32,948
  General and administrative expenses*                 1,937            2,308              3,671                4,316
  Depreciation and amortization                       10,627           10,468             21,639               20,982
                                                    --------        ---------           --------            ---------

OPERATING INCOME                                       3,285            3,015              6,140                6,606

OTHER INCOME (EXPENSE):
  Interest expense                                    (9,047)          (8,881)           (18,329)             (17,550)
  Gain on sale of assets                                 -               -                15,496                  -
  Equity in losses of affiliated entities               (370)          (1,170)              (917)              (2,079)
  Interest income                                      1,056              987              2,197                1,776
  Other, net                                            (139)             273                491                 (381)
                                                    --------        ---------           --------            ---------

INCOME (LOSS) BEFORE INCOME TAXES                     (5,215)          (5,776)             5,078              (11,628)
  Income tax benefit                                     -                -                  -                   -
                                                    --------        ---------           --------            ---------

NET INCOME (LOSS)                                   $ (5,215)       $  (5,776)          $  5,078            $ (11,628)
                                                    ========        =========           ========            =========

NET INCOME (LOSS) PER CLASS A
  COMMON AND COMMON SHARE                           $   (.26)       $    (.34)          $    .26            $    (.68)
                                                    ========        =========           ========            =========

AVERAGE NUMBER OF CLASS A
  COMMON AND COMMON SHARES OUTSTANDING                19,730           17,163             19,730               17,157
                                                    ========        =========           ========            =========

* Of the total general and administrative expenses, approximately $752,000 and $1,223,200 for the three months ended November 30, 1994 and 1993, respectively, and approximately $1,629,000 and $2,372,200 for the six months ended November 30, 1994 and 1993, respectively, represent related party expenses.

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF CASH FLOWS                                        and Subsidiaries
For the six months ended November 30, 1994 and 1993
- --------------------------------------------------------------------------------

                                                                                  For the Six Months Ended
                                                                            ------------------------------------
                                                                            November 30,            November 30,
                                                                                1994                    1993
                                                                                   (Stated in Thousands)
- ----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                         $   5,078             $ (11,628)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Gain on sale of assets                                                  (15,496)                  -
        Depreciation and amortization                                            21,639                20,982
        Decrease (increase) in trade receivables                                     36                  (912)
        Equity in losses of affiliated entities                                     917                 2,079
        Class A stock option expense                                                131                   -
        Increase in other receivables,
          deposits, prepaid expenses and other assets                            (1,297)               (2,057)
        Increase in accounts payable,
          accrued liabilities and subscriber
          prepayments and deposits                                                3,653                   979
                                                                              ---------             ---------

Net cash provided by operating activities                                        14,661                 9,443
                                                                              ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mind Extension University                                          (4,242)               (8,451)
Purchase of property and equipment                                              (15,383)               (8,589)
Sale of cable television system                                                  35,587                  -
Investments in cable television partnerships
   and affiliates                                                                (3,349)               (8,204)
Deferred acquisition costs                                                       (2,696)                  -
Other, net                                                                        1,534                 1,599
                                                                              ---------             ---------

Net cash provided by (used in) investing activities                              11,451               (23,645)
                                                                              ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                               (41,500)                 -
Proceeds from borrowings                                                         16,500                17,000
Proceeds from the issuance of Class A
  Common Stock                                                                      -                     305
Increase in accounts receivable from
  affiliated entities                                                            (2,729)               (1,957)
Other, net                                                                           11                  (263)
                                                                              ---------             ---------

Net cash provided by (used in) financing activities                             (27,718)               15,085
                                                                              ---------             ---------

Increase (Decrease) In Cash and Cash Equivalents                                 (1,606)                  883

Cash and Cash Equivalents, beginning of period                                    4,239                 1,131
                                                                              ---------             ---------

Cash and Cash Equivalents, end of period                                      $   2,633             $   2,014
                                                                              =========             =========


           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries

(1)      This Form 10-Q is being filed by Jones Intercable, Inc. (the
"Company") in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at November 30, 1994 and May 31, 1994 and its results of operations and cash flows for the three and six months ended November 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) On December 19, 1994, the shareholders of the Company approved an Exchange Agreement and Plan of Reorganization and Liquidation dated May 31, 1994, as amended, between the Company and Jones Spacelink, Ltd. ("Spacelink") providing for the acquisition by the Company of substantially all of the assets of Spacelink and the assumption by the Company of all of the liabilities of Spacelink. On December 20, 1994, the Company acquired all of the assets of Spacelink (except for the 2,859,240 shares of the Company's Common Stock owned by Spacelink) and assumed all of the liabilities of Spacelink (other than liabilities with respect to shareholders exercising dissenters' rights) in exchange for 3,900,000 shares of the Company's Class A Common Stock. Spacelink will effect its complete liquidation and distribute the aforesaid shares of the Company's Class A Common Stock and Common Stock to its shareholders, other than to any dissenting shareholders. The Company incurred costs related to this transaction, totaling $3,255,000 at November 30, 1994, which have been deferred and were considered part of the purchase price of Spacelink. The pro forma effect of this transaction, which will be accounted for using the purchase method, on the Company's results of operations is presented in the following unaudited tabulation:

Six months ended November 30, 1994:
- -----------------------------------
(In thousands except per share data)
                                                      As                              Pro Forma
                                                    Reported        Adjustments        Balance
                                                    --------        -----------       ---------
Revenues                                            $ 68,689        $   19,113        $ 87,802
                                                    ========        ==========        ========

Operating Income                                    $  6,140        $   (1,163)       $  4,977
                                                    ========        ==========        ========

Net Income                                          $  5,078        $   (4,154)       $    924
                                                    ========        ==========        ========

Net Income per Class A Common
  and Common Share                                  $    .26                          $    .04
                                                    ========                          ========


Six months ended November 30, 1993:
- -----------------------------------
(In thousands except per share data)
                                                      As                              Pro Forma
                                                    Reported        Adjustments        Balance
                                                    --------        -----------       ---------
Revenues                                            $ 64,852        $   17,133        $ 81,895
                                                    ========        ==========        ========

Operating Income                                    $  6,606        $     (436)       $  6,170
                                                    ========        ==========        ========

Net Loss                                            $(11,628)       $   (1,802)       $(13,430)
                                                    ========        ==========        ========

Net Loss per Class A Common
  and Common Share                                  $   (.68)                         $   (.64)
                                                    ========                          ========

(3) The Company and Bell Canada International Inc. ("BCI") entered into an agreement whereby BCI would acquire an approximate 30 percent equity interest in the Company through the purchase of Class A Common Stock of the Company. On December 19, 1994, the shareholders of the Company approved the agreement. Under the terms of the agreement, BCI is to invest $400,000,000 over time. The original investment was made in two installments: the purchase by BCI of 2,500,000 newly issued shares of Class A Common Stock of the Company at $22 per share for $55,000,000 in the fourth quarter of fiscal 1994, and the purchase by BCI on December 20, 1994 of 7,414,300 newly issued shares of Class A Common Stock of the Company at $27.50 per share for $203,893,250, resulting in BCI owning an approximate 30 percent equity interest in the Company for a total consideration of approximately $258,900,000. The $55,000,000 was used to reduce amounts outstanding under the Company's revolving credit facility. A portion of the $203,893,250 was used to repay amounts then outstanding under the Company's and Spacelink's credit facilities of $38,000,000 and $75,000,000, respectively, to pay fees of $2,000,000, to Jones Financial Group, an affiliate of International, with the remainder being held for future needs. BCI also has committed to invest up to an additional $141,100,000 to maintain its 30 percent interest in the event the Company offers additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the $400,000,000 commitment.

         In addition, Jones International, Ltd. ("International"), which is wholly-owned by Glenn R. Jones, Chairman and Chief Executive Officer of the Company, as well as certain subsidiaries of International, and Mr. Jones individually, have granted BCI options to acquire 2,878,151 shares of the Common Stock of the Company. Except in limited circumstances, the option will only be exercisable during the eighth year after the December 20, 1994 closing. The exercise of such options would result in BCI holding a sufficient number of shares of the Common Stock of the Company to enable it to elect 75 percent of the Company's Board of Directors. BCI also has invested in a number of affiliates of International which are engaged in the telecommunications and distribution businesses.

(4) On January 7, 1994, the Company entered into an agreement with Bresnan Communications Company ("Bresnan") to sell the Company's Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Closing on this transaction occurred July 25, 1994. The Company paid The Jones Group, Ltd., an affiliate, $912,500 for brokerage services related to this sale. Proceeds from the sale of the Gaston System were used to repay amounts then outstanding on the Company's credit facility. The Company recognized a gain before income taxes of $15,496,400, or $.88 per share, related to this transaction.

(5)      During fiscal 1992 and 1993, the Company invested $10,000,000 in
Mind Extension University, Inc., ("ME/U"), an affiliate of International that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. In 1993, the Company also made advances totaling $15,000,000 to ME/U. Of these advances, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. In 1994, Company made an additional $5,000,000 advance to ME/U; interest is at the Company's weighted average cost of borrowing plus two percent. Interest on all advances to ME/U has been paid through November 30, 1994. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature. At November 30, 1994, the Company's aggregate investment in ME/U totaled $30,000,000.

(6)      The Company entered into a license agreement with Jones Space
Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. Under the license agreement, which expired December 31, 1994, the Company, Jones Infomercial Networks, Inc. ("PIN") and Jones Computer Network, Ltd. ("JCN"), both of which are affiliates of International, had a license to use the transponder for their respective purposes. Under the terms of the agreement, the Company agreed to pay Space Segment $200,000 per month from January 1994 through March 1994 and the Company and PIN each agreed to pay $100,000 per month beginning April 1994 and until the launch of JCN, in September 1994. Thereafter the Company, PIN and JCN each paid $66,667 per month. The Company recognized $505,000 and $1,450,000 of rental expense related to these lease agreements during the six months ended November 30, 1994 and 1993, respectively.

(7) The Company owns a 38% interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62% is owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly- owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. Also on July 22, 1994, the Company and certain of its wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. As a result of these transactions, the Company and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom. Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. On October 13, 1994, Spanish Holdings and Jones International Spanish Investments, Inc. transferred all of their interests in their cable/telephony properties in Spain to Bell Cablemedia in exchange for a total of 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. Such shares subsequently were transferred to the Company in repayment of advances made to finance the Spanish operations. As a result of this transaction, the Company and its affiliates no longer own any direct interest in cable/telephony properties in Spain.

         Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80% by BCI and 20% by Cable and Wireless plc ("C&W"). The Company's, Jones Global Group's and Spanish Holdings' agreement to contribute their United Kingdom and Spanish holdings to Bell Cablemedia was contingent upon the successful completion of Bell Cablemedia's initial public offering, which closed on July 22, 1994. The initial offering price for the ADSs was $17.00 per ADS. As part of the initial offering, Jones Global Group sold 1,100,000 ADSs providing net cash proceeds of $17,547,888.

         The ADSs received by the Company are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), and the Company will not be able to sell its ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are sold under the terms of a recently effective shelf registration statement which will be available for the next three years.

         The Company directly or indirectly owns approximately 11.6% of the issued and outstanding shares of Bell Cablemedia. Directly, the Company owns 6,225,796 ADSs. Indirectly, the Company owns 974,162 ADSs, representing 38% of the 2,563,584 ADSs owned by Jones Global Group. In the aggregate, the Company's direct and indirect investment in 7,199,958 ADSs had a quoted market value of approximately $142,200,000, based on the quoted market price of $19.75 per ADS on January 10, 1995. Due to the affiliated nature of the transaction and the Company's indirect continuing interest in the UK properties, the investment in Bell Cablemedia is reflected at the Company's cost. At November 30, 1994, the Company's net investment in Bell Cablemedia totaled approximately $60,977,000.

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

(8) On June 18, 1993, the Company filed two shelf registration statements with the Securities and Exchange Commission relating to $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and 6,000,000 shares of Class A Common Stock of the Company. These registration statements are effective, but no securities have been sold pursuant thereto except for 2,500,000 shares of Class A Common Stock sold to BCI in the fourth quarter of fiscal 1994. The proceeds from the sale of these securities, if any, would be added to the general funds of the Company and may be used to make acquisitions of cable television systems or interests therein.

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

(10) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the six months ended November 30, 1994 and 1993. Approximately $18,207,900 and $17,049,300 of interest expense was paid during the six months ended November 30, 1994 and 1993, respectively. No material non-cash investing or financing transactions were recorded during the first six months of fiscal 1994 and 1993, except as described in Note 7 above.

(11) Due to an amendment to the Colorado Business Corporation Act effective July 1, 1994, the Company changed its accounting for treasury stock. Shares held in treasury have been retired and classified as authorized but unissued shares.

(12) Certain prior period amounts have been reclassified to conform to the current period presentation.

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

         On December 19, 1994, the shareholders of the Company approved an Exchange Agreement and Plan of Reorganization and Liquidation dated May 31, 1994, as amended, between the Company and Jones Spacelink, Ltd. ("Spacelink") providing for the acquisition by the Company of substantially all of the assets of Spacelink and the assumption by the Company of all of the liabilities of Spacelink. On December 20, 1994, the Company acquired all of the assets of Spacelink (except for the 2,859,240 shares of the Company's Common Stock owned by Spacelink) and assumed all of the liabilities of Spacelink (other than liabilities with respect to shareholders exercising dissenters' rights) in exchange for 3,900,000 shares of the Company's Class A Common Stock. Spacelink will effect its complete liquidation and distribute the aforesaid shares of the Company's Class A Common Stock and Common Stock to its shareholders, other than to any dissenting shareholders. The Company incurred costs related to this transaction, totaling $3,255,000 at November 30, 1994, which have been deferred and were considered part of the purchase price of Spacelink. The Company will account for this transaction using the purchase method.

         The Company and Bell Canada International Inc. ("BCI") entered into an agreement whereby BCI would acquire an approximate 30 percent equity interest in the Company through the purchase of Class A Common Stock of the Company. On December 19, 1994, the shareholders of the Company approved the agreement. Under the terms of the agreement, BCI is to invest $400,000,000 over time. The original investment was made in two installments: the purchase by BCI of 2,500,000 newly issued shares of Class A Common Stock of the Company at $22 per share for $55,000,000 in the fourth quarter of fiscal 1994, and the purchase by BCI on December 20, 1994 of 7,414,300 newly issued shares of Class A Common Stock of the Company at $27.50 per share for $203,893,250, resulting in BCI owning an approximate 30 percent equity interest in the Company for a total consideration of approximately $258,900,000. The $55,000,000 was used to reduce amounts outstanding under the Company's revolving credit facility. A portion of the $203,893,250 was used to repay amounts outstanding under the Company's and Spacelink's credit facilities of $38,000,000 and $75,000,000, respectively, pay fees of $2,000,000 to Jones Financial Group, an affiliate of International, with the remainder being held for future needs. BCI also has committed to invest up to an additional $141,100,000 to maintain its 30 percent interest in the event the Company offers additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the $400,000,000 commitment.

         In addition, Jones International, Ltd. ("International"), which is wholly-owned by Glenn R. Jones, Chairman and Chief Executive Officer of the Company, as well as certain subsidiaries of International and Mr. Jones individually, have granted BCI options to acquire 2,878,151 shares of the Common Stock of the Company. Except in limited circumstances, the option will only be exercisable during the eighth year after the December 20, 1994 closing. The exercise of such options would result in BCI holding a sufficient number of shares of the Common Stock of the Company to enable it to elect 75 percent of the Company's Board of Directors. BCI also has invested in a number of affiliates of International which are engaged in the telecommunications and distribution businesses.

         The Company purchased property, plant and equipment totaling approximately $15,380,000 during the six months ended November 30, 1994. Such expenditures were principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Alexandria, Virginia and Anne Arundel, Maryland systems; (b) new extension projects, drop materials and various maintenance projects in the Pima County, Arizona, Anne Arundel, Maryland, Alexandria, Virginia and Charles County, Maryland systems; and (c) converters and drop materials in the Walnut Valley, California and Oxnard, California systems. Estimated capital expenditures for the remainder of fiscal 1995 are approximately $20,000,000. The level of expenditures will depend, in part, upon the Company's determination as to the proper scope and timing of such expenditures in light of the rules and regulations adopted in connection with the 1992 Cable Act, and the Company's liquidity position.

         On January 7, 1994, the Company entered into an agreement with Bresnan Communications Company ("Bresnan") to sell the Company's Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Closing on this transaction occurred July 25, 1994. The Company paid The Jones Group, Ltd., an affiliate, $912,500 for brokerage services related to this sale. Proceeds from the sale of the Gaston System were used to repay amounts then outstanding on the Company's credit facility. The Company recognized a gain before income taxes of $15,496,400, or $.88 per share, related to this transaction.

         The Company owns a 38% interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62% is owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly- owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. Also on July 22, 1994, the Company and certain of its wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. As a result of these transactions, the Company and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom. Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. On October 13, 1994, Spanish Holdings and Jones International Spanish Investments, Inc. transferred all of their interests in their cable/telephony properties in Spain to Bell Cablemedia in exchange for a total of 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. Such shares were subsequently transferred to the Company in repayment of advances made to finance the Spanish operations. As a result of this transaction, the Company and its affiliates no longer own any direct interest in cable/telephony properties in Spain.

         Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80% by BCI and 20% by Cable and Wireless plc ("C&W"). The Company's, Jones Global Group's and Spanish Holdings' agreement to contribute their United Kingdom and Spanish holdings to Bell Cablemedia was contingent upon the successful completion of Bell Cablemedia's initial public offering, which closed on July 22, 1994. The initial offering price for the ADSs was $17.00 per ADS. As part of the initial offering, Jones Global Group sold 1,100,000 ADSs providing net cash proceeds of $17,547,888.

         The ADSs received by the Company are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), and the Company will not be able to sell its ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are sold under the terms of a recently effective shelf registration statement which will be available for the next three years.

         The Company directly and indirectly owns approximately 11.6% of the issued and outstanding shares of Bell Cablemedia. Directly, the Company owns 6,225,796 ADSs. Indirectly, the Company owns 974,162 ADSs, representing 38% of the 2,563,584 ADSs owned by Jones Global Group. In the aggregate, the Company's direct and indirect investment in 7,199,958 ADSs had a quoted market value of approximately $142,200,000, based on the quoted market price of $19.75 per ADS on January 10, 1995. Due to the affiliated nature of the transaction and the Company's indirect continuing interest in the UK properties, the investment in Bell Cablemedia is reflected at the Company's cost. At November 30, 1994, the Company's net investment in Bell Cablemedia totaled approximately $60,977,000.

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

         During fiscal 1992 and 1993, the Company invested $10,000,000 in Mind Extension University, Inc., ("ME/U"), an affiliate of International that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. In 1993 the Company also made advances totaling $15,000,000 to ME/U. Of these advances, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at the Company's weighted average cost of borrowing plus two percent. In 1994, the Company made an additional $5,000,000 advance to ME/U; interest is at the Company's weighted average cost of borrowing plus two percent. Interest on all advances to ME/U has been paid through November 30, 1994. These advances have been reflected as investments in cable television partnerships and affiliates on the Company's Consolidated Balance Sheets due to their expected long-term nature. At November 30, 1994, the Company's aggregate investment in ME/U totaled $30,000,000.

         On December 8, 1992, the Company entered into a $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of borrowings available under this agreement remains at $300,000,000 through May 31, 1995, after which availability is reduced quarterly until expiration on November 30, 2000. Interest on amounts outstanding under the credit facility range from LIBOR plus 1 3/8% to LIBOR plus 2 1/2% depending upon whether certain financial ratios have been achieved. For the six months ended November 30, 1994, the Company's effective interest rate on the credit facility was 7.43%. A fee of 3/16% to 3/8% per annum on the unused portion of the new commitment is also required. Substantially all of the Company's domestic cable television related assets are pledged as security under the agreement. At November 30, 1994, the Company had $38,000,000 outstanding under the credit facility, leaving $262,000,000 of potential availability on this credit facility. The Company repaid the $38,000,000 outstanding on December 20, 1994 upon receipt of the investment by BCI. Based on the Company's current cash flow, the Company could currently borrow up to $93,000,000 under this credit facility.

         From time to time, the Company may make loans to its managed limited partnerships. As of November 30, 1994, the Company had advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $18,340,000, an increase of approximately $2,729,000 over the amount advanced at May 31, 1994. A significant portion of these advances represents funds for capital expansion and improvements of properties owned by partnerships where additional credit sources were not then available to the partnerships. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

         The Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. Under the license agreement, which expired December 31, 1994, the Company, Jones Infomercial Networks, Inc. ("PIN") and Jones Computer Network, Ltd. ("JCN"), both of which are affiliates of International, had a license to use the transponder for their respective purposes. Under the terms of the agreement, the Company agreed to pay Space Segment $200,000 per month from January 1994 through March 1994 and the Company and PIN each agreed to pay $100,000 per month beginning April 1994 and until the launch of JCN, in September 1994. Thereafter the Company, PIN and JCN each paid $66,667 per month. The Company recognized $505,000 and $1,450,000 of rental expense related to these lease agreements during the six months ended November 30, 1994 and 1993, respectively.

         On June 18, 1993, the Company filed two shelf registration statements with the Securities and Exchange Commission relating to $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and 6,000,000 shares of Class A Common Stock of the Company. These registration statements are effective, but no securities have been sold pursuant thereto except for 2,500,000 shares of Class A Common Stock sold to BCI in the fourth quarter of fiscal 1994. The proceeds from the sale of these securities, if any, would be added to the general funds of the Company and may be used to make acquisitions of cable television systems or interests therein and for general corporate purposes. At November 30, 1994, the Company has $279,368,000 of Subordinated Debentures outstanding. These debentures do not require any cash payments for sinking fund requirements until June 2002. The Company is in compliance with covenant restrictions regarding these debentures.

         The Company has sufficient liquidity from cash on hand, cash flow from operations and borrowings available under the credit facility to meet its current needs.

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

         In compliance with these rules, the Company reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however the decrease was not as severe as originally anticipated. The Company has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re- marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of- service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of- service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the Company elected to file cost-of-service showings for the following Company-owned cable television systems: Jefferson County, Colorado; Charles County, Maryland; Pima County, Arizona; Alexandria, Virginia; and North Augusta, South Carolina. For these systems, the Company anticipates no further reductions in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. The Company's Anne Arundel, Maryland cable television system is subject to effective competition as defined by the 1992 Cable Act and as a result, is not subject to the rate regulation. The Company complied with the new benchmark regulations and reduced rates in its Oxnard and Walnut Valley, California cable television systems. The annualized reduction of revenues and operating income before depreciation and amortization in these two systems is approximately $800,000, or 1%, and approximately $800,000, or 2%, respectively. The Company will continue its efforts to mitigate the effect of such rate reductions. In addition, as a result of the Company's managed partnerships' compliance with the 1992 Cable Act and the corresponding reduction in Partnership revenues, the Company anticipates an annualized reduction in management fee revenue of approximately $100,000, or 1%.

         The Company's ability to borrow under its credit facility, as discussed above, is in part a function of the Company's ratio of debt to cash flow. Based upon the effect of the 1992 Cable Act and the reduction in the Company's annualized cash flow, the Company's borrowing base has correspondingly been decreased. However, after consideration of such decreases in revenues and cash flow, the Company has maintained compliance with the terms of its debt agreements, as amended, for the six months ended November 30, 1994 and expects to maintain compliance through fiscal 1995.

         Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will not be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

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

RESULTS OF OPERATIONS

         Revenues. The Company derives its revenues from three primary sources: subscriber fees from Company-owned cable television systems, management fees from revenues earned by managed limited partnerships, and fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships. Total revenues for the three months ended November 30, 1994 increased $2,001,000, or 6%, from $32,479,000 reported in fiscal 1994 to $34,480,000 reported in fiscal 1995. Total revenues for the six months ended November 30, 1994 increased $3,837,000, or 6%, from $64,852,000 in fiscal 1994 to $68,689,000 in fiscal 1995. This increase is reflective of the Company's purchase of the cable television system serving North Augusta, South Carolina (the "North Augusta System") in December 1993. The effect of this acquisition was somewhat mitigated by the effect of the sale of the Company's Gaston County, North Carolina cable television system (the "Gaston System") on July 22, 1994. On a pro forma basis, disregarding the effect of these transactions, total revenues would have increased $2,351,000, or 8%, and $3,419,000, or 6%, respectively, for the three and six month periods ending November 30, 1994.

         The Company's subscriber service fees increased $1,715,000, or 6%, for the three months ended November 30, 1994 as compared to 1993, to $29,918,000 in the current fiscal year versus $28,203,000 for fiscal 1994. Disregarding the net effect of the purchase of the North Augusta System and the sale of the Gaston System, subscriber service fees increased $2,065,000, or 8%. Such increase is due primarily to increases in the number of basic subscribers and increases in advertising sales revenue which somewhat mitigated the effect of the reduction in basic rates due to rate regulations issued by the FCC in implementing the 1992 Cable Act. For the six months ended November 30, 1994, as compared to 1993, subscriber service fees increased $3,407,000, or 6%, to $59,623,000 in the current year versus $56,216,000 in the prior year. Disregarding the effect of the purchase of the North Augusta System and the sale of the Gaston system, revenues increased $2,989,000, or 6%. This increase was due primarily to increases in the number of basic subscribers and increases in advertising sales revenue, which somewhat mitigated the effect of the reduction in basic rates due to rate regulations issued by the FCC in implementing the 1992 Cable Act.

         The Company receives management fees generally equal to 5% of the gross operating revenues from its managed partnerships. For the three months ended November 30, 1994 as compared to 1993, management fees increased $286,000, or 7%, from $4,276,000 in fiscal 1994 to $4,562,000 in fiscal 1995. For the six months ended November 30, 1994 as compared to the similar period in 1993, management fees increased $430,000, or 5%, to $9,066,000 in the current fiscal year from $8,636,000 in the prior year. The growth in management fee revenue is the result of increases in operating revenues of the Company's managed partnerships. Partnership revenues increased as a result of increases in basic subscribers as well as increases in revenues from pay-per-view, advertising sales and the installation of service. These increases somewhat mitigated the effect of the reduction in basic rates in the Company's managed partnerships due to the FCC's basic rate regulations.

         In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of distributions upon the sale of cable television properties owned by such partnerships. No such revenues were received during the first six months of fiscal 1995 or 1994.

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

         Operating expense increased $1,943,000, or 12%, for the three months ended November 30, 1994 as compared to 1993 to $18,631,000 in the current fiscal year from $16,688,000 in the prior fiscal year. Increases in premium service fees, satellite fees, and advertising sales costs accounted for approximately $625,000, $413,000 and $228,000, or 32%, 21% and 12%,
respectively, of the increase in operating expenses. In addition, the Company incurred marketing, public relations and other costs associated with the FCC's new rate regulations. For the six month periods, operating expense increased $4,291,000, or 13%, to $37,239,000 for the six months ended November 30, 1994 from $32,948,000 in 1993. Increases in satellite fees, premium service fees, and advertising sales costs accounted for approximately $1,312,000, $1,210,000 and $507,000, or 31%, 28% and 12%, respectively, of the increase in operating expense for the six month periods. In addition, the Company incurred costs associated with the FCC's new rate regulations.

         General and administrative expense decreased $371,000, or 16%, for the three months ended November 30, 1994 as compared to 1993 to $1,937,000 in the current fiscal year from $2,308,000 in the prior fiscal year. For the six month periods, general and administrative expense decreased $645,000, or 15%, to $3,671,000 in the current fiscal year from $4,316,000 in the prior fiscal year. Such decreases are primarily due to decreases in transponder fees paid to Space Segment, as described above.

         For the three months ended November 30, 1994 as compared with 1993, depreciation and amortization expense increased $159,000, or 2%, from $10,468,000 in fiscal 1994 to $10,627,000 in fiscal 1995. For the six months ended November 30, 1994, depreciation and amortization increased $657,000, or 3%, to $21,639,000 in the current fiscal year from $20,982,000 in the previous fiscal year. These increases are due primarily to the purchase of the North Augusta System in December 1993.

         Interest expense increased $166,000, or 2%, for the three months ended November 30, 1994, from $8,881,000 reported in the second quarter of fiscal 1994 to $9,047,000 in fiscal 1995 due primarily to higher effective interest rates on the Company's revolving credit facility. For the six months ended November 30, 1994, interest expense increased $779,000, or 4%, due to higher average outstanding balances and higher effective interest rates on the Company's revolving credit facility.

         Equity in losses of affiliates decreased $800,000, or 68%, and $1,162,000, or 56%, for the three and six months ended November 30, 1994 from $1,170,000 and $2,079,000 in fiscal 1994 to $370,000 and $917,000 in fiscal
1995, respectively. These decreases are due to the reduction in the losses recognized by the Company related to its 25% investment in Mind Extension University, Inc., to the elimination of the equity losses on the Company's foreign investments and an increase in income recognized by the Company related to its investment in Jones Intercable Investors L.P.

         Interest income increased $69,000, or 7%, and $421,000, or 24%, for the three and six months ended November 30, 1994 from $987,000 and $1,776,000 in fiscal 1994 to $1,056,000 and $2,197,000 in fiscal 1995. These increases are primarily due to interest income earned on advances made to the Mind Extension University, Inc.

         For the six months ended November 30, 1994, the Company recognized a gain on the sale of the Gaston System of $15,496,000. No similar transaction was recognized in fiscal 1994.

         For the three months ended November 30, 1994, net loss decreased $561,000, or 10%, to $5,215,000 in the current fiscal year from $5,776,000 in fiscal 1994. This decrease is due primarily to the increase in operating income and the decrease in equity in losses of affiliates. The Company recorded net income of $5,078,000 for the six months ended November 30, 1994, compared to a net loss of $11,628,000 for the first six months of fiscal 1994. This change was primarily the result of the $15,496,000 gain recognized on the sale of the Gaston System in July 1994. The Company anticipates the continued recognition of operating income prior to depreciation and amortization charges, but losses resulting from depreciation, amortization and interest charges may occur in the future.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

       a)  Exhibits

         15)    Letter Regarding Unaudited Interim Financial Statements.
         27)    Financial Data Schedule
         28)    Accountants' Review letter, dated January 11, 1995.

       b)   Reports on Form 8-K

            Current report on form 8-K dated December 23, 1994 reporting (i) Shareholder approval on December 19, 1994 and subsequent acquisition of Spacelink on December 20, 1994, (ii) Shareholder approval on December 19, 1994 and subsequent closing on December 20, 1994 of the Stock Purchase Agreement between the Company and BCI.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JONES INTERCABLE, INC.


                                        /S/Kevin P. Coyle
                                        -------------------------------------
                                        Kevin P. Coyle
                                        (Group Vice President/Finance)

Dated:  January 13, 1995

                                 Exhibit Index

Exhibits                                                                      Page
- --------                                                                      ----
   15)    Letter Regarding Unaudited Interim Financial Statements.
   27)    Financial Data Schedule
   28)    Accountants' Review letter, dated January 11, 1995.