Form 10-Q
period 1995-02-28
JONES INTERCABLE INC
filed 1995-04-13
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                              No
   -------                                                              -------



Shares outstanding of each of the registrant's classes of Common Stock, as of April 3, 1995.

5,113,021 - Common Stock, $.01 par value

26,158,305 - Class A Common Stock, $.01 par value

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                                   I N D E X


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I.  FINANCIAL INFORMATION.

    Item 1.      Financial Statements

         Unaudited Consolidated Balance Sheets
             February 28, 1995 and May 31, 1994                                                               3

         Unaudited Consolidated Statements of Operations
             Three and Nine Months Ended February 28, 1995 and 1994                                           5

         Unaudited Consolidated Statements of Cash Flows
             Nine Months Ended February 28, 1995 and 1994                                                     6

         Notes to Unaudited Consolidated Financial Statements
             February 28, 1995                                                                                7

    Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                                                12


PART II.         OTHER INFORMATION.

    Item 6.      Exhibits and Reports on Form 8-K                                                            18

UNAUDITED CONSOLIDATED
BALANCE SHEETS                                            Jones Intercable, Inc.
As of February 28, 1995 and May 31, 1994                        and Subsidiaries
- --------------------------------------------------------------------------------

                                                                              February 28,               May 31,
                                                                                  1995                    1994
ASSETS                                                                                (Stated in Thousands)
- -------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                                                    $       82,809           $       4,239

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $915,800 in February
    and $393,900 in May                                                               9,475                   5,563
  Affiliated entities                                                                15,821                  15,611
  Other                                                                               3,604                     715

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                            350,231                 292,381
    Less-accumulated depreciation                                                  (149,807)               (121,235)
                                                                               ------------             -----------
                                                                                    200,424                 171,146


  Franchise costs, net of accumulated
    amortization of $102,620,000 in February
    and $76,113,800 in May                                                           78,641                  73,769
  Cost in excess of interests in net assets
    purchased, net of accumulated amortization
    of $6,990,000 in February and $5,918,600 in May                                  61,630                  39,306
  Noncompete agreement, net of accumulated
    amortization of $1,216,000 in February and
    $739,900 in May                                                                     429                     412
  Subscriber lists, net of accumulated
    amortization of $38,112,000 in February and
    $30,421,500 in May                                                               15,384                  18,524
  Investments in cable television partnerships
    and affiliates                                                                   37,128                  34,346
  Investment in foreign cable television properties                                  60,978                  57,752
                                                                               ------------             -----------


TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                                     454,614                 395,255
                                                                               ------------             -----------

DEFERRED TAX ASSET, net of valuation
  allowance of $32,391,000 in February and
  $37,785,000 in May                                                                  3,862                   3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                          30,581                  23,240
                                                                               ------------             -----------

TOTAL ASSETS                                                                 $      600,766           $     448,485
                                                                               ============             ===========





           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED
BALANCE SHEETS                                            Jones Intercable, Inc.
As of February 28, 1995 and May 31, 1994                        and Subsidiaries
- --------------------------------------------------------------------------------

                                                                              February 28,                May 31,
                                                                                  1995                     1994
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                             (Stated in Thousands)
- -------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                   $       41,782           $      37,260
  Subscriber prepayments and deposits                                                 5,959                   5,275
  Subordinated debentures and other debt                                            281,447                 280,907
  Credit facility                                                                       -                    63,000
                                                                               ------------             -----------

TOTAL LIABILITIES                                                                   329,188                 386,442
                                                                               ------------             -----------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 30,000,000
    shares authorized; 26,132,188 and 14,817,088 shares
    issued at February 28 and May 31                                                    261                     148
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 and 4,913,021 shares issued
    at February 28 and May 31                                                            51                      49
  Additional paid-in capital                                                        394,576                 175,316
  Accumulated deficit                                                              (123,310)               (113,470)
                                                                               ------------             -----------

TOTAL SHAREHOLDERS' INVESTMENT                                                      271,578                  62,043
                                                                               ------------             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                               $      600,766           $     448,485
                                                                               ============             ===========




           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED
STATEMENTS OF OPERATIONS
For the three and nine months ended February 28,          Jones Intercable, Inc.
1995 and 1994                                                   and Subsidiaries
- --------------------------------------------------------------------------------

                                                       For the Three Months Ended                 For the Nine Months Ended
                                                       --------------------------                 -------------------------
                                                      February 28,      February 28,           February 28,       February 28,
                                                           1995              1994                 1995               1994
                                                                       (In Thousands Except Per Share Data)
- -------------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Cable Television Revenue
    Subscriber service fees                       $     31,808        $     26,079         $     84,104         $   77,131
    Management fees                                      5,064               4,334               14,130             12,970
  Non-cable revenue                                      6,445               2,079               11,847              5,824
                                                    ----------          ----------           ----------          ---------

TOTAL REVENUES                                          43,317              32,492              110,081             95,925

COSTS AND EXPENSES:*
  Cable Television Expenses
    Operating                                           19,030              13,464               48,746             41,433
    General and Administrative                           1,953               2,431                5,332              6,646
  Non-cable operating, general and administrative        6,931               2,363               12,821              6,024
  Depreciation and amortization                         12,022              11,063               33,661             32,045
                                                    ----------          ----------           ----------          ---------

OPERATING INCOME                                         3,381               3,171                9,521              9,777

OTHER INCOME (EXPENSE):
  Interest expense                                      (9,042)             (9,371)             (27,371)           (26,921)
  Gain on sale of assets                                    -                   -                15,496                 -
  Equity in losses of affiliated entities               (1,309)               (999)              (2,226)            (3,078)
  Interest income                                        2,795                 955                4,992              2,731
  Other, net                                                23                (277)                 514               (658)
                                                    ----------          ----------           ----------          ---------

INCOME (LOSS) BEFORE INCOME TAXES                       (4,152)             (6,521)                 926            (18,149)
  Income tax benefit                                       -                   -                     -                 -
                                                    ----------          ----------           ----------          ---------

NET INCOME (LOSS)                                 $     (4,152)       $     (6,521)        $        926         $  (18,149)
                                                    ==========          ==========           ==========          =========

NET INCOME (LOSS) PER CLASS A
  COMMON AND COMMON SHARE                         $       (.15)       $       (.38)        $        .04         $    (1.06)
                                                    ==========          ==========           ==========          =========

AVERAGE NUMBER OF CLASS A
  COMMON AND COMMON SHARES
  OUTSTANDING                                           28,697              17,188               22,686             17,167
                                                    ==========          ==========           ==========          =========

* Of the total operating, general and administrative expenses, approximately $565,800 and $1,125,200 for the three months ended February 28, 1995 and 1994, respectively, and approximately $2,194,800 and $3,497,400 for the nine months ended February 28, 1995 and 1994, respectively, represent related party expenses, principally related to rent and information services.





           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED
STATEMENTS OF CASH FLOWS                                  Jones Intercable, Inc.
For the nine months ended February 28, 1995 and 1994            and Subsidiaries
- --------------------------------------------------------------------------------

                                                                                        For the Nine Months Ended
                                                                                        -------------------------
                                                                                   February 28,           February 28,
                                                                                       1995                  1994
                                                                                          (Stated in Thousands)
- -------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          $          926         $      (18,149)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Gain on sale of assets                                                        (15,496)                    -
        Class A Common Stock option expense                                               197                     87
        Depreciation and amortization                                                  33,661                 32,045
        Increase in trade receivables                                                     (93)                  (492)
        Equity in losses of affiliated entities                                         2,226                  3,078
        Increase in other receivables,
          deposits, prepaid expenses and other assets                                  (4,371)                (1,344)
        Increase in accounts payable,
          accrued liabilities and subscriber
          prepayments and deposits                                                      1,381                   (299)
                                                                                 ------------           ------------

Net cash provided by operating activities                                              18,431                 14,926
                                                                                 ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mind Extension University                                                (4,242)               (11,618)
Purchase of property and equipment                                                    (26,888)               (17,195)
Purchase of cable television system                                                        -                 (27,880)
Sale of cable television system                                                        35,587                     -
Investments in cable television partnerships
   and affiliates                                                                      (6,459)               (22,943)
Acquisition costs                                                                      (5,187)                    -
Other, net                                                                              1,880                  2,390
                                                                                 ------------           ------------

Net cash used in investing activities                                                  (5,309)               (77,246)
                                                                                 ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                                    (154,500)                    -
Proceeds from borrowings                                                               16,500                 69,000
BCI Investment                                                                        203,893
Equity acquisition fees                                                                (2,000)                    -
Proceeds from the issuance of Stock                                                     1,225                    283
Increase in accounts receivable from
  affiliated entities                                                                    (210)                (4,027)
Other, net                                                                                540                   (162)
                                                                                 ------------           ------------

Net cash provided by financing activities                                              65,448                 65,094
                                                                                 ------------           ------------

Increase In Cash and Cash Equivalents                                                  78,570                  2,774
Cash and Cash Equivalents, beginning of period                                          4,239                  1,131
                                                                                 ------------           ------------

Cash and Cash Equivalents, end of period                                       $       82,809         $        3,905
                                                                                 ============           ============





           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries


(1) This Form 10-Q is being filed by Jones Intercable, Inc. (the "Company") in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at February 28, 1995 and May 31, 1994 and its results of operations and cash flows for the three and nine months ended February 28, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) On December 19, 1994, the shareholders of the Company approved an Exchange Agreement and Plan of Reorganization and Liquidation dated May 31, 1994, as amended, between the Company and Jones Spacelink, Ltd. ("Spacelink") providing for the acquisition by the Company of substantially all of the assets of Spacelink and the assumption by the Company of all of the liabilities of Spacelink. On December 20, 1994, the Company acquired all of the assets of Spacelink (except for the 2,859,240 shares of the Company's Common Stock owned by Spacelink) and assumed all of the liabilities of Spacelink (other than liabilities with respect to shareholders exercising dissenters' rights) in exchange for 3,900,000 shares of the Company's Class A Common Stock. Spacelink is effecting its complete liquidation and is distributing the aforesaid shares of the Company's Class A Common Stock and Common Stock to its shareholders, other than to any dissenting shareholders. The Company incurred costs related to this transaction, totaling $5,187,000 at February 28, 1995, which have been considered part of the purchase price of Spacelink. The pro forma effect of this transaction, which has been accounted for using the purchase method, on the Company's results of operations is presented in the following unaudited tabulation:

          Nine months ended February 28, 1995:
          (In thousands except per share data)

                                                            As
                                                         Reported            Adjustments            Pro Forma
                                                        ----------           -----------            ---------
          Revenues                                   $       110,081      $       19,266        $      129,347
                                                       =============         ===========          ============

          Operating Income                           $         9,521      $       (2,875)       $        6,646
                                                       =============         ===========          ============

          Net Income (Loss)                          $           926      $       (7,307)       $       (6,381)
                                                       =============         ===========          ============

          Net Income (loss) per Class A Common
            and Common Share                         $           .04                            $         (.28)
                                                       =============                              ============

          Nine months ended February 28, 1994:
          (In thousands except per share data)

                                                            As
                                                         Reported            Adjustments            Pro Forma
                                                        ----------           -----------            ---------
          Revenues                                   $        95,925      $        25,325       $      121,250
                                                       =============         ============         ============

          Operating Income                           $         9,777      $        (1,551)      $        8,226
                                                       =============         ============         ============

          Net Loss                                   $       (18,149)     $        (3,565)      $      (21,714)
                                                       =============         ============         ============

          Net Loss per Class A Common
            and Common Share                         $         (1.06)                           $        (1.26)
                                                       =============                              ============

(3) In May 1994, the Company and Bell Canada International Inc. ("BCI") entered into an agreement whereby BCI agreed to acquire an approximate 30 percent economic interest in the Company through the purchase of Class A Common Stock of the Company. On December 19, 1994, the shareholders of the Company approved the agreement. Under the terms of the agreement, BCI is to invest $400,000,000 in the Company over time. The original investment was made in two installments: the purchase by BCI of 2,500,000 newly issued shares of Class A Common Stock of the Company at $22 per share for $55,000,000 in the fourth quarter of fiscal 1994, and the purchase by BCI of 7,414,300 newly issued shares of Class A Common Stock of the Company at $27.50 per share for $203,893,250 in the third quarter of fiscal 1995, resulting in BCI owning an approximate 30 percent economic interest in the Company for a total consideration of approximately $258,900,000. The $55,000,000 was used to reduce amounts then outstanding under the Company's revolving credit facility. A portion of the $203,893,250 was used to repay all amounts then outstanding under the Company's and Spacelink's credit facilities of $38,000,000 and $75,000,000, respectively, to pay fees of $2,000,000 to Jones Financial Group Ltd. ("Jones Financial Group"), an affiliate of Jones International, Ltd. ("International") with the remainder being held for future needs. BCI also has committed to invest up to an additional $141,100,000 to maintain its 30 percent interest in the event the Company offers additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the $400,000,000 commitment.

          Also on December 20, 1994, International, which is wholly owned by Glenn R. Jones, Chairman and Chief Executive Officer of the Company, as well as certain subsidiaries of International, and Mr. Jones individually, granted BCI options to acquire 2,878,151 shares of the Common Stock of the Company. Except in limited circumstances, the option will only be exercisable during the eighth year after December 20, 1994. The exercise of such options would result in BCI holding a sufficient number of shares of the Common Stock of the Company to enable BCI to elect 75 percent of the Company's Board of Directors. BCI also has invested in a number of affiliates of International which are engaged in the telecommunications and distribution businesses. BCI is a wholly owned subsidiary of BCE Inc., Canada's largest telecommunications company.

(4) On January 7, 1994, the Company entered into an agreement with Bresnan Communications Company ("Bresnan") to sell the Company's Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Closing on this transaction occurred July 25, 1994. The Company paid The Jones Group, Ltd. (the "Jones Group"), an affiliate, $912,500 for brokerage services related to this sale. Prior to December 20, 1994, the Jones Group was owned 20% by the Company and 80% by Spacelink. Upon the completion of the acquisition of the assets of Spacelink, the Jones Group became a wholly owned subsidiary of the Company. Proceeds from the sale of the Gaston System were used to repay amounts then outstanding on the Company's credit facility. The Company recognized a gain before income taxes of $15,496,400, or $.88 per share, related to this transaction.

(5) On February 22, 1995, the Company entered into a Purchase and Sale Agreement with Cable TV Fund 12-B, Ltd., one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Augusta, Georgia (the "Augusta System"). The purchase price is $141,718,000, which is the average of three separate independent appraisals of the fair market value of the Augusta System. The Augusta System passes approximately 102,000 homes and serves approximately 66,600 basic subscribers. The Company, as general partner of the partnership, expects to receive a distribution from the partnership of approximately $12,500,000 upon closing of such sale. The Augusta System is contiguous with the cable television system owned by the Company serving areas in and around North Augusta, South Carolina (the "North Augusta System"). Together, the Augusta System and the North Augusta System will, upon closing of the acquisition of the Augusta System, form an operating cluster that serves approximately 81,700 basic subscribers and passes approximately 125,700 homes. The closing of the acquisition of the Augusta System, which is expected to occur in the summer of 1995, is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in the selling partnership. Funding for the Augusta System purchase is expected to be provided from the net proceeds of the Senior Notes offering discussed in note 9.

          On March 1, 1995, the Company signed letters of intent with Cablevision of Manassas Park, Inc. and Benchmark/Manassas Cable Fund, Ltd. to acquire cable television systems serving Manassas, Manassas park, Haymarket and portions of unincorporated Prince William County, all in Virginia (the "Virginia Systems"). The purchase price for the Virginia Systems is $71,100,000, subject to normal closing adjustments. The Virginia Systems serve approximately 26,000 basic subscribers, and are located approximately 20 miles from the Company's wholly owned cable television system serving Alexandria, Virginia. The Company believes that the acquisition of the Virginia Systems, if completed, will add to its existing presence in the Washington, D.C./Baltimore metropolitan area where the Company owns or manages, on behalf of certain of its limited partnerships, an aggregate of approximately 123,000 basic subscribers. The acquisition of the Virginia Systems is subject to a number of conditions, including the negotiation of a definitive purchase agreement, the approval of the applicable governmental authorities to the transfer of the franchises for the Virginia Systems, the approval of the Department of Justice and the Federal Trade Commission pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the consent of various other third parties. Funding for the Virginia Systems acquisition is expected to be provided from the net proceeds from the Senior Notes offering discussed in note 9 and from cash on hand.

(6) During fiscal 1992 and 1993, the Company invested $10,000,000 in Mind Extension University, Inc., ("ME/U"), an affiliate of International that provides distance educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. Through its acquisition of the assets of Spacelink, the Company acquired an additional 13% interest in ME/U in December 1994. Spacelink had acquired such interest in fiscal 1991 for $3,135,000. In fiscal 1993 and fiscal 1994, the Company also made advances totaling $20,000,000 to ME/U. On April 11, 1995, the Company agreed to convert its advances to ME/U into shares of Class A Common Stock of Jones Education Networks, Inc. ("JEN"), the parent company of ME/U. JEN is an affiliate of International and, in addition to its 51% ownership of ME/U, JEN owns an 81% interest in Jones Computer Network, Ltd. The Company will own an approximate 17% interest in JEN.

(7) The Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. Under the license agreement, which expired December 31, 1994, the Company, Jones Infomercial Networks, Inc. ("PIN") and Jones Computer Network, Ltd. ("JCN"), both of which are affiliates of International, had a license to use the transponder for their respective purposes. Under the terms of the agreement, the Company agreed to pay Space Segment $200,000 per month from January 1994 through March 1994 and the Company and PIN each agreed to pay $100,000 per month beginning April 1994 and until the launch of JCN, in September 1994. Thereafter the Company, PIN and JCN each paid $66,667 per month. The Company recognized $572,000 and $2,100,000 of rental expense related to these lease agreements during the nine months ended February 28, 1995 and 1994, respectively.

(8) The Company owns a 38% interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62% is owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. Also on July 22, 1994, the Company and certain of its wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. As a result of these transactions, the Company and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom. Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. On October 13, 1994, Spanish Holdings and Jones International Spanish Investments, Inc., a subsidiary of International, transferred all of their interests in their cable/telephony properties in Spain to Bell Cablemedia in exchange for a total of 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. Such shares subsequently will be transferred to the Company in repayment of advances made to finance such affiliates' Spanish operations. As a result of this transaction, the Company and its affiliates no longer own any direct interest in cable/telephony properties in Spain.

          Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80% by BCI and 20% by Cable and Wireless plc ("C&W"). The Company's, Jones Global Group's and Spanish Holdings' agreement to contribute their United Kingdom and Spanish holdings to Bell Cablemedia was contingent upon the successful completion of Bell Cablemedia's initial public offering, which closed on July 22, 1994. The initial offering price for the ADSs was $17.00 per ADS. As part of the initial offering, Jones Global Group sold 1,100,000 ADSs providing net cash proceeds of $17,547,888 to Jones Global Group.

          The ADSs received by the Company and its affiliates are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), and the Company and its affiliates will not be able to sell their ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are sold under the terms of a shelf registration statement that is required to be available to the Company, its affiliates and others for the three years following July 20, 1994.

          The Company directly or indirectly owns approximately 11.6% of the issued and outstanding shares of Bell Cablemedia. The Company and its wholly owned subsidiaries own 6,225,796 ADSs. The Company also indirectly owns 974,162 ADSs, representing 38% of the 2,563,584 ADSs owned by Jones Global Group and its wholly owned subsidiaries. In the aggregate, the Company's direct and indirect investment in 7,199,958 ADSs had a quoted market value of approximately $143,999,000, based on the quoted market price of $20.00 per ADS on April 3, 1995. Due to the affiliated nature of the transactions and the Company's indirect continuing interest in the UK properties, the investment in Bell Cablemedia is reflected at the Company's cost. At February 28, 1995, the Company's net investment in Bell Cablemedia totaled approximately $60,978,000.

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

(9) On June 18, 1993, the Company filed two shelf registration statements with the Securities and Exchange Commission relating to $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and 6,000,000 shares of Class A Common Stock of the Company. Pursuant to a stock offering, the Company sold 2,500,000 shares of Class A Common Stock to BCI in the fourth quarter of fiscal 1994. On March 23, 1995, the Company completed the sale of $200 million of 9 5/8% Senior Notes due 2002. The Senior Notes mature on March 15, 2002. The Senior Notes bear interest from the date of issuance at the rate of 9 5/8% per annum, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 1995. The Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund. The Senior Notes are senior unsecured obligations of the Company, ranking equally with all other senior unsecured obligations of the Company. The Company anticipates that a portion of the net proceeds of $196,500,000 from the Senior Notes will be used for the Company's acquisition of the Augusta System. The remaining proceeds, together with cash on hand, are expected to be used for the Company's acquisition of the Virginia Systems. The proceeds from the sale of additional securities, if any, would be added to the general funds of the Company and may be used to make acquisitions of cable television systems or interests therein.

(10) Net income (loss) per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings (loss) per share. Conversion of the Convertible Subordinated Debentures to Class A Common Stock was assumed for calculation of fully diluted earnings per share and is not presented for the periods in which the calculation was anti-dilutive.

(11) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the nine months ended February 28, 1995 and 1994. Approximately $29,377,000 and $30,592,700 of interest expense was paid during the nine months ended February 28, 1995 and 1994, respectively. As described in Note 8, on July 22, 1994, the Company and certain of its wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. On October 13, 1994, Spanish Holdings and Jones International Spanish Investments, Inc. transferred all of their interests in their cable/telephony properties in Spain to Bell Cablemedia in exchange for a total of 190,148 ADSs, representing 950,740 Ordinary Shares of Bell Cablemedia. As described in Note 2, on December 20, 1994, the Company acquired substantially all of the assets of Spacelink and assumed all of the liabilities of Spacelink in exchange for 3,900,000 shares of the Company's Class A Common Stock. There were no other material non-cash investing or financing transactions recorded during the first nine months of fiscal 1995 and 1994.

(12) Due to an amendment to the Colorado Business Corporation Act effective July 1, 1994, the Company changed its accounting for treasury stock. Shares held in treasury have been retired and classified as authorized but unissued shares.

(13) Certain prior period amounts have been reclassified to conform to the current period presentation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         The Company intends to grow by implementing a balanced strategy directed at acquiring cable television systems from Company-managed limited partnerships and from third parties. The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. Such acquisitions and capital expenditures are subject to the availability of cash generated from operations, debt and/or equity financing. The capital resources to accomplish these strategies are expected to be provided by the items discussed below.

         In May 1994, the Company and Bell Canada International Inc. ("BCI") entered into an agreement whereby BCI agreed to acquire an approximate 30 percent economic interest in the Company through the purchase of Class A Common Stock of the Company. The shareholders of the Company approved the transaction on December 19,1994. Under the terms of the agreement, BCI will invest $400 million over time. To date, BCI has purchased 9,914,300 shares of the Company's Class A Common Stock for approximately $258,900,000 resulting in BCI owning an approximate 30 percent economic interest in the Company. The Company used a portion of the proceeds from BCI's investments to repay outstanding debt balances on the Company's and Spacelink's credit facilities, with the remainder being held for future needs. BCI has committed to invest an additional $141,100,000 to maintain its 30 percent interest in the event the Company offers additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the $400,000,000 commitment.

         The Company currently has two effective shelf registration statements relating to $500,000,000 of debt securities and 6,000,000 shares of Class A Common Stock of the Company. The Company may sell securities under such shelf registration statements based on market conditions and financial needs of the Company. Pursuant to a stock offering, the Company sold 2,500,000 shares of Class A Common Stock to BCI in the fourth quarter of fiscal 1994. On March 23, 1995, the Company completed the sale of $200 million of 9 5/8% Senior Notes due 2002. The Company anticipates that a portion of the net proceeds from the Senior Notes will be used for the acquisition of the cable television system serving the areas in and around Augusta, Georgia (the "Augusta System") as discussed below. The remaining proceeds, together with cash on hand, are expected to be used to acquire the cable television systems serving Manassas, Manassas Park, Haymarket and portions of Price William County, all in the State of Virginia (the "Virginia Systems"). The proceeds from the sale of additional securities, if any , would be added to the general funds of the Company and may be used to make acquisitions of cable television systems or interests therein.

         On December 8, 1992, the Company entered into a $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of borrowings available under this agreement remains at $300,000,000 through May 31,1995, after which availability is reduced quarterly until expiration on November 30, 2000. As of February 28, 1995, no amounts were outstanding under this credit agreement. Interest on amounts outstanding under the credit agreement range from LIBOR plus .75% to LIBOR plus 1.625% depending upon whether certain financial ratios have been achieved. For the nine months ended February 28, 1995, the Company's effective interest rate on amounts outstanding under the credit agreement was 7.51%.

         During the nine months ended February 28, 1995, the Company generated approximately $18,400,000 from operating activities. Such funds were principally used to fund capital expenditures. The Company's cash balance at February 28, 1995, was $82,809,000. Such balance reflects the remaining cash, after repaying certain debt amounts, from the investments in the Company by BCI. On March 23, 1995, the Company completed the sale of $200 million of Senior Notes. Upon completion of this offering, the Company's cash balance was approximately $281,000,000.

          From time to time, the Company has made loans to its managed limited partnerships, although it is not required to do so. As of February 28, 1995, the Company had advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $15,821,000, an increase of approximately $210,000 over the amount advanced at May 31, 1994. A significant portion of these advances represent funds for capital expansion and improvements of properties owned by partnerships where additional credit sources were not then available to the partnerships. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

          The Company has sufficient liquidity from cash on hand, cash generated from operations, the net proceeds from the $200 million Senior Notes and availability under its credit facility to meet its current needs.

          In conjunction with the Company's acquisition strategy, the Company has entered into the following agreements:

          On February 22, 1995, the Company entered into a Purchase and Sale Agreement with Cable TV Fund 12-B, Ltd., one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Augusta, Georgia (the "Augusta System"). The purchase price is $141,718,000, which is the average of three separate independent appraisals of the fair market value of the Augusta System. The Augusta System passes approximately 102,000 homes and serves approximately 66,600 basic subscribers. The Company, as general partner of the partnership, expects to receive a distribution from the partnership of approximately $12,500,000 upon closing of such sale. The Augusta System is contiguous with the cable television system owned by the Company serving areas in and around North Augusta, South Carolina (the "North Augusta System"). Together, the Augusta System and the North Augusta System will, upon closing of the acquisition of the Augusta System, form an operating cluster that serves approximately 81,700 basic subscribers and passes approximately 125,700 homes. The closing of the acquisition of the Augusta System, which is expected to occur in the summer of 1995, is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in the selling partnership.

          On March 1, 1995, the Company signed letters of intent with Cablevision of Manassas Park, Inc. and Benchmark/Manassas Cable Fund, Ltd. to acquire cable television systems serving Manassas, Manassas park, Haymarket and portions of unincorporated Prince William County, all in Virginia (the "Virginia Systems"). The purchase price for the Virginia Systems is $71,100,000, subject to normal closing adjustments. The Virginia Systems serve approximately 26,000 basic subscribers, and are located approximately 20 miles from the Company's wholly-owned cable television system serving Alexandria, Virginia. The Company believes that the acquisition of the Virginia Systems, if completed, will add to its existing presence in the Washington, D.C./Baltimore metropolitan area where the Company owns or manages, on behalf of certain of its limited partnerships, an aggregate of approximately 123,000 basic subscribers. The acquisition of the Virginia Systems is subject to a number of conditions, including the negotiation of a definitive purchase agreement, the approval of the applicable governmental authorities to the transfer of the franchises for the Virginia Systems, the approval of the Department of Justice and the Federal Trade Commission pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the consent of various other third parties.

          The Company purchased property, plant and equipment totaling approximately $26,888,000 during the nine months ended February 28, 1995. Such expenditures were principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Alexandria, Virginia; North Augusta, South Carolina and Anne Arundel, Maryland systems; (b) new extension projects, drop materials and various maintenance projects in the Pima County, Arizona; Anne Arundel, Maryland and Charles County, Maryland systems; and (c) converters and drop materials in the Walnut Valley and Oxnard, California systems. Estimated capital expenditures for the remainder of fiscal 1995 are approximately $9,000,000. Funding for such expenditures is expected to be provided by cash on hand and cash generated from operations.

          On December 19, 1994, the shareholders of the Company approved an Exchange Agreement and Plan of Reorganization and Liquidation dated May 31, 1994, as amended, between the Company and Jones Spacelink, Ltd. ("Spacelink") providing for the acquisition by the Company of substantially all of the assets of Spacelink and the assumption by the Company of all of the liabilities of Spacelink. On December 20, 1994, the Company acquired all of the assets of Spacelink (except for the 2,859,240 shares of the Company's Common Stock owned by Spacelink) and assumed all of the liabilities of Spacelink (other than liabilities with respect to shareholders exercising dissenters' rights) in exchange for 3,900,000 shares of the Company's Class A Common Stock. Spacelink is effecting its complete liquidation and is distributing the aforesaid shares of the Company's Class A Common Stock and Common Stock to its shareholders, other than to any dissenting shareholders. The Company incurred costs related to this transaction, totaling $5,187,000 at February 28, 1995, which have been considered part of the purchase price of Spacelink. The Company has accounted for this transaction using the purchase method.

          The Company owns a 38% interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62% is owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly- owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. Also on July 22, 1994, the Company and certain of its wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. As a result of these transactions, the Company and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom. Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. On October 13, 1994, Spanish Holdings and Jones International Spanish Investments, Inc. transferred all of their interests in their cable/telephony properties in Spain to Bell Cablemedia in exchange for a total of 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. Such shares subsequently will be transferred to the Company in repayment of advances made to finance such affiliates' Spanish operations. As a result of this transaction, the Company and its affiliates no longer own any direct interest in cable/telephony properties in Spain.

          During fiscal 1992 and 1993, the Company invested $10,000,000 in Mind Extension University, Inc., ("ME/U"), an affiliate of International that provides distance educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. Through its acquisition of the assets of Spacelink, the Company acquired an additional 13% interest in ME/U in December 1994. Spacelink had acquired such interest in fiscal 1991 for $3,135,000. In fiscal 1993 and fiscal 1994, the Company also made advances totaling $20,000,000 to ME/U. On April 11, 1995, the Company agreed to convert its advances to ME/U into shares of Class A Common Stock of Jones Education Networks, Inc. ("JEN"), the parent company of ME/U. JEN is an affiliate of International and, in addition to its 51% ownership of ME/U, JEN owns an 81% interest in Jones Computer Network, Ltd. The Company will own an approximate 17% interest in JEN.

          Regulatory Matters. Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including almost all of those owned and managed by the Company, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the

FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Company reduced rates charged for certain regulated services effective September 1, 1993.

          On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

          After analyzing the effects of the two methods of rate regulation, the Company elected to file cost-of-service showings for the following Company-owned cable television systems: Jefferson County, Colorado; Charles County, Maryland; Pima County, Arizona; Alexandria, Virginia; and North Augusta, South Carolina. For these systems, the Company anticipates no further reductions in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the cost-of-service showings will prevent further rate reductions until such final approvals are received. The Company complied with the February 22, 1994 benchmark regulations and reduced rates in its Oxnard and Walnut Valley, California; Hilo, Hawaii; Panama City Beach, Florida; and Kenosha, Wisconsin cable television systems. The Company will continue its efforts to mitigate the effect of such rate reductions in these systems. The Company's Anne Arundel, Maryland cable television system is subject to effective competition as defined by the 1992 Cable Act, and as a result, is not subject to the rate regulation.

                             RESULTS OF OPERATIONS

         Revenues. Historically, the Company has derived its revenues from three primary sources; subscriber fees from Company-owned cable television systems, management fees from revenues earned by managed limited partnerships and fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships. The Company also derives revenue from certain non-cable television subsidiaries. Total revenues for the three months ended February 28, 1995 increased $10,825,000 or 33%, from $32,492,000 in fiscal 1994 to $43,317,000 in the current fiscal year. Total revenues for the nine months ended February 28, 1995 increased $14,156,000, or 15%, from $95,925,000 in fiscal 1994 to $110,081,000 in the current fiscal year. These increases are reflective of the Company's acquisition of Spacelink's assets on December 20, 1994, and the purchase of the cable television system serving North Augusta, South Carolina (the "North Augusta System") in December 1993. The positive effect on revenue of these acquisitions was somewhat offset by the sale of the Company's Gaston County, North Carolina cable television system (the "Gaston System") on July 22, 1994. On a pro forma basis, disregarding the effect of these acquisitions and sales, total revenues increased $2,781,000, or 9%, and $5,695,000, or 6%, for the three and nine months ended February 28, 1995 as compared to fiscal 1994.

         The Company's subscriber service fees increased $5,729,000, or 22%, from $26,079,000 in fiscal 1994 to $31,808,000 in fiscal 1995. Disregarding the effect of the Spacelink acquisition, the North Augusta System purchase and the sale of the Gaston System, subscriber service fees increased $1,172,000, or 5%. Such increase is due primarily to increases in basic subscribers and premium subscriptions and an increase in advertising sales revenue. For the nine months ended February 28, 1995, subscriber service fees increased $6,973,000, or 9%, from $77,131,000 in fiscal 1994 to $84,104,000 in fiscal
1995. Disregarding the effect of the acquisition of Spacelink's assets, the North Augusta System purchase and the sale of the Gaston System, such subscriber service fees increased $1,999,000, or 3%. This increase is due to increases in basic subscribers and premium subscriptions and increases in advertising sales revenue, which somewhat mitigated the effect of the reduction in basic rates due to rate regulations issued by the FCC in implementing the 1992 Cable Act.

         The Company receives management fees generally equal to 5% of the gross operating revenues from its managed partnerships. For the three months ended February 28, 1995, management fees increased $730,000, or 17%, from $4,334,000 in fiscal 1994 to $5,064,000 in fiscal 1995. For the nine month periods, management fees increased $1,160,000, or 9%, from $12,970,000 in fiscal 1994 to $14,130,000 in fiscal 1995. Such increases are due to the acquisition of Spacelink's assets, which included general partner interests in a number of managed limited partnerships and to increases in operating revenues in the Company's managed partnerships. Partnership revenues have increased as a result of increases in basic subscribers, as well as increases in revenue from pay-per-view, advertising sales and the installation of service. These increases somewhat mitigated the effect of the reduction in basic rates in the Company's managed partnerships due to the FCC's basic rate regulations.

         In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of distributions upon the sale of cable television properties owned by such partnerships. No such revenues were received during the first nine months of fiscal 1995 or 1994.

         The Company also now operates a number of non-cable television subsidiaries. These subsidiaries include a distributor of satellite programming to satellite dish owners, Jones Futurex, Inc. ("Futurex"), a manufacturer of various electronic components, and Jones Satellite Networks, Inc. ("JSN"), a distributor of radio programming to radio stations. Futurex and JSN were acquired as assets of Spacelink. Revenues for the three months ended February 28, 1995 from these subsidiaries increased $4,366,000 from $2,079,000 in fiscal 1994 to $6,445,000 in fiscal 1995. Approximately $3,182,000 of this increase was due to the acquisition of Futurex and JSN. For the nine month periods, non-cable revenue increased $6,023,000 from $5,824,000 in fiscal 1994 to $11,847,000 in fiscal 1995. This increase is due to the acquisition of Futurex and JSN as well as increases in the sale of satellite programming to satellite dish owners.

         Expenses. Operating and general and administrative expenses consist primarily of costs associated with the administration of Company-owned cable television systems, the administration of the managed partnerships and the administration of the non-cable television entities. The principal cost components are salaries paid to corporate and system personnel, programming expenses, professional fees, subscriber billing costs, rent for lease facilities, cable system maintenance expenses and consumer marketing expenses.

         Cable operating expenses for the three months ended February 28, 1995 increased $5,566,000, or 41% from $13,464,000 in fiscal 1994 to $19,030,000 in fiscal 1995. Disregarding the effect of the acquisition of Spacelink's assets, the purchase of the North Augusta System and the sale of the Gaston System, such expenses increased $1,537,000, or 12%. For the nine month periods, cable operating expenses increased $7,313,000, or 18%, from $41,433,000 in fiscal 1994 to $48,746,000 in fiscal 1995. Disregarding the effect of the acquisition of Spacelink's assets, the purchase of the North Augusta System and the sale of the Gaston System, such expenses increased $3,106,000, or 8%. The increases in operating costs are primarily due to increases in premium and satellite programming costs. In addition, the Company incurred marketing, public relations and other expense associated with the FCC's new rate regulations.

         Cable general and administrative expenses for the three months ended February 28, 1995 decreased $478,000, or 20%, from $2,431,000 in fiscal 1994 to
$1,953,000 in fiscal 1995. For the nine month periods, cable general and administrative expenses decreased $1,314,000, or 20%, from $6,646,000 in fiscal 1994 to $5,332,000 in fiscal 1995. Such decreases are primarily the result of the decrease in transponder fees paid to an affiliate.

         Non-cable operating, general and administrative expense for the three months ended February 28, 1995 increased $4,568,000 from $2,363,000 in fiscal 1994 to $6,931,000 in fiscal 1995. Such increase is due primarily to the acquisition of Futurex and JSN in December 1994. For the nine month periods, non-cable operating, general and administrative expense increased $6,797,000 from $6,024,000 in fiscal 1994 to $12,821,000 in fiscal 1995. This increase is due to the acquisition of Futurex and JSN in December 1994 as well as increases in costs associated with the satellite programming business.

         Depreciation and amortization expense for the three months ended February 28, 1995 increased $959,000, or 9%, from $11,063,000 in fiscal 1994 to
$12,022,000 in fiscal 1995. For the nine month periods, depreciation and amortization increased $1,616,000, or 5%, from $32,045,000 in fiscal 1994 to $33,661,000 in fiscal 1995. Such increases are primarily due to the Spacelink acquisition.

         Operating income before depreciation and amortization increased $1,169,000, or 8%, from $14,234,000 for the three months ended February 28, 1994 to $15,403,000 in fiscal 1995. For the nine months ended February 28, operating income before depreciation and amortization increased $1,360,000, or 3%, from $41,822,000 in fiscal 1994 to $43,182,000 in fiscal 1995.

         For the three months ended February 28, 1995, interest expense decreased $329,000, or 4%, from $9,371,000 in fiscal 1994 to $9,042,000 in fiscal 1995. The Company repaid amounts then outstanding on its credit facility in December 1994 with funds from the investment in the Company by BCI. For the nine months ended February 28, 1995, interest expense increased $450,000, or 2%, from $26,921,000 in fiscal 1994 to $27,371,000 in fiscal 1995.
Such increase is due primarily to higher effective interest rates on the Company's revolving credit facility.

         For the nine months ended February 28, 1995, the Company recognized a gain on the sale of the Gaston System of $15,496,000. No similar transaction was recognized in fiscal 1994.

         Equity in losses of affiliates for the three months ended February 28, 1995 increased $310,000, or 31%, from $999,000 in fiscal 1994 to $1,309,000 in fiscal 1995. Such increase is primarily due to an increase in losses during the quarter recognized by the Company related to its 38% investment in Mind Extension University, Inc. For the nine month periods, equity in losses of affiliates decreased $852,000, or 28%, from $3,078,000 in fiscal 1994 to $2,226,000 in fiscal 1995. This decrease is due to the decrease in year-to-date losses recognized by the Company related to its investment in Mind Extension University, Inc., the elimination of the equity losses on the Company's foreign investments and an increase in equity income recognized by the Company related to its investment in Jones Intercable Investors, L.P., a Company-managed limited partnership.

         Interest income increased $1,840,000 from $955,000 to $2,795,000 for the three months ended February 28, 1995 compared to fiscal 1994. For the nine month periods, interest income increased $2,261,000, or 83%, from 2,731,000 in fiscal 1994 to $4,992,000 in fiscal 1995. Such increases are due to the increase in cash and cash equivalents as a result of the investment in the Company by BCI as well as an increase in interest income earned on advances to Mind Extension University, Inc.

         For the three months ended February 28, 1995, net loss decreased $2,369,000, or 36%, from $6,521,000 in fiscal 1994 to $4,152,000 in fiscal
1995. Such decrease is due primarily to the increase in interest income. The Company recorded net income of $926,000 for the nine months ended February 28, 1995 compared to a net loss of $18,149,000 for the nine months ended February 28, 1994. This change was primarily the result of the $15,496,000 gain recognized on the sale of the Gaston System in July 1994. The Company anticipates the continued recognition of operating income prior to depreciation and amortization charges, but losses resulting form depreciation, amortization and interest charges may occur in the future.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

       a)        Exhibits

                       15) Letter Regarding Unaudited Interim Financial Statements.
                       27)   Financial Data Schedule
                       28)   Accountants' Review Letter, dated April 12, 1994.

       b)        Reports on Form 8-K

                        1) Current report on form 8-K dated December 23, 1994 reporting (i) Shareholder approval on December 19, 1994 and subsequent acquisition of Spacelink on December 20, 1994, (ii) Shareholder approval on December 19, 1994 and subsequent closing on December 20, 1994 of the Stock Purchase Agreement between the Company and BCI.

                        2) Current Report on form 8-K dated February 23, 1995 reporting that the Company had entered into a Purchase and Sale Agreement providing for the purchase of the cable television system serving areas in and around Augusta, Georgia from Cable TV Fund 12-B, Ltd., a Colorado Limited Partnership for which the Company serves as General Partner.

                        3) Current Report on form 8-K dated March 10, 1995 providing certain financial statements and the Purchase and Sale Agreement related to the purchase of the Augusta System.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             JONES INTERCABLE, INC.


                                             /S/Kevin P. Coyle
                                             Kevin P. Coyle
                                             (Group Vice President/Finance)

Dated:  April 13, 1995

                                EXHIBIT INDEX


Exhibit
Number                           Description                           Page
- -------                          -----------                           ----
  15)              Letter Regarding Unaudited Interim Financial
                   Statements.

  27)              Financial Data Schedule

  28)              Accountants' Review Letter, dated April 12, 1995