Form 10-K405
period 1995-05-31
JONES INTERCABLE INC
filed 1995-08-14
CIK 275605

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended May 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ____ to ____
    Commission file number: 1-9953

                             JONES INTERCABLE, INC.
             (Exact name of registrant as specified in its charter)

         Colorado                                              84-0613514
(State of Organization)                                       (IRS Employer
                                                             Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309               (303) 792-3111
(Address of principal executive                  (Registrant's telephone no.
 office and Zip Code)                               including area code)

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                      Class A Common Stock, $.01 par value
           7.5% Convertible Subordinated Debentures due June 1, 2007

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  x                                      No
                               ---                                        ---
Aggregate market value as of July 14, 1995 of the voting stock held by non-affiliates:
Common Stock      $33,957,792             Class A Common Stock      $116,589,596

Shares outstanding of each of the registrant's classes of common stock as of July 14, 1995:
Common Stock:       5,113,021             Class A Common Stock:       26,158,305

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

                             JONES INTERCABLE, INC.

                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED MAY 31, 1995

                                TABLE OF CONTENTS


                                                                                                        Page No.
                                                                                                        --------
PART I                                                                                                      1

ITEM 1.    BUSINESS                                                                                         1
The Company                                                                                                 1
The Cable Television Industry                                                                               1
           Industry Growth                                                                                  2
           System Operations                                                                                3
           Programming                                                                                      3
           System Revenues                                                                                  4
The Company's Cable Television Business                                                                     5
The Company's Other Businesses                                                                              8
The Company's Current Plans for Growth                                                                      8
Cable Television Systems Owned by the Company and by Company-
           Managed Limited Partnerships                                                                     9
Proposed Acquisitions of Cable Television Systems by the Company                                           10
           The Augusta System                                                                              10
           The Dale City and Related Systems                                                               11
           The Manassas Systems                                                                            11
           The Carmel System                                                                               11
           The Orangeburg System                                                                           12
           The Tampa System                                                                                12
Exchange of Assets with Time Warner Entertainment -
           Advance/Newhouse Partnership                                                                    12
Sale of Cable Television System by the Company                                                             13
Acquisition of Jones Spacelink, Ltd.                                                                       13
Acquisition by Bell Canada International Inc. of Shares of the
           Company's Class A Common Stock                                                                  13
Investment in Mind Extension University, Inc.                                                              15
Sale of 9 5/8% Senior Notes Due 2000                                                                       15
Increase in the Company's Authorized Class A Common Stock                                                  15
International Investments by the Company and its Affiliates                                                16
Cable Television Franchises                                                                                17
Competition                                                                                                17

           Competition in the Industry                                                                     17
           Competition for Subscribers in the Company's Systems                                            20
Regulation and Legislation                                                                                 22
           Cable Communications Policy Act of 1984                                                         23
           Cable Television Consumer Protection and Competition Act of 1992                                23
           Ownership and Market Structure                                                                  28
           Program Origination and Exclusivity Obligations                                                 31
           Copyright Matters                                                                               32
           State Regulation                                                                                32
           Local Regulation                                                                                32
           Technical and Reporting Requirements                                                            33
           Regulatory Fees and Other Matters                                                               33
           Miscellaneous                                                                                   33

ITEM 2.    PROPERTIES                                                                                      34
      Cable Television Systems Owned by the Company                                                        34
      Programming Services                                                                                 38

ITEM 3.    LEGAL PROCEEDINGS                                                                               38

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                                                                         39

PART II                                                                                                    39

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS                                                                     39

ITEM 6.    SELECTED FINANCIAL DATA                                                                         41

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                                                      42

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA                                                                                            51

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE                                                                                     83

PART III                                                                                                  83




ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT                                                                                      83

ITEM 11.   EXECUTIVE COMPENSATION                                                                          88

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS, DIRECTORS AND MANAGEMENT                                                                91

ITEM 13.   CERTAIN TRANSACTIONS                                                                            95

PART IV                                                                                                   101

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K                                                               101



                                     PART I
                                ITEM 1. BUSINESS

THE COMPANY

         Jones Intercable, Inc. (the "Company") is a Colorado corporation organized in 1970. The Company is primarily engaged in the cable television business. It currently acquires, develops and operates cable television systems for itself and its managed limited partnerships. The Company also holds equity interests in a number of programming and other cable-related subsidiaries, as well as a data encryption company. See Item 1, The Company's Other Businesses.

         Jones International, Ltd. ("International") directly owns approximately 47% of the Common Stock of the Company and approximately 9% of the Class A Common Stock of the Company. Glenn R. Jones, the Chairman of the Board of Directors and Chief Executive Officer of the Company, directly owns approximately 9% of the Company's Common Stock and 1% of the Company's Class A Common Stock. Because of his ownership of International, Mr. Jones is deemed to be the beneficial owner of all shares of the Company owned by International, and his direct and indirect stock ownership enables him to control the election of a majority of the Company's Board of Directors and gives him voting power over approximately 41% of votes to be cast by all shareholders of the Company on matters not requiring a class vote.

         On December 20, 1994, Bell Canada International Inc. ("BCI") purchased 7,414,300 shares of the Company's Class A Common Stock. This acquisition, together with shares previously acquired by BCI, resulted in BCI owning an approximate 30% economic interest in the Company. See Item 1, Acquisition by Bell Canada International Inc. of Shares of the Company's Class A Common Stock. In a related transaction, BCI acquired an option to purchase 2,878,151 shares of Common Stock of the Company from International, Glenn R. Jones and certain of their affiliates which, if and when exercised, would enable BCI to elect 75% of the members of the Board of Directors of the Company. Also on December 20, 1994, the Company acquired substantially all of the assets and assumed all of the liabilities of Jones Spacelink, Ltd. ("Spacelink"), its then parent company, in exchange for 3,900,000 shares of the Company's Class A Common Stock. See Item 1, Acquisition of Jones Spacelink, Ltd.

         At May 31, 1995, the Company had a total of approximately 3,480 employees. The executive offices of the Company are located at 9697 E. Mineral Avenue, Englewood, Colorado 80112, and its telephone number is (303) 792-3111. Unless the context otherwise requires, the term "Company" as used herein refers to Jones Intercable, Inc. and its subsidiaries.

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

         The cable television industry, which started as a technical solution to the problem of delivering television signals to remote areas of rural America, has now become an entertainment staple in a majority of American homes. It is a dynamic, evolving and ever more complex industry. Cable penetration, or the percentage of U.S. television households that subscribe to cable television, now stands at approximately 63%. It is anticipated that national penetration of cable television will increase in the late 1990s as the value of cable television is enhanced by additional entertainment programming choices, such as exclusive coverage of sporting events and educational programs, and the ability of cable systems to deliver other services.

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

         The physical plant of a cable television system consists of four principal operating components. The first, known as the "headend" facility, receives television and radio signals with microwave relay systems, special antennae and satellite earth stations. The second component, the distribution network, originating at the headend and extending throughout the system, consists of coaxial and/or fiber-optic cables placed on poles or buried underground, and associated electronic equipment. The third component of the system is a "drop cable" that extends from the distribution network into the subscriber's home and connects to the subscriber's television set. The fourth component, a converter, is the home terminal device necessary to expand channel capacity.

         The cable television industry is undergoing significant change. With recent announcements of alliances between cable television companies and telephone, computer and software companies, the nature of the cable television business seems to be changing from a traditional coaxial network delivering video entertainment to a more sophisticated, digital platform environment where cable systems could be capable of delivering traditional programming as well as other services, including data, telephone and expanded educational and entertainment services on an interactive basis. See Item 1, The Company's Cable Television Business.

         INDUSTRY GROWTH. Based upon information obtained by the Company from industry sources, the Company believes that the following table demonstrates the growth of the cable television industry in the United States for the periods indicated:


                                                                                Approximate Percentage
                                    Approximate Number                          of TV Households With
End of Year                         of Basic Subscribers(1)                     Basic Cable Service(2)
-----------                         -----------------------                     ----------------------
1982                                        29,340,570                                  35%
1983                                        34,113,790                                  41%
1984                                        37,290,870                                  44%
1985                                        39,872,250                                  46%
1986                                        42,237,140                                  48%
1987                                        44,970,880                                  51%
1988                                        48,636,520                                  54%
1989                                        52,564,470                                  57%
1990                                        54,871,330                                  59%
1991                                        55,786,390                                  61%
1992                                        57,211,600                                  62%
1993                                        58,834,440                                  63%
1994                                        60,495,090                                  63%

------------
(1) The number of basic subscribers is computed by dividing the sum of total individual-dwelling subscribers and total revenues from bulk-rate subscribers by the standard basic service rate.

(2) The percentage is computed by dividing the number of basic subscribers by the number of TV households in the United States (95,360,730 TV households in 1994).

         SYSTEM OPERATIONS. Cable television system operations are generally conducted pursuant to the terms of a franchise or similar license granted by a state agency or by the local governing body for the area to be served. Franchises generally are granted on a non-exclusive basis for a period of 5 to 15 years. Joint use or pole rental agreements are normally entered into with electric and/or telephone utilities serving a cable television system's area and annual rentals generally range from $2 to $10 for each pole used. These rates may increase in the future. See Item 1, Cable Television Franchises; Item 1, Competition; and Item 1, Regulation and Legislation.

         PROGRAMMING. Cable television systems generally offer various types of programming, which include basic service, tier service, premium services, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites and also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") contains signal carriage requirements.

Rules promulgated under the 1992 Cable Act allow each commercial television broadcast station to elect every three years whether to require the cable systems in its area to carry its signal or to require the cable systems to negotiate with the station for "retransmission consent" to carry the station. If a local commercial broadcast television station requires a cable system to negotiate with the station for retransmission consent, and the cable system is unable to obtain retransmission consent, the cable system is not permitted to continue carriage of such station. See Item 1, Regulation and Legislation. During the initial three-year election period which began on October 6, 1993 and continues through December 31, 1996, no broadcast stations carried on Company-owned cable television systems that elected retransmission consent have withheld consent to the retransmission of their signals. Most of these arrangements will have to be renewed during 1996 in order to permit continued carriage of broadcast signals by Company-owned systems.

         In most systems, tier services are also offered on an optional basis to subscribers. These channels generally include most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others. Systems also offer a package that includes the basic service channels and the tier services.

         Cable television systems offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operator buys premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers served by the cable operator. Premium service programming usually is significantly more expensive for the system operator than the basic service or tier service programming, and consequently the system operator prices premium service separately when sold to subscribers.

         Cable television systems offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures and major sporting events, and to pay for such service on a program-by-program basis.

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

         Cable television operators have been able to generate additional revenue through the sale of commercial spots and channel space to advertisers. As with other forms of advertising, the cable television operator receives a fee from the advertisers that is based on the volume of advertising and the time of the day at which it is broadcast. Advertising, as well as fees generated by home shopping and pay-per-view, represent additional sources of revenue for cable television systems. These services are not regulated under the 1992 Cable Act.

         The 1992 Cable Act mandated a greater degree of regulation of the cable television industry, including rate regulation. Under the 1992 Cable Act's definition of "effective competition," nearly all cable systems in the United States, including almost all of those owned and managed by the Company, are subject to rate regulation with respect to basic cable services. In addition, the FCC is permitted to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. Rate regulations adopted by the FCC, which became effective September 1, 1993, provide for a benchmark and price cap system that is used to regulate basic and non-basic service rates, and cost-of-service showings are available to cable operators to allow them to justify rates above benchmark levels.

         Cost-of-service showings justifying rates above benchmark levels were filed for the following Company-owned systems: Jefferson County, Colorado; Charles County, Maryland; Pima County, Arizona; Alexandria, Virginia; and North Augusta, South Carolina. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the cost-of-service showings will prevent further rate reductions unless such final approvals are received. The Company complied with the February 22, 1994 benchmark regulations and reduced rates in the following Company-owned systems: Oxnard and Walnut Valley, California; Hilo, Hawaii; Panama City Beach, Florida; and Kenosha, Wisconsin. The Company will continue its efforts to mitigate the effect of such rate reductions in these systems. The Company's Anne Arundel System is subject to effective competition as defined by the 1992 Cable Act, and, as a result, is not subject to rate regulation.

THE COMPANY'S CABLE TELEVISION BUSINESS

         The Company develops and operates cable television systems for itself and for its managed limited partnerships. The Company has grown by acquiring and developing cable television systems for both itself and its managed limited partnerships, primarily in suburban areas with attractive demographic characteristics. One of the primary factors utilized by the Company in deciding to acquire a particular cable television system is the potential of the system for operating cash flow growth and value appreciation. Key elements of the Company's operating strategy include increasing basic penetration levels and revenue per subscriber through targeted marketing, superior customer service and maintenance of high technical standards. The Company has deployed fiber optic cable wherever practical in its current rebuild and upgrade projects, which improves system reliability and picture quality, increases channel capacity and provides the potential for new business opportunities. The Company has focused on pay-per-view and advertising as revenue growth opportunities, and expects to continue to do so in the future.

         Within the past several years, and at an increasing pace recently, the cable television industry has seen much change. With recent announcements of alliances between cable television companies and telephone, computer and software companies, the Company believes that the nature of the cable television business is changing from a traditional coaxial network delivering video entertainment to a more sophisticated, digital platform environment where cable systems could be capable of delivering traditional programming as well as other services, including data, telephone and expanded educational and entertainment services on an interactive basis. As this convergence of various technologies progresses, cable television companies will have to reevaluate their system architecture, upgrade their cable plants in order to take advantage of new opportunities and consider clustering their systems in geographic areas where they can achieve economies of scale and reasonable returns on the investments made. The Company is, on an ongoing basis, evaluating its position in this changing marketplace and intends, where possible, to pursue these opportunities as they evolve. The ability of the Company to do so, however, will be dependent in large part on the availability of debt and equity financing.

         With respect to the systems owned by the Company and its subsidiaries, the Company earns revenues through monthly service rates and related charges to cable television subscribers. The Company's subscribers have the option to choose a limited basic service consisting generally of broadcast stations and a few cable networks ("basic" service) or a package of services consisting of basic service and tier services ("basic plus" service). The basic plus service generally consists of most of the cable networks, including ESPN, USA Network, CNN, Discovery, Lifetime and others. See Item 1, The Cable Television Industry, Programming.

         Monthly service rates include fees for basic service, basic plus service and premium services. At May 31, 1995, monthly basic service rates ranged from $5.80 to $15.00 for residential subscribers, monthly basic plus service rates ranged from $11.00 to $24.80 for residential subscribers, and monthly premium services ranged from $1.99 to $11.95 per premium service. In addition, the Company earns revenues from pay-per-view programs and advertising fees. Pay-per-view programs, which usually are either unique sporting events or recently released movies, are available on many of the Company's cable television systems. Subscribers are permitted to choose individual movies for a set fee ranging from $.99 to $6.95 per movie and individual special events for a set fee ranging from $5.95 to $54.90 per event. Related charges may include a nonrecurring installation fee that ranges from $4.95 to $50.00; however, from time to time the Company has followed the common industry practice of reducing the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, subscribers are free to discontinue the service at any time without penalty, and most terminations occur because a subscriber moves to another home or to another city. For the fiscal year ended May 31, 1995, of the total subscriber fees received by Company-owned systems, basic and basic plus service fees accounted for approximately 65% of total revenues, premium service fees accounted for approximately 17% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 7% of total revenues and the remaining 8% of total revenues came from equipment rentals, installation fees and program guide charges. The Company is dependent upon timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs.

         As the general partner of its managed limited partnerships, the Company earns management fees which are generally 5% of the gross revenues of the partnership, not including revenues from the sale of cable television systems or franchises. The Company also receives reimbursement from the partnerships for certain allocated overhead and administrative expenses incurred by the Company in its management activities. From time to time, the Company has made advances to certain of its managed limited partnerships and has deferred collection of management fees and expense reimbursements owed by certain of its managed limited partnerships to allow for expansion of a cable television system or other cash needs of such a partnership. Upon dissolution of a Company-managed partnership or the sale or refinancing of its cable television systems, the Company is generally entitled to receive 25 percent of the net remaining assets of such partnership, after payment of partnership debts and after investors have received an amount equal to their capital contributions plus, in most cases, a stated preferential return on their investment. Pursuant to the terms of the various limited partnership agreements, the Company has full operational control of the management and day-to-day business of the partnerships.

         The Company historically has found that the cash flow of a particular cable television system and the long-term value of that system can be increased as a result of (i) the addition of new subscribers through increased market penetration, (ii) the building of extensions to reach new potential subscribers in the franchise area, (iii) the addition of new programming services or products, and (iv) periodic rate adjustments. Increases in subscribers usually result from specific marketing efforts undertaken by a cable system operator within the community, which may include telephone solicitation, particular program promotions, direct mailings, increased advertising or other means. A cable operator also can build extensions to systems, which increase the number of homes passed by the cable system and the number of potential subscribers, and thereby increase the potential revenue from additional subscriber fees. The building of extensions to cable television systems usually occurs due to the development within the system's franchise area of a new housing area adjacent to areas then served by the system or the availability of a franchise for an area adjacent to the current franchise area. In addition, increased revenues may be generated from the offering of additional services to subscribers. New cable services have been developed and introduced since the inception of the cable television industry, and new cable services are expected to continue to develop. These services could include new services which offer movies or other entertainment on demand or nearly on demand by a subscriber (known as "near video on demand"), interactive services including both games and entertainment, as well as information and consumer services. No assurance can be given that the Company will be able to increase the cash flow of any particular cable television system or the value of that system by any of the methods described above, and unless amended (see Item 1, Regulation and Legislation), the rate regulations promulgated by the FCC under the 1992 Cable Act may limit the amount of any rate increases with respect to regulated services the Company will be able to implement in the future. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Increases in cash flow, as well as increases in long-term value, of a cable television system can also be realized through cost efficiencies. Because the Company manages numerous cable television systems for itself and its managed partnerships, its cable television systems generally benefit from a reduction in certain costs associated with operations. The Company is able to purchase programming services and cable system equipment at lower prices than would otherwise be available to a single cable system owner due to the volume of business that the Company and its affiliates conduct with such suppliers and vendors. In addition, the Company has developed over time certain centralized operating and marketing systems that are made available to the cable television systems owned by the Company and its managed partnerships. While the Company will seek to implement additional cost efficiencies in its cable television properties, no assurance can be given that it will be able to do so, or that any increase in cash flow or value will result therefrom.

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

         The Company does not depend to any material extent on the availability of raw materials, it carries no significant amounts of inventory and it has no material backlog of customer orders. The Company has engaged in research and development activities relating to the provision of new services. Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Company.

THE COMPANY'S OTHER BUSINESSES

         Since the Company's acquisition in December 1994 of substantially all of the assets of Spacelink (see Item 1, Acquisition of Jones Spacelink, Ltd.), the Company now also operates a number of non-cable television subsidiaries: The Jones Group, Ltd., a cable television brokerage company; Jones Futurex, Inc. which manufactures and markets data encryption products and provides contract manufacturing services; Jones Satellite Networks, Inc., a second-tier subsidiary of the Company that delivers radio programming to radio stations throughout the United States via satellite; and Superaudio, a joint venture between a subsidiary of Jones Galatic Radio, Inc. and an unaffiliated party that offers FM stereo audio service programming to cable television system subscribers. See
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

THE COMPANY'S CURRENT PLANS FOR GROWTH

         The Company intends to grow by implementing a balanced strategy directed at acquiring cable television systems from Company-managed limited partnerships and from third parties. See Item 1, Proposed Acquisitions of Cable Television Systems by the Company. As part of this process certain systems owned by the Company and its managed partnerships may be sold to third parties and Company-owned systems may be exchanged for systems owned by other cable system operators. See Item 1, Exchange of Assets with Time Warner Entertainment-Advance/Newhouse Partnership. The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. It is the Company's plan to cluster its cable television properties, to the extent feasible, in geographic areas where it will have an adequate number of subscribers to justify the capital expenditures required to upgrade its plant and the possible offering of telephony and other telecommunications services. Acquisitions and capital expenditures are subject to the availability of cash generated from operations and debt and/or equity financing. The capital resources to accomplish these strategies are expected to be provided by: the remaining proceeds from the December 1994 acquisition by BCI of shares of the Company's Class A Common Stock (see Item 1, Acquisition by Bell Canada International Inc. of Shares of the Company's Class A Common Stock); subject to market conditions, the sale of securities; the Company's reducing revolving credit agreement; and cash generated from the Company's operating activities. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         The Company's recent alliance with BCI will also significantly affect the Company's current plans for growth. In March 1994, BCI acquired from the Company 2,500,000 shares of the Company's Class A Common Stock at $22.00 per share for an investment of $55,000,000. On December 20, 1994, the Company sold to BCI, pursuant to a Stock Purchase Agreement, 7,414,300 shares of the Company's Class A Common Stock at $27.50 per share for an investment of $203,893,000 which, together with the shares acquired by BCI in March 1994, resulted in BCI owning an approximate 30% economic interest in the Company. At the same time, BCI agreed to invest up to an additional $141,106,750 for shares of the Company's Class A Common Stock to maintain its 30% economic interest in the event the Company makes future equity offerings. See Item 1, Acquisition by Bell Canada International Inc. of the Company's Class A Common Stock. A material reason for the transaction with BCI was to provide a significant infusion of equity capital into the Company to implement the Company's plans of continued growth through the acquisition of cable television systems and to increase the Company's ability to access the public equity and debt markets.

         The Company believes that the alliance between BCI and the Company will bring to the Company more than equity capital. BCI, through its parent company and its affiliates, is engaged in many areas of the telecommunications business. BCE Inc., the parent of BCI, is the largest telecommunications company in Canada. BCE Inc. is also the parent company of Bell Canada, the largest provider of telecommunications services in Canada. Bell Northern Research, an affiliate of BCI, is Canada's largest research and development organization and is engaged in developing and analyzing new technologies used in the telecommunications area. Northern Telecom, a 52% subsidiary of BCE Inc., is a leading global manufacturer of telecommunications equipment. As cable television systems in the United States evolve and change into more sophisticated digital networks providing traditional television entertainment, but also telephone and data services, and as competition between cable television operators, telephone companies and others develops, the relationship between BCI and the Company will be of critical importance in providing the Company with access to expertise and experience that it would not otherwise have available.

CABLE TELEVISION SYSTEMS OWNED BY THE COMPANY AND BY COMPANY-MANAGED LIMITED PARTNERSHIPS

         At May 31, 1995, the Company managed 55 cable television systems, 42 of which, operating in 20 states, were owned by Company-managed partnerships and 13 of which, operating in 9 states, were owned by the Company. The Company's existing managed partnerships own cable television systems located in California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, Ohio, Oregon, South Carolina, Texas and Wisconsin. The Company-owned cable television systems are located in Arizona, California, Colorado, Florida, Hawaii, Maryland, South Carolina, Virginia and Wisconsin.

         At May 31, 1995, Company-owned systems served approximately 314,200 basic subscribers who subscribed to a total of approximately 258,600 pay units. And, at such date, systems held by Company-managed partnerships served approximately 1,035,000 basic subscribers who subscribed to a total of approximately 757,500 pay units. (Each premium service subscribed to equals one pay unit.) According to industry sources, the Company ranks among the top 10 multiple system cable television operators in the United States.

PROPOSED ACQUISITIONS OF CABLE TELEVISION SYSTEMS BY THE COMPANY

The Augusta System

         On February 22, 1995, the Company entered into a purchase and sale agreement with Cable TV Fund 12-B, Ltd., a Colorado limited partnership ("Fund 12-B"), one of the Company's managed limited partnerships that owns the cable television system serving areas in and around Augusta, Georgia (the "Augusta System"), providing for the sale by Fund 12-B to the Company of the Augusta System for a purchase price of $141,718,000 in cash, subject to normal closing adjustments. The purchase price was determined by averaging three separate independent appraisals of the fair market value of the Augusta System as of December 31, 1994. In July 1995, the Company was informed by one of the three appraisers of the Augusta System that, taking into account the regulatory, legislative and competitive developments in the cable television industry since December 31, 1994, their appraised value of the Augusta System would be increased. On July 24, 1995, the Company and Fund 12-B accordingly amended the purchase and sale agreement to increase the purchase price for the Augusta System from $141,718,000 to $142,618,000 to reflect this increased appraised value.

         The closing of the acquisition of the Augusta System is subject to a number of conditions including the approval of the holders of a majority of the limited partnership interests in Fund 12-B. The Company believes that the approval of the limited partners will be received. The Company expects that its acquisition of the Augusta System will occur during 1995. The Company intends to fund its acquisition of the Augusta System using a portion of the $196,500,000 net proceeds of the Company's March 1995 offering of $200,000,000 of 9 5/8% Senior Notes. The Company, as general partner of Fund 12-B, expects to receive a distribution from Fund 12-B of approximately $13,205,797 upon closing the transaction.

         The Augusta System passes approximately 102,000 homes and serves approximately 66,950 basic subscribers. The Augusta System is contiguous with the cable television system owned by the Company serving areas in and around North Augusta, South Carolina (the "North Augusta System"). Together, the Augusta System and the North Augusta System will, upon closing of the Company's acquisition of the Augusta System, form an operating cluster that will serve approximately 81,700 basic subscribers and pass approximately 125,700 homes.

The Dale City and Related Systems

         On June 30, 1995, the Company entered into an asset purchase agreement with Columbia Associates, L.P., an unaffiliated party, to acquire the cable television systems serving Dale City, Lake Ridge, Woodbridge, Fort Belvoir, Triangle, Dumfries, Quatico, Accoquan and portions of Prince William County, all in the State of Virginia. These systems serve approximately 50,000 basic subscribers and pass approximately 64,100 homes. The purchase price is $123,000,000, subject to normal closing adjustments. The acquisition of these systems is subject to a number of conditions including the consent of franchising authorities and other regulatory authorities having jurisdiction. Funding is expected to be provided from cash on hand and from available borrowings under the Company's credit facility. The Company expects to acquire these systems in 1995. The Company will pay Jones Financial Group, Ltd. ("Financial Group"), an affiliate of the Company, a fee of approximately $1,328,400 upon completion of the transaction as compensation for acting as the Company's financial advisor in connection with this transaction.

The Manassas Systems

         On May 31, 1995, the Company entered into separate asset purchase agreements with Cablevision of Manassas Park, Inc. and Benchmark/Manassas Cable Fund Limited Partnership pursuant to which the Company intends to acquire cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in the State of Virginia (the "Manassas Systems"). Neither Cablevision of Manassas Park, Inc. nor Benchmark/Manassas Cable Fund Limited Partnership are affiliated with the Company. The total purchase price for the Manassas Systems is $71,100,000, subject to normal closing adjustments. The Manassas Systems pass approximately 39,000 homes and serve approximately 25,450 basic subscribers and are located approximately 20 miles from the Company-owned cable television system serving Alexandria, Virginia. The acquisitions of the Manassas Systems are subject to a number of closing conditions including the approval of applicable governmental authorities to the transfer of the franchises for the Manassas Systems to the Company, the approval of the Department of Justice and the Federal Trade Commission pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the consent of various other third parties. The Company expects to acquire the Manassas Systems during 1995. The Company will pay Financial Group a fee of approximately $896,000 upon completion of the transaction as compensation for acting as the Company's financial advisor in connection with these transactions.

The Carmel System

         On August 11, 1995, the Company entered into a purchase and sale agreement with IDS/Jones Growth Partners 87-A, Ltd., a Colorado limited partnership, one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The purchase price is

$44,235,333, which is the average of three separate independent appraisals of the fair market value of the Carmel System. The Carmel System passes approximately 24,400 homes and serves approximately 18,600 basic subscribers. The Company expects to acquire and then to trade the Carmel System, along with certain other properties, to an unaffiliated cable television system operator during 1995. See Item 1, Exchange of Assets with Time Warner Entertainment-Advance/Newhouse Partnership.

The Orangeburg System

         On August 11, 1995, the Company entered into a purchase and sale agreement with Jones Cable Income Fund 1-B, Ltd., a Colorado limited partnership, one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The purchase price is $18,347,667, which is the average of three separate independent appraisals of the fair market value of the Orangeburg System. The Orangeburg System passes approximately 16,530 homes and serves approximately 12,300 basic subscribers. The Company expects to acquire and then trade the Orangeburg System, along with certain other properties, to an unaffiliated cable television system operator during 1995. See Item 1, Exchange of Assets with Time Warner Entertainment-Advance/Newhouse Partnership.

The Tampa System

         On August 11, 1995, the Company entered into a purchase and sale agreement with Cable TV Fund 12-BCD Venture, a joint venture of three of the Company's managed limited partnerships (the "Venture"), to acquire from the Venture the cable television system serving areas in and around Tampa, Florida (the "Tampa System"). The purchase price is $110,395,667, which is the average of three separate independent appraisals of the fair market value of the Tampa System. The Tampa System passes approximately 125,000 homes and serves approximately 63,500 basic subscribers. The Company expects to acquire and then to trade the Tampa System, along with certain other properties, to an unaffiliated cable television system operator during 1995. See Item 1, Exchange of Assets with Time Warner Entertainment-Advance/Newhouse Partnership.

EXCHANGE OF ASSETS WITH TIME WARNER ENTERTAINMENT - ADVANCE/NEWHOUSE PARTNERSHIP

         On August 11, 1995, the Company entered into an Asset Exchange Agreement (the "Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the Exchange Agreement, the Company will convey to TWEAN substantially all of the assets of the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000, subject to normal closing adjustments. See Item 1, Proposed Acquisition of Cable Television Systems by the Company. In return, the Company will receive from TWEAN substantially all of the assets of the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights,

Fairmount Heights, Forest Heights, Morningside, Prince George's County, Seat Pleasant and Upper Marlboro, Maryland and portions of Fairfax County, Virginia (the "TWEAN Systems").

         The closing of the transaction contemplated by the Exchange Agreement is subject to customary closing conditions, including obtaining necessary governmental and other third party consents. The parties intend to complete the transaction by the end of 1995, but there can be no assurance that all conditions will be satisfied or waived by that time. Either party may terminate the Exchange Agreement if the transaction is not completed on or before June 30, 1996. The Company will pay Financial Group a $1,667,723 fee upon the completion of the transaction as compensation for acting as the Company's financial advisor in connection with this exchange transaction.

SALE OF CABLE TELEVISION SYSTEM BY THE COMPANY

         On January 7, 1994, the Company entered into an agreement with Bresnan Communications Company ("Bresnan"), an unaffiliated party, to sell its Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Closing on this transaction occurred on July 25, 1994. The Company paid The Jones Group, Ltd. ("Jones Group"), an affiliate, $912,500 for brokerage services related to this sale. See Item 13, Certain Transactions. Prior to December 20, 1994, the Jones Group was owned 20% by the Company and 80% by Spacelink. Upon the completion of the acquisition by the Company of the assets of Spacelink (see Item 1, Acquisition of Jones Spacelink, Ltd.), the Jones Group became a wholly owned subsidiary of the Company. Proceeds to the Company from the sale of the Gaston System were used to pay amounts outstanding on the Company's credit facility.

ACQUISITION OF JONES SPACELINK, LTD.

         On December 19, 1994, the shareholders of the Company approved an Exchange Agreement and Plan of Reorganization and Liquidation dated May 31, 1994 providing for the acquisition by the Company of substantially all of the assets of Spacelink and the assumption by the Company of all the liabilities of Spacelink. On December 20, 1994, the Company acquired all of the assets of Spacelink (except for the 2,859,240 shares of the Company's Common Stock owned by Spacelink) and assumed all of the liabilities of Spacelink (other than liabilities with respect to shareholders exercising dissenters' rights) in exchange for 3,900,000 shares of the Company's Class A Common Stock. Spacelink is effecting its complete liquidation and is distributing the aforesaid shares of the Company's Class A Common Stock and Common Stock to its shareholders, other than to any dissenting shareholders.

ACQUISITION BY BELL CANADA INTERNATIONAL INC. OF SHARES OF THE COMPANY'S CLASS A COMMON STOCK

         On December 19, 1994, the shareholders of the Company approved a Stock Purchase Agreement (the "BCI Agreement") dated May 31, 1994, as amended, between the Company and BCI pursuant to which BCI agreed to acquire an approximate 30% economic interest in the Company. On December 20, 1994, BCI purchased 7,414,300 shares of the Company's Class A Common Stock at

$27.50 per share, or an aggregate of $203,893,250. This acquisition, together with shares previously acquired by BCI in March 1994, resulted in BCI acquiring a 30% economic interest in the Company. At the same time, BCI agreed to invest up to an additional $141,106,750 for shares of the Company's Class A Common Stock to maintain its 30% economic interest in the event the Company makes future equity offerings. BCI also acquired an option from Glenn R. Jones and International and certain subsidiaries of International to purchase 2,878,151 shares of the Company's Common Stock, representing all of the Company's Common Stock owned by Mr. Jones, International and such subsidiaries of International in exchange for $19.00 per share, or an aggregate of $54,684,869. The option price or $19.00 per share is exclusive of the exercise price which shall be the market value of the Company's Common Stock at the time of exercise. The Company paid Financial Group a $2,000,000 fee in connection with the transaction for its services in arranging and negotiating the terms of the BCI Agreement. See Item 13, Certain Transactions.

         Also on December 20, 1994:

         (a) The Company, International, Mr. Jones and BCI entered into a Shareholders Agreement providing for, among other matters, certain consent rights of BCI regarding certain major Company transactions and certain rights of BCI to maintain its 30% equity interest in the Company. Pursuant to the terms of the Shareholders Agreement, the Board of Directors of the Company consists of 13 directors: nine members are elected by holders of the Company's Common Stock ("Common Directors") and four members are elected by holders of the Company's Class A Common Stock ("Class A Directors"). Of the four Class A Directors, BCI is entitled to designate for nomination one director and Mr. Jones and BCI are entitled to jointly designate for nomination three directors that are independent directors (as defined). Of the nine Common Directors, Mr. Jones is entitled to designate for nomination seven directors, and BCI is entitled to designate for nomination two directors. BCI and Mr. Jones and International have mutually agreed to vote in favor of their respective nominees or joint nominees to serve on the Company's Board of Directors. Directors of the Company were elected at its annual meeting of shareholders held on July 10, 1995. See Item 10, Directors and Executive Officers of the Company.

         (b) The Company and BCI entered into (i) a Supply and Services Agreement pursuant to which BCI agreed to provide to the Company advice and personnel and (ii) a Secondment Agreement whereby BCI agreed to provide up to ten people for the same period as the Supply and Services Agreement. See Item 13, Certain Transactions.

         (c) Mr. Jones entered into an Employment Agreement with the Company for a period of up to eight years providing for an annual base compensation of $2,500,000, with an annual cost of living index based adjustment. See Item
11, Executive Compensation.

         (d) The Company entered into a Financial Services Agreement with Financial Group to engage Financial Group on an exclusive basis to render financial advisory and related services in connection with the direct or indirect acquisition and disposition of, and investment in, certain lines of business for a fee equal to 90% of fees that would be charged to the Company by unaffiliated third parties for the same or comparable services. Financial Group and BCI have entered into a separate agreement pursuant to which BCI is entitled to receive one-half of the fees earned by Financial Group under the Financial Services Agreement. See Item 13, Certain Transactions.

         (e) BCI acquired (i) a 15% equity interest in Jones Education Networks, Inc., an entity then owned by Mr. Jones and International, for $18,000,000; (ii) a 50% equity interest in Jones Lightwave, Ltd., an entity owned by Mr. Jones and International, for $5,000,000 and loaned Jones Lightwave, Ltd. an additional $5,000,000; and (iii) a 20% equity interest in Jones Entertainment Group, Ltd., an entity owned by Mr. Jones and International, for $7,000,000.

INVESTMENT IN MIND EXTENSION UNIVERSITY, INC.

         During fiscal 1992 and fiscal 1993, the Company invested $10,000,000 in Mind Extension University, Inc. ("ME/U"), an affiliate of International that provides distance educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. In fiscal 1993 and fiscal 1994, the Company also made advances to ME/U totaling $20,000,000. On April 11, 1995, the Company converted its advances to ME/U into shares of the Class A Common Stock of Jones Education Networks, Inc. ("JEN"), the parent company of ME/U. JEN is an affiliate of International and, in addition to its 51% ownership of ME/U, JEN owns an 81% interest in Jones Computer Network, Ltd. The Company now owns a 17% interest in JEN as a result of such conversion. Through the Company's acquisition of the assets of Spacelink (see Item 1, Acquisition of Jones Spacelink, Ltd.), the Company acquired an additional 13% interest in ME/U.

SALE OF 9 5/8% SENIOR NOTES DUE 2000

         On March 23, 1995, the Company received $196,500,000 in net proceeds from the Company's sale of $200,000,000 of 9 5/8% Senior Notes. The Senior Notes will mature on March 15, 2002. Interest is payable semi-annually on March 15 and September 15, commencing September 15, 1995. The Senior Notes are not redeemable prior to maturity and are not subject to any mandatory redemption or sinking fund. The Senior Notes are senior unsecured obligations of the Company ranking equally with all other senior unsecured obligations of the Company.

INCREASE IN THE COMPANY'S AUTHORIZED CLASS A COMMON STOCK

         On July 10, 1995, at the Annual Meeting of the Shareholders of the Company, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Class A Common Stock from 30,000,000 shares to 60,000,000 shares.

INTERNATIONAL INVESTMENTS BY THE COMPANY AND ITS AFFILIATES

         The Company owns a 38% interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation which is 62% owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc ("Bell Cablemedia"), a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depositary Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. Also on July 22, 1994, the Company and certain of its wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. As a result of these transactions, the Company and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom. Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. On October 13, 1994, Spanish Holdings and Jones International Spanish Investments, Inc., a subsidiary of International, transferred all of their interests in their cable/telephony properties in Spain to Bell Cablemedia in exchange for a total of 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. Such shares have been transferred to the Company in repayment of advances made to finance such affiliates' Spanish operations. As a result of this transaction, the Company and its affiliates no longer own any direct interest in cable/telephony properties in Spain.

         Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80% by BCI and 20% by Cable and Wireless plc, an unaffiliated entity. The agreement by the Company, Jones Global Group and Spanish Holdings to contribute their holdings in the United Kingdom and Spain to Bell Cablemedia was contingent upon the successful completion of Bell Cablemedia's initial public offering, which closed on July 22, 1994. The initial offering price for the ADSs was $17.00 per ADS. As part of the initial offering, Jones Global Group sold 1,100,000 ADSs providing net cash proceeds of $17,547,888 to Jones Global Group.

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

         The Company directly or indirectly owns approximately 11.5% of the issued and outstanding shares of Bell Cablemedia. The Company and its wholly owned subsidiaries own 6,225,796 ADSs. The Company also indirectly owns 974,162 ADSs, representing 38% of the 2,563,584 ADSs owned by Jones Global Group and its wholly owned subsidiaries. In the aggregate, the Company's direct and indirect investment in 7,199,958 ADSs had a quoted market value of approximately $134,999,200, based on the quoted market price of $18.75 per ADS on July 14, 1995.

         In fiscal 1995, the Company paid an advisory fee of (pound)414,854 (approximately $632,600) to Financial Group for its services to the Company in connection with the aforementioned transactions.

Jones Global Group paid an advisory fee of (pound)251,812 (approximately $384,000) to Financial Group for its services to Jones Global Group in connection with the aforementioned transactions.

CABLE TELEVISION FRANCHISES

         The cable television systems owned or managed by the Company are constructed and operated under fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") that are generally non-exclusive and are granted by state and/or local governmental authorities. The Company's franchises require that franchise fees ranging from 3% to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. During the next three to five years, the renewal process must commence for a significant number of the franchises for cable television systems owned or managed by the Company and its affiliates. The Company recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. See Item 2, Properties, Cable Television Systems Owned by the Company.

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

COMPETITION

         COMPETITION IN THE INDUSTRY. Cable television systems currently experience competition from several sources.

         High-powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using roof-top or wall-mounted antennas. Companies offering Direct Broadcast Satellite ("DBS") services are using video compression technology to increase channel capacity and to provide a package of movies, network programming and other program services competitive to those of cable television systems. As a practical matter, however DBS cannot offer its subscribers local video services or programming. In addition to a medium-powered satellite distributor that currently offers 72 channels of service, two companies offering high-power DBS services began operations in 1994 and together offer more than 100 channels of service. Other companies have proposed providing similar DBS program packages. In some instances, DBS systems may also serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. Cable television systems may also serve as marketing agents for DBS operators. The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate new interactive television services. This service may also be used as well by the cable television industry. Although the cable industry does not currently provide two-way interactive service from its subscribers' homes to cable television offices, such services can be provided in the future. The ability of DBS service providers to compete with the cable television industry will depend on, among other factors, the availability of equipment at reasonable prices. Although it is not possible at this time to predict the likelihood of success of any DBS services venture, DBS may offer substantial competition to cable television operators.

         Although the Company has not yet encountered competition from a telephone company entering into the cable television business, it is anticipated that the Company's cable television systems will face competition in the near future from telephone companies providing competitive services. Although Federal cross-ownership restrictions have historically limited entry into the cable television business by potentially strong competitors such as telephone companies, proposals recently adopted by the FCC and currently under consideration by Congress, as well as recent litigation regarding the constitutionality of the cable television/telephone company cross-ownership restrictions, should result in elimination of such restrictions, making it possible for companies with considerable resources, and consequently a potentially greater willingness or ability to overbuild, to enter the business. Numerous telephone companies have begun video dialtone projects, and a few have begun seeking cable television franchises from local governmental authorities. See Item 1, Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. The Company cannot predict at this time when and the extent to which telephone companies will provide cable television services within service areas in competition with Company owned or managed cable television systems. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of the Company's owned and managed systems.

         Additional competition is present from private cable television systems known as Master Antenna Television (MATV) and Satellite Master Antenna Television (SMATV) serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners, condominium associations, and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. In 1991, the FCC made available a microwave service to SMATV systems which will facilitate the ability of private cable television systems to distribute video entertainment programming among several SMATV systems within a local area. Private cable systems that do not cross public rights of way or interconnect separately owned and managed buildings are free from the federal regulatory requirements imposed on franchised cable television operators. The telecommunications bill which recently passed the Senate would exempt any facilities that do not use public rights of way (such as SMATVs serving multiple buildings not under common ownership) from the definition of a cable system and thus from franchise and other requirements applicable to cable operators. A number of states have enacted laws to afford operators of franchised cable television systems access to multi-unit dwellings, although some of these statutes have been successfully challenged in the courts.

         Recently, in some areas in which the Company's cable television systems provide cable television service to multi-unit dwellings and similar complexes, companies that install and operate private cable television systems have been installing telephone systems as well as providing cable television services. In some instances the Company has been unable to provide cable television service in buildings in which these private operators have secured exclusive contracts to provide video and telephony services. The Company expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

         Multichannel Multipoint Distribution Service ("MMDS") systems, will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. While the MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration, the previous unavailability of frequency spectrum, programming services and the regulatory delays encountered by MMDS systems in obtaining licenses have delayed the growth of the MMDS industry. To date, the Company has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Company's cable television systems.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

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

         COMPETITION FOR SUBSCRIBERS IN THE COMPANY'S SYSTEMS. The Company owns the cable television systems serving Alexandria, Virginia (the "Alexandria System"), Anne Arundel County, Maryland and Ft. George Meade, Maryland (the "Anne Arundel County System"); Charles County, Maryland (the "Charles County System"); Empire, Georgetown and Idaho Springs, Colorado (the "Clear Creek System"); Hilo, Hawaii (the "Hilo System"); Jefferson County, Colorado and Evergreen, Colorado (the "Jeffco/Evergreen System"); Kenosha, Wisconsin (the "Kenosha System"); North Augusta, South Carolina (the "North Augusta System"); Oxnard, California (the "Oxnard System"); Panama City Beach, Florida (the "Panama City Beach System"); Pima County, Arizona (the "Pima County System"); and Walnut Valley, California (the "Walnut Valley System"). The Alexandria System, Anne Arundel County System, Charles County System, Clear Creek System, Hilo System, Jeffco/Evergreen System, Kenosha System, North Augusta System, Oxnard System, Panama City Beach System, Pima County System and Walnut Valley System may hereinafter collectively be referred to as the "Systems."

         Following is a summary of the competition and potential competition in the Company's Systems:

         Alexandria System: Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic Corporation (collectively "Bell Atlantic"), announced its intention, if permitted by the courts, to build a cable television system in Alexandria, Virginia, and has won a lawsuit to obtain such authority. The case is on appeal. See Item 1, Regulation and Legislation, Ownership and Market Structure. Bell Atlantic is preparing for the construction and operation of a cable telecommunications business in northern Virginia, including the Alexandria metropolitan area. Bell Atlantic represents potential significant competition.
         There are two companies in the system's service area that offer cable television/telephony services to multiple dwelling units pursuant to a revenue sharing arrangement with the property owner. This type of service arrangement represents potential significant competition. There is one MMDS operator in the system's service area; however, due to numerous technical difficulties this operator provides little or no competition. There are four SMATV operators in the system's service area: three operators provide service to three hotels or approximately 500 rooms and one that serves a 1,500 unit apartment complex.

         Anne Arundel System: There are no MMDS operators in the Anne Arundel System's service area. There are two SMATV operators that service customers in an area not provided service by the Anne Arundel System. There are numerous TVRO operators in the system's service area, including Primestar, DSS, Circuit City, Sears and Action TV. However, to date, these operators provide minimal competition. The Anne Arundel System currently shares its service area with North Arundel Cable Television. A significant portion of the Anne Arundel System has been overbuilt, and there is significant competition for subscribers in the overbuilt area. Currently the competition involves the securing of subscribers in new construction areas where both companies offer service and aggressive competition for subscribers in the overbuilt area through promotional offers by both companies. The Anne Arundel System meets the FCC's definition of effective competition, and, thus, its rates are not regulated under the 1992 Cable Act. Bell Atlantic and Southwestern Bell are designing major telecommunications infrastructures with respect to multiple dwelling units in the Baltimore/Washington region. These companies could potentially present significant competition.

         Charles County System: There are no MMDS or SMATV operators in the Charles County System service area. There are three TVRO operations in the service area that provide minimal competition and generally serve rural areas not served by the Charles County System.

         Clear Creek System: There are no MMDS or SMATV operators or TVRO operations in the Clear Creek System's service area. There are a few TVRO operators that provide minimal competition.

         Hilo System: There is one MMDS operator in the Hilo System that provides little competition. There are a few private satellite operators selling home dishes in the Hilo System service area, but they provide minimal competition. DBS service is not yet available in the Hilo System's service area.

         Jefferson County/Evergreen System: There is one MMDS operator in unincorporated Jefferson County whose signal reaches the area, providing minimal competition. The system has lost a 360-unit condominium complex to a SMATV operator. DBS service is available in the system's service area, but DBS provides minimal competition at this time.

         Kenosha System: There are no MMDS operators in the Kenosha System. There is one SMATV operator in a 800-unit apartment complex and no TVRO operations or marketing in the service area. DBS service is available in the Kenosha System's service area, but DBS provides minimal competition at this time.

         North Augusta System: There are no MMDS or SMATV operators in the North Augusta System service area. There are several TVRO operators in the service area, but they provide minimal competition.

         Oxnard System: The local telephone company has received approval from the FCC to build a video dialtone system. The telephone company has indicated that it will have a system activated by early 1996 and that by early 1997 it will have the ability to serve in excess of 80,000 customers in Ventura County, which includes the entire Oxnard System's service area. DBS service is available in the system's service area, but DBS provides minimal competition at this time. There are no MMDS operators in the Oxnard System service area; there are SMATV operators and TVRO operations in the area, but they provide minimal competition.

         Panama City Beach System: The Panama City Beach System has lost basic subscribers and commercial units to an overbuilder. This overbuild continues to provide significant competition and has had an adverse effect on this system's operations. There are two MMDS operators in the Panama City Beach System that do not provide significant competition. There are four SMATV operators serving two condominium complexes and two motels; these operators provide little competition. There are six TVRO dealers, only one of which operates in the System's service area, and that operator provides minimal competition.

         Pima County System: There is one competing MMDS operator in the Pima County System service area that provides significant competition, servicing approximately 28,000 customers, and this operator provides a competitive basic service. There is one active SMATV operator in the Pima County System that is attempting to secure as many multiple dwelling units as possible. The SMATV operator is at a disadvantage because it does not provide local channels. A second active SMATV operator is expected to penetrate the market in the upcoming years. There is one inactive cable operator in an overbuilt area passing approximately 1,200 homes in Pima County. DBS service is available in the Pima System's service area. However, at this time DBS does not provide significant competition due to its high cost and its inability to provide local channels.

         Walnut Valley System: There are no MMDS or SMATV operators in the system's service area. There are no TVRO operations in the Walnut Valley System service area; however, approximately 2% of homes passed have dishes. DBS service is available in the Walnut Valley System's service area, but DBS does not provide significant competition at this time.

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

         CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992. In October 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which amended the 1984 Cable Act. The 1992 Cable Act became effective in December 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, took effect at later dates. This legislation has effected significant changes to the legislative and regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandates a greater degree of regulation of the cable television industry. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, and under the FCC's rules and regulations, substantially all of the Company's franchises were rate deregulated in the mid 1980s. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Company, are again subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers.

         The 1992 Cable Act also (i) eliminated the 5% annual basic rate increase formerly allowed by the 1984 Cable Act without local approval; (ii) requires the FCC to adopt regulations to establish, on the basis of actual costs, the prices for installation of cable service, remote controls, converter boxes and additional outlets; (iii) requires cable operators to permit subscribers to purchase video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service, other than the basic service, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and the franchising authorities more latitude in controlling rates and rejecting rate increase requests.

         In April 1993, the FCC adopted regulations governing the regulation of rates for basic and non-basic services. The regulations became effective on September 1, 1993. The FCC adopted a benchmark regulatory scheme for the regulation of basic and cable programming service rates. However, rather than relying on the benchmark scheme, operators may submit cost-of-service showings to justify rates above the applicable benchmarks. A cable operator that can demonstrate through a cost-of-service showing that rates for basic and non-basic services are justified will not be required to reduce rates or be regulated under the benchmark and price cap system. Franchising authorities may not elect cost-of-service as their primary form of rate regulation but must apply the FCC benchmark system. Except for those operators that filed cost-of-service showings, cable operators whose rates are subject to regulation and that were above September 30, 1992 benchmark levels generally reduced those rates to the benchmark level or by 10%, whichever is less, adjusted forward for inflation. Operators who have not adjusted rates pursuant to the FCC's regulations, or whose cost-of-service showings fail to justify current rates, could be subject to refund liability and interest.

         In February 1994, the FCC revised its benchmark regulations. Effective May 1994, cable television systems not seeking to justify rates with a cost-of-service showing were to reduce rates up to 17% of the rates in effect on September 30, 1992, adjusted for inflation, channel modifications, equipment costs and certain increases in programming costs. Under certain conditions systems were permitted to defer these rate adjustments until July 14, 1994. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17% rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC also announced its intention to investigate cable systems whose rates were substantially above the permitted benchmark levels.

         The FCC also revised its regulations governing the manner in which cable operators may charge subscribers for new channels added to cable programming services tiers. The FCC instituted a three-year flat fee mark-up plan. Commencing on January 1, 1995, operators may charge subscribers up to $.20 per channel for any channels added after May 14, 1994, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional $.30 to cover programming license fees for those channels over the first two years of the three-year period. In year three an additional channel may be added with another $.20 increase in rates. Rates may also increase in the third year to cover any additional costs for the programming for any of the channels added during the entire three year period. Cable operators electing to use the $.20 per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is otherwise permitted under the FCC's regulations.

The FCC has requested further comment on whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         Additionally, the FCC will permit cable operators to exercise their discretion in setting rates for New Product Tiers ("NPTs") so long as, among other conditions, the channels that are subject to rate regulation are priced in conformity with applicable regulations and cable operators do not remove programming services from existing rate-regulated service tiers and offer them on the NPT.

         Also in February 1994, the FCC adopted interim cost-of-service regulations. Rate reductions will not be required where it is demonstrated that rates for basic and other regulated programming services are justified and reasonable under the FCC's cost-of-service standards. The FCC established an interim industry-wide 11.25% rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The offering of packages of a la carte services generated uncertainty as to their proper regulatory treatment. In February 1994, the FCC adopted rules which revised the treatment of a la carte programming offerings by applying various criteria to determine whether a cable operator's a la carte packages should be subject to rate regulation. If an operator was found to have bundled channels in an a la carte package to evade rate regulations, the FCC could impose forfeitures or other sanctions. Local franchising authorities were given the authority, subject to FCC review, to determine whether an a la carte offering should be subject to rate regulation. In a November 1994 action the FCC reversed its policy regarding rate regulation of packages of a la carte services. Any new a la carte services that are offered in a package will be subject to rate regulation by the FCC although not necessarily regulated unless the FCC deems it necessary to do so. The FCC indicated that it could not envision circumstances in which any price for a collective offering of premium channels that had traditionally been offered on a per-channel basis would be found to be unreasonable.

         The Company believes that the regulation of its industry, including the rates charged for regulated services under present FCC rules and the cable industry's restructuring of rates and services in response to the 1992 Cable Act, remains a matter of interest to Congress, the FCC and other regulatory authorities. The Senate and the House of Representatives each recently passed legislation that would amend the rate regulation provisions of the 1992 Cable Act. Under the Senate bill, the FCC could only consider a rate for cable programming services to be unreasonable if it substantially exceeded the national average of services provided by cable systems other than small systems, determined on a per-channel basis as of June 1, 1995, and adjusted, if necessary, on a periodic basis. The House bill, would eliminate rate regulation of cable programming services within a franchise area upon authorization by the FCC to a common carrier to provide video dialtone service, or pursuant to a franchise to provide video programming directly to subscribers, or approximately 15 months after the date of enactment of the bill and after the FCC has completed all actions necessary to prescribe regulations relating to video platforms. Both bills would deregulate rates for the cable programming service tier of a small cable operator, or its basic service tier where such a tier was the only tier offered in a franchise area on December 31, 1994. There can be no assurance as to the final outcome of this legislation, or what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Company.

         The United States Court of Appeals for the District of Columbia Circuit recently released its decision which generally upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act. The court ruled, however, that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The manner in which the FCC will implement the court's ruling which requires it to permit cable operators to account for these cost increases cannot currently be determined. Additionally, one party has requested that the court reconsider its decision based on the status of cable operators as First Amendment speakers.

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

         The 1992 Cable Act contains new signal carriage requirements. These new rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence ("ADI"), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether to require the cable system to negotiate for "retransmission consent" to carry the station. The first such election was made in June 1993. A recent amendment to the Copyright Act of 1976 will in some cases increase the number of stations that may elect must-carry status on cable systems located within such stations' ADI. Cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WTBS). All commercial stations entitled to carriage were to have been carried by June 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of:
(i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, non-commercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. The must-carry provisions for non-commercial stations became effective in December 1992. The FCC adopted rules implementing the must-carry provisions for non-commercial and commercial stations and retransmission consent for commercial stations in March 1993.

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

         In 1993, a federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services has been found unconstitutional, and these decisions have been appealed. Regulations relating to the regulation of rates and the carriage of indecent programming were recently upheld by the United States Court of Appeals for the District of Columbia. It is presently not known whether these decisions will be appealed to the United States Supreme Court.

         The 1992 Cable Act also allows for a greater degree of regulation of the cable industry with respect to, among other things: (i) programming access and exclusivity arrangements; (ii) access to cable channels by unaffiliated programming services; (iii) leased access terms and conditions; (iv) horizontal and vertical ownership of cable systems; (v) franchise renewals; (vi) technical standards; (vii) subscriber privacy; (viii) consumer protection issues; (ix) cable equipment compatibility; and (x) obscene and indecent programming. The 1992 Cable Act required the FCC to establish national customer service standards and the FCC adopted regulations governing office hours, telephone availability, installations, outages, service calls, and billing and refund policies. Additionally, state or municipal authorities may enact laws or regulations which impose stricter or different customer service standards than those set by the FCC.

         The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the Cable Act of 1984 that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise. The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

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

         As part of the same action, the FCC also voted to recommend to Congress that the broadcast/cable cross-ownership restrictions contained in the 1984 Cable Act be repealed and legislation currently pending in Congress might repeal this provision. In order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MMDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems, except that a cable system may acquire a co-located SMATV system if it provides cable service to the SMATV system in accordance with the terms of its cable television franchise. Permitted arrangements in effect as of October 5, 1992 were grandfathered. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems. The Company has no direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and it is thus presently unaffected by the cross-ownership rules.

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

         Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator may own. In general, no cable operators may hold an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal of the United States District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

         The FCC has also adopted rules which limit the number of channels on a cable system that can be occupied by programming in which the entity that owns the cable system has an attributable interest. The limit is 40% of all activated channels.

         Federal cross-ownership restrictions have previously limited entry into the cable television business by potentially strong competitors such as telephone companies. Proposals now under consideration in Congress and recent litigation could lead to the elimination of these restrictions, making it possible for companies with considerable resources, and consequently a potentially greater willingness or ability to overbuild, to enter the business. Even in the absence of changes in the cross-ownership restrictions, the expansion of telephone companies' fiber optic systems may facilitate entry by other video service providers in competition with cable systems. The 1984 Cable Act codified existing FCC cross-ownership regulations, which, in part, prohibit local exchange telephone companies ("LECs"), including the Regional Bell Operating Companies ("RBOCs") from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. This federal cross-ownership rule is particularly important to the cable industry because these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way. Recently, federal district courts in all of the LECS' operating areas have struck down the 1984 Cable Act cable/telephone cross-ownership provision as invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions. The United States Supreme Court has agreed to review the Fourth Circuit decision.

         Before these successful challenges to the cable/telephone cross-ownership prohibition, in order to encourage and develop a competitive video services marketplace, the FCC conducted a wide-ranging inquiry into the participation of the telephone industry in the delivery of cable television services. The FCC concluded that telephone companies should be permitted to provide a video dialtone service that would be similar to the ordinary telephone dialtone and would be able to provide access for consumers to a wide variety of services now provided by cable television systems, as well as new services (including videophone and advanced telecommunications services) which may develop. The Commission has been petitioned to adopt specific accounting rules for telephone companies that provide video dialtone in order to prevent telephone companies from subsidizing video dialtone services with revenues from regulated telephone services.

         Under the FCC's video dialtone regulations, telephone companies will be required to provide access to providers of video services on a common carrier basis, and will be permitted as well to provide directly to their telephone customers their own non-video dialtone and non-video services, subject to certain structural cross-subsidization safeguards. Telephone companies will also be permitted to own up to a 5% interest in a program service provided that the telephone company has some other affiliation with the programmer, such as an agreement to provide equipment or support services. Telephone companies will be able to provide certain non-common carrier activities such as video processing, billing, and collection and joint marketing arrangements.

         All the Bell Operating Companies (except Southwestern Bell) and most of the major independent telephone companies have requested authority from the FCC to provide video dialtone in portions of their service areas, although Bell Atlantic Corporation and U S West have recently indicated their intention to temporarily defer their plans to construct multiple video dialtone systems pending their assessment of new technology, and Ameritech has withdrawn its applications in favor of providing traditional cable service on a stand-alone basis. Ameritech, which operates in Illinois, including in several of the Company's managed systems' service areas, is in the process of securing franchises to provide cable television service in portions of its service area. The Commission has approved a number of video dialtone applications for trials and infomercial service and recently approved a tariff proposing rates, terms and conditions under which Bell Atlantic Corporation will provide a commercial video dialtone service in Dover, New Jersey. Several of the proposed video dialtone systems could compete or will compete directly with the Company and its partnerships' systems. If video dialtone services become widespread in the future, cable television systems could be placed at a competitive disadvantage because cable television systems are required to obtain local franchises to provide cable television service and must comply with a variety of obligations under such franchises.

         In the FCC's video dialtone order, which was part of a comprehensive proceeding examining the circumstances, if any, under which telephone companies should be allowed to provide cable television services, including video programming, to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. The FCC also concluded that the 1984 Cable Act does not require a LEC or its programmer customers to obtain a franchise to provide video dialtone service to the public. This aspect of the FCC's video dialtone order was upheld on appeal by the D.C. Circuit. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company-provided facilities. In its reconsideration order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. The FCC recently issued an order reaffirming its initial video dialtone decision, and this order has been appealed.

         On January 12, 1995, the FCC adopted a further notice of proposed rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been held unconstitutional. The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. It is undecided as to whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming, and has recently concluded that it has legal authority to grant waivers to permit telephone companies to provide programming in their service areas on video dialtone networks.

         The telephone industry has continued to lobby Congress for legislation that will permit LECs to provide video programming directly to consumers within their service areas. Legislation addressing a variety of telecommunications issues, including video dialtone has been adopted both by the Senate and the House of Representatives. Differences between provisions, in the two bills, however, will need to be reconciled in conference and the final outcome of that legislation is still uncertain. If enacted, the legislation will likely provide for video dialtone facilities and services. Neither bill would require a video dialtone facilities provider or customer programmer to obtain a cable franchise as a condition to offering video programming although a telephone company offering services may be required to comply with many requirements imposed on cable operators and to pay fees equivalent to franchise fees. Both bills would condition telephone company provision of cable television services on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations.

         These bills would, among other things, generally prohibit telephone companies from purchasing existing cable systems within their telephone service areas except in certain size markets. Telephone companies providing cable services over cable systems would be required by both bills to obtain a local franchise. Both bills also would allow direct competition between cable television systems and telephone companies in providing telephony services.

         Another court decision, which modifies The Modified Final Judgment in United States v. American Telephone & Telegraph Co., permits the RBOCs to provide information services over their facilities. This decision effectively permits RBOCs to acquire or construct cable television systems outside of their own service areas, and several RBOCs have recently invested or acquired cable television companies.

         PROGRAM ORIGINATION AND EXCLUSIVITY OBLIGATIONS. Cable television systems may originate programs and may present advertising subject to compliance with the FCC's regulations governing political broadcasts, political advertisements and sponsorship identification, and prohibitions on lotteries and obscene programming.

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

         COPYRIGHT MATTERS. The Copyright Act of 1976 grants cable television systems a "compulsory license" to carry distant television signals authorized by the FCC. In consideration for the compulsory license, cable television systems are required to pay royalties to the owners of the copyrighted material which is carried. These copyright royalty payments are based upon a percentage of a cable television system's gross revenues from basic subscriber service. Every cable television system must submit statements of account and royalty payments to the Copyright Office. The Copyright Act contains specific formulas for calculating the amount of the royalty fee. In general, under these formulas, the larger the system and the greater the number of distant signals carried, the greater will be the royalty fees. Failure to comply constitutes copyright infringement and may result in the imposition of fines and other penalties. The distribution of royalties is administered by the Library of Congress which will use arbitration panels to resolve royalty distribution disputes.

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

         TECHNICAL AND REPORTING REQUIREMENTS. The FCC licenses radio, microwave and satellite facilities used by cable television systems. The FCC rules include technical standards for cable television systems with which all systems must comply. The FCC requires cable television systems to file annual reports pertaining to frequency usage, subscriber information and equal employment opportunity practices. The FCC has recently adopted new technical standards, and franchising authorities may not require cable television systems to adhere to standards that are stricter than those of the FCC.

         REGULATORY FEES AND OTHER MATTERS. Pursuant to the dictates of the Communications Act, the FCC has adopted requirements for payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. Currently, cable television systems are required to pay regulatory fees of $0.37 per subscriber per year, which may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Effective September 18, 1995, the per subscriber fee will increase to $0.49. Fees for other FCC licenses are scheduled to increase as well, including licenses for business radio, cable television relay systems (CARS) and earth stations. Those fees however, may not be collected directly from subscribers.

         In addition, the FCC has adopted regulations pursuant to the 1992 Cable Act which require cable systems to permit customers to purchase video programming on a per-channel or a per-event basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally cable systems must become technically capable of complying with the statutory obligation by December 2002. Consistent with its statutory obligations the FCC also has adopted a number of measures for improving compatibility between existing cable systems and consumer electronics equipment, including a prohibition from scrambling program signals carried on the basic tier, absent a waiver. The FCC also is considering whether to extend this prohibition to cover all regulated tiers of programming.

         MISCELLANEOUS. The Communications Act specifically empowers the FCC to impose fines upon cable television system operators for willful or repeated violation of the FCC's rules and regulations. The FCC has adjudicatory authority over pole attachment disputes where a state has not asserted jurisdiction. Pending legislation in Congress would increase significantly future pole attachment rates for cable systems which used pole attachments in connection with the provision of telecommunications services.

                               ITEM 2. PROPERTIES

         The Company leases its principal executive offices from Jones Properties, Inc., a subsidiary of International. The offices consist of a 101,500 square foot office building located in Englewood, Colorado. This building was completed in July 1985. The lease has a 15-year term with three 5-year renewal options at market rates existing at the beginning of the option period. The annual rent is currently $24.00 per square foot, plus operating expenses and will not, by the terms of the lease, exceed such amount during the remainder of the term. The Company subleases approximately 47% of the building to International and certain other affiliates on the same terms and conditions as the primary lease.

         The Company also leases from Jones Panorama Properties, Inc., a wholly-owned subsidiary, an approximate 60,000 square foot office building (the "Panorama Falls Building") located at 9085 E. Mineral Avenue, Englewood, Colorado for a lease price of $12.00 per square foot. The Company has subleased a portion of the Panorama Falls Building to International on the same terms and conditions as the primary lease.

CABLE TELEVISION SYSTEMS OWNED BY THE COMPANY

         The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units, and
(iii) the franchise expiration dates for the cable television systems owned and operated by the Company. The monthly basic plus service rates set forth herein represent, with respect to systems with multiple headends, the basic plus service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of May 31, 1995, the Company-owned cable television systems passed approximately 482,000 homes, representing an approximate 65% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the Company's records and may be subject to adjustments.


                                                                             At May 31,
                                                               ----------------------------------------------
ALEXANDRIA, VIRGINIA                                          1995                  1994                  1993
--------------------                                          ----                  ----                  ----
Monthly basic plus service rate                          $     21.53           $     21.53          $      24.65
Basic subscribers                                             38,497                38,863                35,366
Pay units                                                     32,590                32,524                29,797

Franchise expiration dates:
City of Alexandria                          6/17/2009
Fort Myer                                   12/31/95*

*        Franchise renewal is in process.


                                                                                 At May 31,
                                                               ----------------------------------------------
ANNE ARUNDEL COUNTY, MARYLAND                                 1995                  1994                  1993
-----------------------------                                 ----                  ----                  ----
Monthly basic plus service rate                          $     22.85           $     21.95           $     21.20
Basic subscribers                                             47,786                46,285                43,555
Pay units                                                     42,590                41,682                38,004

Franchise expiration dates:
Anne Arundel County                 5/31/99
Anne Arundel County
         (Heritage Harbor)          12/12/99
North Anne Arundel                  5/31/2000
Ft. George Meade                    9/27/2008


                                                                                 At May 31,
                                                               ----------------------------------------------
CHARLES COUNTY, MARYLAND                                      1995                  1994                  1993
------------------------                                      ----                  ----                  ----
Monthly basic plus service rate                          $     24.80           $     24.80           $     23.59
Basic subscribers                                             22,702                21,690                20,784
Pay units                                                     34,186                32,578                31,460

Franchise expiration dates:
Indian Head Naval Center            12/31/2003
Town of Indian Head                 2/1/97
Town of LaPlata                     5/25/97


                                                                                At May 31,
                                                               ----------------------------------------------
CLEAR CREEK, COLORADO                                         1995                  1994                  1993
---------------------                                         ----                  ----                  ----
Monthly basic plus service rate                            $   21.97             $   21.97             $   22.60
Basic subscribers                                              1,587                 1,585                 1,537
Pay units                                                        933                   948                   981

Franchise expiration dates:
Clear Creek County                  2/6/2009
Town of Empire                      6/6/2003
Town of Georgetown                  10/13/2002
City of Idaho Springs               3/7/97
Town of Silver Plume                6/27/2013


                                                                                 At May 31,
                                                               ----------------------------------------------
HILO, HAWAII                                                  1995                  1994                  1993
------------                                                  ----                  ----                  ----
Monthly basic plus service rate                            $   21.57             $   21.68             $   21.45
Basic subscribers                                             17,140                16,696                15,924
Pay units                                                     13,516                12,810                11,468

Franchise expiration dates
of all franchises in the
Hilo, Hawaii System                 12/31/96


                                                                                 At May 31,
                                                               ----------------------------------------------
JEFFERSON COUNTY/                                             1995                  1994                  1993
                                                              ----                  ----                  ----
EVERGREEN, COLORADO
Monthly basic plus service rate                          $     23.06           $     22.06           $     21.25
Basic subscribers                                             24,538                23,027                21,613
Pay units                                                     25,069                24,880                22,687

Franchise expiration dates:
Arapahoe County                     2/21/99
Jeffco/Televents                    9/30/95*
Jefferson County                    9/30/95*
Ken Caryl Ranch/The Valley          Indefinite
Town of Morrison                    6/4/2012

* Franchise renewal is in process. The Company does not believe there are any material issues to be resolved in connection with these renewals.


                                                                                 At May 31,
                                                               ----------------------------------------------
KENOSHA, WISCONSIN                                            1995                  1994                  1993
------------------                                            ----                  ----                  ----
Monthly basic plus service rate                            $   19.94             $   21.18             $   22.95
Basic subscribers                                             27,056                25,047                23,188
Pay units                                                     18,937                18,175                17,934

Franchise expiration dates:
City of Kenosha                     7/05/98
Village of Pleasant Prairie         2/6/2001
Town of Somers                      9/25/2000


                                                                                                     At Acquisition
                                                                        At May 31,                   (December 15
                                                               -----------------------------        -----------------
NORTH AUGUSTA, SOUTH CAROLINA                                 1995                  1994                 1993)
-----------------------------                                 ----                  ----                 -----
Monthly basic plus service rate                          $     21.45           $     21.45           $     21.45
Basic subscribers                                             15,477                15,065                15,080
Pay units                                                     10,157                 9,680                 7,221

Franchise expiration dates:
City of Thomson                             3/31/2000

Town of Dearing                             12/5/2003
County of McDuffie                          11/4/2000
City of North Augusta                       3/31/2000
County of Aiken, SC                         6/6/2007
Town of Trenton, SC                         11/9/2003
County of Edgefield, SC                     6/2/2000


                                                                                 At May 31,
                                                               ----------------------------------------------
OXNARD, CALIFORNIA                                            1995                  1994                  1993
------------------                                            ----                  ----                  ----
Monthly basic plus service rate                            $   19.15             $   20.00             $   23.95
Basic subscribers                                             39,032                37,338                35,953
Pay units                                                     25,952                23,851                22,237

Franchise expiration dates:
City of Oxnard                              11/12/97
City of Port Hueneme                        2/27/2007
Port Hueneme Naval Base                     2/16/2004
Ventura County                              11/29/2003


                                                                                 At May 31,
                                                               ----------------------------------------------
PANAMA CITY BEACH, FLORIDA                                    1995                  1994                  1993
--------------------------                                    ----                  ----                  ----
Monthly basic plus service rate                            $   21.10             $   21.20             $   21.20
Basic subscribers*                                             7,893                 8,406                 7,984
Pay units**                                                    5,966                 9,399                 5,522

* During fiscal 1995, the Panama City Beach has lost subscribers to an overbuilder. (See Item 1, Competition for Subscribers in the Company's Systems.)

** The number of pay units in the system has vacillated during fiscal years 1994 and 1995 due to pay unit marketing promotions. These marketing promotions resulted in periodic increases in pay units, followed by decreases in pay units upon the expiration of the promotional period.

Franchise expiration dates:
City of Panama City Beach           6/10/2000
Bay County                          4/5/2003


                                                                                  At May 31,
                                                               ----------------------------------------------
PIMA COUNTY, ARIZONA                                          1995                  1994                  1993
--------------------                                          ----                  ----                  ----
Monthly basic plus service rate                          $     24.00           $     22.50           $     23.20
Basic subscribers                                             53,279                49,311                46,739
Pay units                                                     35,084                32,442                30,529

Franchise expiration dates:
Town of Marana                      9/19/2003

Town of Oro Valley                          7/10/97
Pima County
         Area A                             7/27/97
         Area B                             7/27/97
         Area C                             7/6/96
Tucson Nat'l Golf Club                      12/31/96


                                                                                 At May 31,
                                                               ----------------------------------------------
WALNUT VALLEY, CALIFORNIA                                     1995                  1994                  1993
-------------------------                                     ----                  ----                  ----
Monthly basic plus service rate                          $     22.06           $     22.74           $     23.75
Basic subscribers                                             18,669                17,790                17,193
Pay units                                                     13,290                13,097                13,375

Franchise expiration dates:

City of Diamond Bar                         5/97
Los Angeles County                          11/95*

*        Franchise renewal is in process.

PROGRAMMING SERVICES

         Programming services provided by the Company's cable television systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional cable network services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS) and a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel.)

                            ITEM 3. LEGAL PROCEEDINGS

         On February 22, 1994, the Company and Jones Group were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in Jones Intercable Investors, L.P. (the "Partnership"), a master limited partnership in which the Company is general partner. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc. et al, Case No. CV 94-3652 was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. As originally filed, the suit sought rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the Company, which sale was completed on November 2, 1992. It also sought a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale and an accounting and other equitable relief. The plaintiffs also alleged that the $1,800,000 commission paid to Jones Group by the Partnership in connection with such sale was improper, and asked the Court to order that such commission be repaid to the Partnership.

         Under the terms of the partnership agreement of the Partnership, the Company has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by the Company upon such sale was approximately $73,200,000. The amount of damages being sought by the plaintiffs has not yet been specified.

         On October 21, 1994, plaintiffs filed a motion to dismiss Jones Group in response to Jones Group's argument that Missouri lacked personal jurisdiction over it. Plaintiffs' motion was granted, and plaintiffs then filed an action in Colorado against Jones Group seeking a return of the brokerage commission.

         The Company and Jones Group filed motions for summary judgment in the Missouri and Colorado cases, respectively. The Missouri court granted the Company's motion in part and dismissed all counts of the Complaint for rescission. It also struck the plaintiffs' jury demand. The Colorado court also granted Jones Group's motion in part finding that the payment of the brokerage commission was not a breach of the partnership agreement, but leaving for trial the issue of whether such payment constituted a breach of fiduciary duty.

         Subsequently, the plaintiffs have filed an amended complaint in the Missouri case, recasting their allegations in terms of breach of contract, common law fraud, conversion and breach of fiduciary duty. The plaintiffs have reasserted their right to a jury trial.

         The Company has conducted written discovery in the form of interrogatories and requests for production of documents, and has noticed the depositions of plaintiffs and plaintiffs' expert. No trial date has been set in the Missouri case or in the Colorado case. Because discovery has just commenced, it is premature to present a realistic evaluation of the probability of a favorable or unfavorable outcome. However, the Company believes both that the appraisals were proper and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. The Company further believes that its defenses are meritorious and it intends to vigorously defend the litigation.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

         The Company's Common Stock and Class A Common Stock are traded in the over-the-counter market and authorized for quotation on the National Market System operated by the National Association of Securities Dealers, Inc. (NASDAQ), under the following symbols:

                               Common Stock - JOIN
                          Class A Common Stock - JOINA

         The following table shows the high and low prices as quoted on the NASDAQ/National Market System for each quarterly period of fiscal 1995 and 1994 for each class of the Company's stock:


                                                         Common Stock                   Class A Common Stock
                                                         ------------                   --------------------
                                                    High              Low              High              Low
                                                    ----              ---              ----              ---
1995     First Quarter                            15  7/8           11  1/2           15  3/8          12
         Second Quarter                           15  1/2           13  1/2           15  3/8          13 5/16
         Third Quarter                            16  1/4           11  3/8           16  1/4          11  3/8
         Fourth Quarter                           17  1/2           13  3/4           17  1/2          13  1/4



                                                         Common Stock                   Class A Common Stock
                                                         ------------                   --------------------
                                                    High              Low              High              Low
                                                    ----              ---              ----              ---
1994     First Quarter                            14  3/4           11                15  1/4          11  1/4
         Second Quarter                           20                13  1/4           19               12  1/2
         Third Quarter                            20  1/4           14  7/8           20  1/4          15
         Fourth Quarter                           15  3/4           10  3/8           15  5/8          11

         At May 31, 1995, the Common Stock and Class A Common Stock of the Company were held of record by 818 and 1,589 shareholders, respectively.

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


                                              1995                1994              1993              1992               1991
                                           -----------         ----------        ----------        ----------         ----------
                                                                     (in thousands except per share data)
REVENUES:
  Cable Television Revenue
    Subscriber service fees             $   114,020        $   100,902       $    92,714        $    78,748         $   73,934
    Management fees                          19,508             17,360            17,104             16,220             14,772
    Fund fees and distributions                 -                 -                -                 26,790              4,283
  Non-cable Revenue                          17,418              8,217             7,352              6,090              3,174
                                        -----------        -----------       -----------        -----------         ----------
TOTAL REVENUES                              150,946            126,479           117,170            127,848             96,163
                                        -----------        -----------       -----------        -----------         ----------
COSTS AND EXPENSES:
  Cable Television Expenses
    Operating expenses                       64,714             53,036            50,737             39,579             39,753
    General and administrative                7,887              8,715             7,650              6,681              4,985
  Non-cable operating, general and
    administrative                           18,996              8,637             7,551              6,358              4,308
  Depreciation and amortization              45,897             43,831            42,720             39,586             39,670
                                        -----------        -----------       -----------        -----------         ----------
OPERATING INCOME                        $    13,452        $    12,260       $     8,512        $    35,644         $    7,447
                                        ===========        ===========       ===========        ===========         ==========
INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEMS         $    (4,001)       $   (25,277)      $   (40,266)       $    23,383         $  (45,030)
INCOME TAX BENEFIT
  (PROVISION)                                   -                 -                 -                (7,389)              -
                                        -----------        -----------       -----------        -----------         ----------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                        (4,001)           (25,277)          (40,266)            15,994            (45,030)

Extraordinary items-
  Gain (loss) on early
  extinguishment of debt                        -                 -              (20,386)            (2,504)            11,419
Tax benefit from loss carry-
  forward utilization                           -                 -                -                  6,089              -
Cumulative effect of change
  in accounting method-
    Change in method of
    accounting for income taxes                 -                 -                3,862              -                  -
                                        -----------        -----------       -----------        -----------         ----------
NET INCOME (LOSS)                       $    (4,001)       $   (25,277)      $   (56,790)       $    19,579         $  (33,611)
                                        ===========        ===========       ===========        ===========         ==========
PRIMARY EARNINGS (LOSS)
  PER SHARE:
    Income (loss) before
      extraordinary items               $     (.16)        $    (1.43)       $    (2.82)        $      1.30         $    (3.71)
    Extraordinary items                         -                 -               (1.43)                .29                .94
    Accounting change                           -                 -                 .27                 -                   -
                                        -----------        -----------       -----------        -----------         ----------
                                        $     (.16)        $    (1.43)       $    (3.98)        $      1.59         $    (2.77)
                                        ===========        ===========       ===========        ===========         ==========
FULLY DILUTED EARNINGS
  PER SHARE:*
    Income before extra-
      ordinary items                                                                            $      1.27
    Extraordinary items                                                                                 .26
                                                                                                -----------
                                                                                                $      1.53
                                                                                                ===========
WEIGHTED AVERAGE
  SHARES OUTSTANDING:*
    Primary                                  24,848             17,662            14,277             12,294             12,153
                                        ===========        ===========       ===========        ===========         ==========
    Fully diluted                                                                                    13,828
                                                                                                ===========
TOTAL ASSETS                            $   799,771        $   448,485       $   399,572        $   357,252         $  400,338
                                        ===========        ===========       ===========        ===========         ==========
TOTAL DEBT                              $   481,358        $   343,907       $   327,214        $   299,300         $  345,678
                                        ===========        ===========       ===========        ===========         ==========
SHAREHOLDERS'
  INVESTMENT (DEFICIT)                  $   265,437        $    62,043       $    31,649        $    26,875         $   (2,653)
                                        ===========        ===========       ===========        ===========         ==========


*Fully diluted earnings per share effect is not presented for years in which the calculation was either insignificant or anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         RESULTS OF OPERATIONS

         Year Ended May 31, 1995 Compared to 1994

         Total Revenues

         Historically, the Company has derived its revenues from three primary sources: subscriber service fees from Company-owned cable television systems, management fees from revenues earned by managed partnerships, and fees and distributions payable upon the sale of cable television properties owned by managed partnerships. The Company now also derives revenue from certain non-cable television subsidiaries. Total revenues for the fiscal year ended May 31, 1995 increased $24,467,000, or 19%, from $126,479,000 reported in fiscal
1994 to $150,946,000, reported in fiscal 1995. This increase is reflective of the Company's acquisition of Spacelink's assets on December 20, 1994, and the purchase of the cable television system serving North Augusta, South Carolina (the "North Augusta System") in December 1993. The positive effect on revenue of these acquisitions was somewhat offset by the sale of the Company's Gaston County, North Carolina cable television system (the "Gaston System") on July 25, 1994. On a pro forma basis, disregarding the effect of these acquisitions and sales, total revenues increased $8,317,000, or 7%, for the year ended May 31, 1995 as compared to fiscal 1994.

         Subscriber Service Fees

         The Company's subscriber service fees increased $13,118,000, or 13%, from $100,902,000 in fiscal 1994 to $114,020,000 in fiscal 1995. The Spacelink acquisition, the North Augusta System purchase and the sale of the Gaston System accounted for approximately $8,765,000, or 67%, of this increase. Disregarding the effect of such transactions, subscriber service fees increased $4,353,000, or 5%. This increase is due to increases in basic subscribers and premium subscriptions and increases in advertising sales revenue, which somewhat mitigated the effect of the reduction in basic rates due to rate regulations issued by the FCC in implementing the 1992 Cable Act.

         Management Fees

         The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $19,508,000 for fiscal 1995 as compared to $17,360,000 in fiscal 1994, an increase of approximately 12%. The growth of management fee revenue is the result of the acquisition of Spacelink's assets, which included general partner interests in a number of managed limited partnerships, as well as increases in operating revenues of the Company's managed partnerships. Partnership revenues increased as a result of increases in basic subscribers, increases in advertising sales revenue and increases in revenues from the installation of service. Disregarding the effect of the acquisition of Spacelink's assets, management fees increased approximately 7 percent.

         Fund Fees and Distributions

         In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of fund fees and distributions upon the sale of cable television properties owned by such partnerships. No such revenues were received during the fiscal years ended May 31, 1995, 1994 or 1993.

         Non-Cable Revenue

         The Company also now operates a number of non-cable subsidiaries. Such subsidiaries include Jones Satellite Programming ("JSP"), a distributor of satellite programming to satellite dish owners; Jones

Futurex, Inc. ("Futurex"), a manufacturer of various electronic components; and Jones Satellite Networks, Inc. ("JSN"), a distributor of radio programming to radio stations. Futurex and JSN were acquired as part of the Spacelink acquisition. Non-cable revenue totaled $17,418,000 for the year ended May 31, 1995 compared to $8,217,000 in fiscal 1994, an increase of 112%. The acquisition of Futurex and JSN accounted for $6,404,000, or 70%, of the increase in revenue. The remainder of the increase is due to an increase in revenues of JSP.

         Costs and Expenses

         Operating, general and administrative expenses consist primarily of costs associated with the administration of Company-owned cable television systems, the administration of managed partnerships and the administration of the non-cable television entities. The Company is reimbursed by its managed partnerships for costs associated with the administration of the partnerships. The principal administrative cost components are salaries paid to corporate and system personnel, programming expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Cable operating expenses increased $11,678,000, or 22%, from $53,036,000 in fiscal 1994 to $64,714,000 for the year ended May 31, 1995. The acquisition of Spacelink's assets and the purchase of the North Augusta System, net of the sale of the Gaston System accounted for $6,215,000, or 53%, of this increase. Disregarding the effect of these transactions, cable operating expenses increased $5,463,000, or 11%. This increase was due primarily to increases in premium and satellite programming costs. In addition, the Company incurred marketing, public relations and other costs associated with the FCC's rate regulations.

         Cable general and administrative expenses decreased $828,000, or 10%, from $8,715,000 in fiscal 1994 to $7,887,000 for the year ended May 31, 1995. The decrease was due primarily to a decrease in transponder fees paid to an affiliate.

         Non-cable operating, general and administrative expense increased $10,359,000, from $8,637,000 in fiscal 1994 to $18,996,000 for the year ended
May 31, 1995. The acquisition of Futurex and JSN accounted for $7,025,000, or 68%, of this increase. The remainder of the increase was due to increases in the expenses of JSP.

         Depreciation and amortization expense increased $2,066,000, or 5%, for the fiscal year ended May 31, 1995 totaling $45,897,000 in the current year compared to $43,831,000 for fiscal 1994. This increase was due to the acquisition of Spacelink's assets, the purchase of the North Augusta System and to capital additions in fiscal 1994 and 1995.

         Interest expense increased $3,750,000, or 10%, from $36,189,000 in fiscal 1994 to $39,939,000 for the year ended May 31, 1995. This increase is due primarily to the sale of $200 million of Senior Notes on March 23, 1995. The increase was offset, in part, by a reduction in interest expense on the Company's credit facility due to lower outstanding balances in fiscal 1995.

         Equity in losses of affiliated entities decreased $1,643,000, or 36%, from $4,624,000 in fiscal 1994 to $2,981,000 for the year ended May 31, 1995. This decrease was due to the elimination of equity losses recognized on the Company's foreign investments as well as increase in income recognized by the Company related to its investment in Jones Intercable Investors, L.P., a Company-managed limited partnership. In July 1994, the Company converted its foreign investments into stock of Bell Cablemedia. The investment in Bell Cablemedia is accounted for using the cost method.

         Interest income increased $4,957,000, or 106%, for the year ended May 31, 1995 from $4,695,000 in fiscal 1994 to $9,652,000 in the current fiscal year. This increase was due primarily to the increase in the Company's cash on hand during fiscal 1995 resulting from the BCI investment in December 1994 and the sale of $200 million of Senior Notes in March 1995.

         The Company recognized a gain of $15,496,000 in July 1994 on the sale of its Gaston System. No such gains were recognized in fiscal 1994.

         Net Loss

         Net loss decreased $21,276,000, or 84%, from $25,277,000 in fiscal 1994 to $4,001,000 for the year ended May 31, 1995. This decrease was due primarily to the gain on the sale of the Gaston System recognized and the increase in interest income in fiscal 1995.

         Year Ended May 31, 1994 Compared to 1993

         Subscriber Service Fees

         In Fiscal 1994, the Company's subscriber service fees increased $8,188,000, or 9%, from $92,714,000 in fiscal 1993 to $100,902,000 in fiscal
1994. The net effect of the purchase of the Alexandria System and North Augusta System and the sale of the San Diego System accounted for approximately $5,856,000, or 72%, of the increase. In addition, increases in the number of basic subscribers, as well as increases in revenue from premium service, pay-per-view, advertising sales and installation of service somewhat mitigated the effect of the reduction in the Company's basic rates due to rate regulations issued by the FCC in implementing the 1992 Cable Act.

         Management Fees

         Management fees increased approximately 2%, from $17,104,000 in fiscal 1993 to $17,360,000 in fiscal 1994. Partnership revenues increased as a result of increases in basic subscribers as well as increases in revenues from pay-per-view, advertising sales and the installation of service. These increases somewhat mitigated the effect of the reduction in basic rates in the Company's managed partnerships due to the FCC's basic rate regulations.

         Non-Cable Revenue

         Non-cable revenue increased $865,000, or 12%, from $7,352,000 for the year ended May 31, 1994 to $8,217,000 in fiscal 1993. This increase was due to an increase in the revenues of JSP.

         Costs and Expenses

         For the year ended May 31, 1994, cable operating expenses increased $2,299,000, or 5%, from $50,737,000 in fiscal 1993 to $53,036,000 in fiscal
1994. This increase was due to the purchase of the Alexandria System and the North Augusta System, net of the sale of the San Diego System as well as increases in personnel costs, satellite fees, premium service fees and advertising costs. Such increases were significantly mitigated by a decrease in non-cash compensation expense between years of $3,928,000 related to the granting of Class A Common Stock options.

         For the year ended May 31, 1994, cable general and administrative expense increased $1,065,000, or 14%, from $7,650,000 in fiscal 1993 to $8,715,000 in fiscal 1994. This increase was due primarily to an increase in transponder fees paid to an affiliate.

         For the year ended May 31, 1994, non-cable operating, general and administrative expenses increased $1,086,000, or 14%, from $7,551,000 in fiscal 1993 to $8,637,000 in fiscal 1994. This increase was due to increases in the expenses of JSP, which consist primarily of programming costs.

         Depreciation and amortization expense increased $1,111,000, or 3%, for the fiscal year ended May 31, 1994 totaling $42,720,000 in fiscal 1993 and $43,831,000 in fiscal 1994. This increase was due to the purchase of the Alexandria System in November 1992 and the purchase of the North Augusta System in December 1993.

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

         Equity in losses of affiliated entities increased $1,724,000, or 59%, from $2,900,000 reported for the year ended May 31, 1993 to $4,624,000 reported in fiscal 1994. This increase was primarily the result of losses recognized by the Company related to its 25% investment in Mind Extension University, Inc. as well as increased losses recognized from the Company's United Kingdom investments.

         Interest income increased $635,000, or 16%, for the year ended May 31, 1994 from $4,060,000 reported in fiscal 1993 to $4,695,000 reported in fiscal 1994. This increase was due to higher average balances outstanding from certain managed partnerships as well as interest income earned on advances made to Mind Extension University, Inc.

         For the year ended May 31, 1994, net loss decreased $31,513,000, from $56,790,000 in fiscal 1993 to $25,277,000 in fiscal 1994. This decrease was due primarily to a loss on early extinguishment of debt recognized in fiscal 1993.

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

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations generally require rate reductions, absent a successful cost-of-service showing, equal to 17% of the rates in effect on September 30, 1992, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         After analyzing the effects of the two methods of rate regulation, the Company elected to file cost-of-service showings for the following Company-owned cable television systems: Jefferson County, Colorado; Charles County, Maryland; Pima County, Arizona; Alexandria, Virginia; and North Augusta, South Carolina. For these systems, the Company anticipates no further reductions in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the cost-of-service showings will prevent further rate reductions until such final approvals are received. The Company complied with the February 22, 1994 benchmark regulations and reduced rates in its Oxnard and Walnut Valley, California; Hilo, Hawaii; Panama City Beach, Florida; and Kenosha, Wisconsin cable television systems. The Company will continue its efforts to mitigate the effect of such rate reductions in these systems. The Company's Anne Arundel, Maryland cable television system is subject to effective competition as defined by the 1992 Cable Act, and as a result, is not subject to rate regulation.

         The FCC's rate regulations contain provisions for increasing rates for added channels, external costs and inflation. The Company has been able to increase rates recently in certain of its systems under such provisions. Such increases, together with a reduction in the cost of implementing the 1992 Cable Act, will cause the Company's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others to enter the cable television business. See Item 1.

         FINANCIAL CONDITION

         The Company intends to grow by implementing a balanced strategy directed at acquiring cable television systems from Company-managed limited partnerships and from third parties. In addition, the Company may purchase cable television systems from its managed partnerships, and then trade such properties for cable television properties owned by unaffiliated parties. The Company will attempt to cluster systems in certain markets as opportunities arise. The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to implement new services as they are developed and become economically viable. Such acquisitions and capital expenditures are subject to the availability of cash generated from operations, debt and/or equity financing. The capital resources to accomplish these strategies are expected to be provided by the items discussed below.

         In May 1994, the Company and Bell Canada International Inc. ("BCI") entered into an agreement whereby BCI agreed to acquire an approximate 30 percent economic interest in the Company through the purchase of Class A Common Stock of the Company. The shareholders of the Company approved the transaction on December 19, 1994. Under the terms of the agreement, BCI will invest $400 million over time. To date, BCI has purchased 9,914,300 shares of the Company's Class A Common Stock for approximately $258,900,000 resulting in BCI owning an approximate 30 percent economic interest in the Company. The Company used a portion of the proceeds from BCI's investments to repay outstanding debt balances on the Company's and Spacelink's credit facilities, with the remainder being held for future needs. BCI has committed to invest an additional $141,100,000 to maintain its 30 percent interest in the event the Company offers additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the $400,000,000 commitment.

         On March 23, 1995, the Company sold $200 million of 9 5/8% Senior Notes due 2002. The Senior Notes mature on March 15, 2002. Interest is payable semi-annually. The Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund.

         On December 8, 1992, the Company entered into a $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of borrowings available under this agreement was $300,000,000 through May 31,1995, after which availability is reduced quarterly until expiration on November 30, 2000. The maximum amount available will reduce 14 1/2% to $256,500,000 during fiscal 1996. As of May 31, 1995, no amounts were outstanding under this credit agreement. Interest on amounts outstanding under the credit agreement range from LIBOR plus .75% to LIBOR plus 1.625% depending upon whether certain financial ratios have been achieved. For the year ended May 31, 1995, the Company's effective interest rate on amounts outstanding under the credit agreement was 7.51%.

         The Company's cash balance at May 31, 1995, was $271,311,000. Such balance reflects the remaining cash, after repaying certain debt amounts, from the investments in the Company by BCI and the proceeds from the sale of the $200 million of Senior Notes. It is anticipated that this cash will be used for the acquisitions discussed below.

         From time to time, the Company has made loans to its managed limited partnerships, although it is not required to do so. As of May 31, 1995, the Company had advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $9,869,000, a decrease of approximately $5,742,000 over the amount advanced at May 31, 1994. A significant portion of these advances represent funds for capital expansion and improvements of properties owned by partnerships where additional credit sources were not then available to the partnerships. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

         The Company has sufficient liquidity from cash on hand, cash generated from operations and availability under its credit facility to meet its current operational needs.

         In conjunction with the Company's acquisition strategy, the Company has entered into the following agreements:

         On February 22, 1995, the Company entered into a purchase and sale agreement with Cable TV Fund 12-B, Ltd., a Colorado limited partnership ("Fund 12-B"), one of the Company's managed limited partnerships that owns the cable television system serving areas in and around Augusta, Georgia (the "Augusta System"), providing for the sale by Fund 12-B to the Company of the Augusta System for a purchase price of $141,718,000 in cash, subject to normal closing adjustments. The purchase price was determined by averaging the three separate independent appraisals of the fair market value of the Augusta system as of December 31, 1994. In July 1995, the Company was informed by one of the three appraisers of the Augusta System that, taking into account the regulatory, legislative and competitive developments in the cable television industry since December 31, 1994, their appraised value of the Augusta System would be increased. In July 1995, the Company and Fund 12-B accordingly amended the purchase and sale agreement to increase the purchase price for the Augusta System from $141,718,000 to $142,618,000 to reflect this increased appraised value. The closing of the acquisition of the Augusta System is subject to a number of conditions including the approval of the holders of a majority of the limited partnership interests in Fund 12-B. The Company believes that the approval of the limited partners will be received. The Company expects that its acquisition of the Augusta System will occur during 1995. The Company, as general partner of Fund 12-B, expects to receive a distribution from Fund 12-B of approximately $12,985,000 upon the closing of the transaction. The Augusta System passes approximately 102,000 homes and serves approximately 66,600 basic subscribers. The Augusta System is contiguous with the cable television system owned by the Company serving areas in and around North Augusta, South Carolina ("The North Augusta System"). Together, the Augusta System and the North Augusta System will, upon closing of the Company's acquisition of the Augusta System, form an operating cluster that will serve approximately 81,700 basic subscribers and pass approximately 125,700 homes.

         On May 31, 1995, the Company entered into Asset Purchase Agreements with Cablevision of Manassas Park, Inc. and Benchmark/Manassas Cable Fund, Ltd. to acquire cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in Virginia (the "Virginia Systems"). The purchase price for the Virginia Systems is $71,100,000, subject to normal closing adjustments. The Virginia Systems serve approximately 26,000 basic subscribers, and are located approximately 20 miles from the Company's wholly-owned cable television system serving Alexandria, Virginia. The Company believes that the acquisition of the Virginia Systems, if completed, will add to its existing presence in the Washington, DC/Baltimore metropolitan area where the Company owns or manages, on behalf of certain of its limited partnerships, an aggregate of approximately 123,000 basic subscribers. The acquisition of the Virginia Systems is subject to a number of conditions, including the approval of the applicable governmental authorities to the transfer of the franchises for the Virginia Systems, the approval of the Department of Justice and the Federal Trade Commission pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the consent of various other third parties. These transactions are expected to close during 1995. The Company will pay Jones Financial Group a fee of $896,000 for acting as its financial advisor in connection with these transactions.

         On June 30, 1995, the Company entered into an agreement with Columbia Associates, L.P., an unaffiliated party, to acquire the cable television systems serving Dale City, Lake Ridge, Woodbridge, Fort Belvoir, Triangle, Dumfries, Quatico, Accoquan and portions of Prince William County, all in the state of Virginia. These systems serve approximately 50,000 subscribers. The purchase price is $123,000,000. The acquisition of such systems is subject to a number of conditions including the consent of governmental franchising authorities and other regulatory authorities having jurisdiction, and other matters. Funding is expected to be provided from cash on hand and from available borrowing under the Company's credit facility. The Company will pay Jones Financial
Group a fee of $1,328,400 for acting as its financial advisor in connection with this transaction.

         On August 11, 1995, the Company entered into a purchase and sale agreement with IDS/Jones Growth partners 87-A, Ltd., a Colorado limited partnership, one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The purchase price is $44,235,333, which is the average of three separate independent appraisals of the fair market value of the Carmel System. The Carmel System passes approximately 24,400 homes and serves approximately 18,500 basic subscribers. The Company expects to acquire and to trade the Carmel System, along with certain other properties, to an unaffiliated cable television system operator during 1995, as discussed below.

         On August 11, 1995, the Company entered into a purchase and sale agreement with Jones Cable Income Fund 1-B, Ltd., a Colorado limited partnership, one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The purchase price is $18,347,667, which is the average of three separate independent appraisals of the fair market value of the Orangeburg System. The Orangeburg System passes approximately 16,530 homes and services approximately 12,000 basic subscribers. The Company expects to acquire and then to trade the Orangeburg System, along with certain other properties, to an unaffiliated cable television system operator during 1995, as discussed below.

         On August 11, 1995, the Company entered into a purchase and sale agreement with the Cable TV Fund 12-BCD Venture, a joint venture of three of the Company's managed limited partnerships, to acquire from the Venture the cable television system serving areas in and around Tampa, Florida (the "Tampa System"). The purchase price is $110,395,667, which is the average of three separate independent appraisals of the fair market value of the Tampa System. The Tampa System passes approximately

125,000 homes and serves approximately 62,500 basic subscribers. The Company expects to acquire and then to trade the Tampa System, along with certain other properties, to an unaffiliated cable television system operator during 1995, as discussed below.

         On August 11, 1995, the Company entered into an Asset Exchange Agreement (the "Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the Exchange Agreement, the Company will convey to TWEAN substantially all of the assets of the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000 (subject to normal closing adjustments). In return, the Company will receive from TWEAN substantially all of the assets of the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Prince George's County, Seat Pleasant and Upper Marlboro, Maryland, portions of Fairfax County, Virginia.

         The closing of the transaction contemplated by the Exchange Agreement is subject to customary closing conditions, including obtaining necessary governmental and other third party consents. The parties intend to complete the transaction by the end of 1995, but there can be no assurances that all conditions will be satisfied or waived by that time. Either party may terminate the Exchange Agreement if the transaction is not completed on or before June 30, 1996. The Company will pay Financial Group, an affiliate of the Company, a $1,667,723 fee upon the completion of the transaction as compensation to it for acting as the Company's financial advisor in connection with this exchange.

         The Company purchased property, plant and equipment totaling approximately $44,958,000 during the year ended May 31, 1995. Such expenditures were principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Alexandria, Virginia; North Augusta, South Carolina and Anne Arundel, Maryland systems; and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Anne Arundel, Maryland and Charles County, Maryland systems. Estimated capital expenditures, excluding acquisitions, through May 31, 1996 are approximately $40,000,000. Funding for such expenditures is expected to be provided by cash on hand and cash generated from operations.

         On December 19, 1994, the shareholders of the Company approved an Exchange Agreement and Plan of Reorganization and Liquidation dated May 31, 1994, as amended, between the Company and Jones Spacelink, Ltd. ("Spacelink") providing for the acquisition by the Company of substantially all of the assets of Spacelink and the assumption by the Company of all of the liabilities of Spacelink. On December 20, 1994, the Company acquired all of the assets of Spacelink (except for the 2,859,240 shares of the Company's Common Stock owned by Spacelink) and assumed all of the liabilities of Spacelink (other than liabilities with respect to shareholders exercising dissenters' rights) in exchange for 3,900,000 shares of the Company's Class A Common Stock. Spacelink is effecting its complete liquidation and is distributing the aforesaid shares of the Company's Class A Common Stock and Common Stock to its shareholders, other than to any dissenting shareholders. The Company incurred costs related to this transaction, totaling $5,438,000 at May 31, 1995, which have been considered part of the purchase price of Spacelink. The Company has accounted for this transaction using the purchase method.

         The Company owns a 38% interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62% is owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. Also on July 22, 1994, the Company and certain of its wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. As a result of these transactions, the Company and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom. Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. On October 13, 1994, Spanish Holdings and Jones International Spanish Investments, Inc. transferred all of their interests in their cable/telephony properties in Spain to Bell Cablemedia in exchange for a total of 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. Such shares subsequently were transferred to the Company in repayment of advances made to finance such affiliates' Spanish operations. As a result of this transaction, the Company and its affiliates no longer own any direct interest in cable/telephony properties in Spain.

         The Company directly or indirectly owns approximately 11.6% of the issued and outstanding shares of Bell Cablemedia. The Company and its wholly owned subsidiaries own 6,225,796 ADSs. The Company also indirectly owns 974,162 ADSs, representing 38% of the 2,563,584 ADSs owned by Jones Global Group and its wholly owned subsidiaries. In the aggregate, the Company's direct and indirect investment in 7,199,958 ADSs had a quoted market value of approximately $134,999,200, based on the quoted market price of $18.75 per ADS on July 14, 1995. Due to the affiliated nature of the transactions and the Company's indirect continuing interest in the United Kingdom and Spanish properties, the investment in Bell Cablemedia is reflected at the Company's cost. At May 31, 1995, the Company's net investment in Bell Cablemedia totaled approximately $61,193,000.

         During fiscal 1992 and 1993, the Company invested $10,000,000 in Mind Extension University, Inc., ("ME/U"), an affiliate of International that provides distance educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. Through its acquisition of the assets of Spacelink, the Company obtained an additional 13% interest in ME/U in December 1994. Spacelink had acquired such interest in fiscal 1991 for $3,135,000.

         In fiscal 1993, 1994 and 1995, the Company advanced $20,000,000 to ME/U. On April 11, 1995, the Company converted its advances to ME/U into shares of Class A Common Stock of Jones Education Networks, Inc. ("JEN"), the parent company of ME/U. JEN is an affiliate of International and, in addition to its 51% ownership of ME/U, JEN owns an 81% interest in Jones Computer Network, Ltd. The Company will own an approximate 17% interest in JEN.

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Independent Public Accountants                                 52

Consolidated Balance Sheets                                              53

Consolidated Statements of Operations                                    55

Consolidated Statements of Shareholders' Investment                      56

Consolidated Statements of Cash Flows                                    57

Notes to Consolidated Financial Statements                               58

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO JONES INTERCABLE, INC.:

         We have audited the accompanying consolidated balance sheets of JONES INTERCABLE, INC. (a Colorado corporation) and subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Intercable, Inc. and subsidiaries as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.

         As explained in Note 1 of Notes to Consolidated Financial Statements, effective June 1, 1992, the Company changed its method of accounting for income taxes.

Denver, Colorado,
 August 11, 1995                                           ARTHUR ANDERSEN LLP


CONSOLIDATED
BALANCE SHEETS                                                                                            Jones Intercable, Inc.
As of May 31, 1995 and 1994                                                                                     and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                               1995                      1994

------------------------------------------------------------------------------------------(Stated in Thousands)-----------------
CASH AND CASH EQUIVALENTS                                                        $   271,311               $     4,239

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $695,700 in 1995
    and $393,900 in 1994                                                              10,220                     5,563
  Affiliated entities                                                                  9,869                    15,611
  Other                                                                                3,668                       715

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                             360,275                   292,381
    Less - Accumulated depreciation                                                 (154,945)                 (121,235)
                                                                                 -----------               -----------
                                                                                     205,330                   171,146

  Franchise costs, net of accumulated
    amortization of $107,025,000 in 1995
    and $76,113,800 in 1994                                                           74,235                    73,769
  Cost in excess of interests in net assets
    purchased, net of accumulated
    amortization of $7,923,000 in 1995
    and $5,918,600 in 1994                                                            61,540                    39,306
  Noncompete agreement, net of accumulated
    amortization of $1,273,000 in 1995
    and $737,900 in 1994                                                                 407                       412
  Subscriber lists, net of accumulated
    amortization of $39,354,000 in 1995
    and $30,421,500 in 1994                                                           14,434                    18,524
  Investments in domestic cable television
    partnerships and affiliates                                                       39,363                    34,346
  Investment in foreign cable television properties                                   61,193                    57,752
                                                                                 -----------               -----------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                                      456,502                   395,255
                                                                                 -----------               -----------

DEFERRED TAX ASSET, net of valuation
  allowance of $37,376,000 in 1995 and
  $37,785,000 in 1994                                                                  3,862                     3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                           44,339                    23,240
                                                                                 -----------               -----------

TOTAL ASSETS                                                                     $   799,771               $   448,485
                                                                                 ===========               ===========






          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


CONSOLIDATED
BALANCE SHEETS                                                                                            Jones Intercable, Inc.
As of May 31, 1995 and 1994                                                                                     and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT                                             1995                      1994
                                                                                          (Stated in Thousands)
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                    $       47,338             $      37,260
  Subscriber prepayments and deposits                                                  5,638                     5,275
  Subordinated debentures and other debt                                             481,358                   280,907
  Credit facility                                                                        -                      63,000
                                                                              --------------             -------------

TOTAL LIABILITIES                                                                    534,334                   386,442
                                                                              --------------             -------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 10)

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 30,000,000 * shares authorized;
    26,158,305 and 14,817,088 shares issued at May 31, 1995
    and 1994, respectively                                                               262                       148
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 and 4,913,021 shares issued
    at May 31, 1995 and 1994, respectively                                                51                        49
  Additional paid-in capital                                                         394,420                   175,316
  Accumulated deficit                                                               (129,296)                 (113,470)
                                                                              --------------             -------------
TOTAL SHAREHOLDERS' INVESTMENT                                                       265,437                    62,043
                                                                              --------------             -------------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                $      799,771             $     448,485
                                                                              ==============             =============


* On July 10, 1995, the shareholders of the Company approved a resolution to amend the Company's Articles of Incorporation to increase the number of authorized Class A Common Stock Shares from 30,000,000 to 60,000,000.

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


CONSOLIDATED STATEMENTS OF OPERATIONS                                                               Jones Intercable, Inc.
For the years ended May 31, 1995, 1994 and 1993                                                           and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------
                                                                       1995                1994                1993
                                                                            (In Thousands Except Per Share Data)
--------------------------------------------------------------------------------------------------------------------------
REVENUES FROM CABLE TELEVISION OPERATIONS:
Cable Television Revenue
  Subscriber service fees                                            $ 114,020           $ 100,902           $  92,714
  Management fees                                                       19,508              17,360              17,104
Non-cable Revenue                                                       17,418               8,217               7,352
                                                                     ---------           ---------           ---------
TOTAL REVENUES                                                         150,946             126,479             117,170

COSTS AND EXPENSES:
Cable Television Expenses
  Operating expenses                                                    64,714              53,036              50,737
  General and administrative expenses (including
    approximately $2,690,400, $4,246,000 and $2,222,600
    of related party expenses during the fiscal years ended
    May 31, 1995, 1994 and 1993, respectively)                           7,887               8,715               7,650
Non-cable operating, general and administrative                         18,996               8,637               7,551
Depreciation and amortization                                           45,897              43,831              42,720
                                                                     ---------           ---------           ---------
OPERATING INCOME                                                        13,452              12,260               8,512

OTHER INCOME (EXPENSE):
Interest expense                                                       (39,939)            (36,189)            (43,573)
Equity in losses of affiliated entities                                 (2,981)             (4,624)             (2,900)
Interest income                                                          9,652               4,695               4,060
Gain (loss) on sale of assets                                           15,496                --                (5,466)
Other, net                                                                 319              (1,419)               (899)
                                                                     ---------           ---------           ---------
LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                   (4,001)            (25,277)            (40,266)

Income tax provision                                                      --                  --                  --
                                                                     ---------           ---------           ---------
LOSS BEFORE EXTRAORDINARY ITEM                                          (4,001)            (25,277)            (40,266)

EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
    net of related income taxes                                           --                  --               (20,386)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD:
  Change in method of accounting for income taxes                         --                  --                 3,862
                                                                     ---------           ---------           ---------
NET LOSS                                                             $  (4,001)          $ (25,277)          $ (56,790)

                                                                     =========           =========           =========
PRIMARY EARNINGS (LOSS) PER SHARE:
      Loss before extraordinary item                                 $    (.16)          $   (1.43)          $   (2.82)
      Extraordinary item                                                  --                  --                 (1.43)
      Accounting change                                                   --                  --                   .27
                                                                     ---------           ---------           ---------
                                                                     $    (.16)          $   (1.43)          $   (3.98)
                                                                     =========           =========           =========
WEIGHTED AVERAGE NUMBER OF CLASS A COMMON
  AND COMMON SHARES OUTSTANDING:                                        24,848              17,662              14,277
                                                                     =========           =========           =========










          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' INVESTMENT                                                                                      Jones Intercable, Inc.
For the years ended May 31, 1993, 1994 and 1995                                                                     and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Additional
                                           Class A Common Stock                 Common Stock             Paid-In      Accumulated
                                           --------------------                 ------------
                                         Shares           Amount          Shares          Amount         Capital        Deficit
------------------------------------------------------------------------------------------------------------------------------------
                                                                            (Stated in Thousands)
BALANCES, May 31, 1992                    7,972     $        79            4,908     $        49     $    57,777      $   (31,030)

Proceeds from stock options
  exercised                                  54               1              -               -               306              -

Purchase of interest in the
  Jones Group, Ltd.                         -               -                  5             -                37              (37)

Sale of Class A Common
  Stock                                   4,270              43              -               -            57,884              -

Class A Stock Option Grants                 -               -                -               -             4,080              -

Purchase of Treasury Stock
  from Jones Spacelink, Ltd.                (60)             (1)             -               -              (413)            (336)

Net loss                                    -               -                -               -               -            (56,790)
                                         ------     -----------            -----     -----------     -----------      -----------
BALANCES, May 31, 1993                   12,236             122            4,913              49         119,671          (88,193)


Proceeds from stock options
  exercised                                  75               1              -               -               418              -

Class A Common Stock issued
  upon conversion of
  Subordinated Debentures                     6             -                -               -               100              -

Class A Stock Option Grants                 -               -                -               -               152              -

Sale of Class A Common Stock
  to Bell Canada International Inc.       2,500              25              -               -            54,975              -

Net loss                                    -               -                -               -               -            (25,277)
                                         ------     -----------            -----     -----------     -----------      -----------

BALANCES, May 31, 1994                   14,817             148            4,913              49         175,316         (113,470)

Proceeds from stock options
  exercised                                  27               1              200               2           1,383              -

Class A Common Stock Grants                 -               -                -               -               261              -

Sale of Class A Common Stock to
  Bell Canada International, net          7,414              74              -               -           201,219              -

Spacelink Acquisition                     3,900              39              -               -            16,241          (11,825)

Net loss                                    -               -                -               -               -             (4,001)
                                         ------     -----------            -----     -----------     -----------      -----------

BALANCES, May 31, 1995                   26,158     $       262            5,113     $        51     $   394,420      $  (129,296)
                                         ======     ===========            =====     ===========     ===========      ===========



           The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF
CASH FLOWS                                                                                                Jones Intercable, Inc.
For the years ended May 31, 1995, 1994 and 1993                                                                 and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------------
                                                                              1995                 1994                  1993
                                                                                           (Stated in Thousands)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $    (4,001)          $   (25,277)          $   (56,790)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Extraordinary loss on early extinguishment
      of debentures, net of related income taxes                                 -                     -                  20,386
    Cumulative effect of change in method of accounting for income taxes         -                     -                  (3,862)
    Class A Common Stock option expense                                          261                   152                 4,080
    Loss (gain) on sale of assets                                            (15,496)                  -                   5,466
    Depreciation and amortization                                             45,897                43,831                42,720
    Equity in losses of affiliated entities                                    2,981                 4,624                 2,900
    Amortization of discount on debentures                                       -                     -                     348
    Increase in deferred distribution revenue                                    -                     -                   4,778
    Increase in trade receivables                                               (838)                 (627)                 (805)
    Increase in other receivables, deposits,
      prepaid expenses and other assets                                      (10,059)                 (362)               (1,548)
    Increase in accounts payable, accrued
      liabilities and subscriber prepayments and deposits                      6,340                 1,321                 9,059
                                                                         -----------           -----------           -----------
Net cash provided by operating activities                                     25,085                23,662                26,732
                                                                         -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of cable television systems                                             -                 (27,880)              (74,165)
Sale of cable television systems                                              35,587                   -                  18,170
Purchase of property and equipment                                           (44,958)              (23,818)              (18,238)
Investment in cable television partnerships and affiliates                   (12,930)              (44,328)              (14,147)
Acquisition Costs                                                             (5,438)                  -                     -
Other, net                                                                     1,387                 3,524                 3,385
                                                                         -----------           -----------           -----------
Net cash used in investing activities                                        (26,352)              (92,502)              (84,995)
                                                                         -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                      16,500                84,500               207,000
Repayment of debt                                                           (154,500)              (67,500)             (227,000)
BCI Investment                                                               203,893                55,000                   -
Equity acquisition fees                                                       (2,600)                  -                     -
Proceeds from Senior Note Offering                                           200,000                   -                     -
Senior Note offering costs                                                    (3,500)                  -                     -
Proceeds from issuance of Class A Common
  Stock and Class A Common Stock options                                       1,386                   519                58,234
Decrease (increase) in accounts receivable from affiliated entities            5,742                  (264)               (4,302)
Purchase of Treasury stock                                                       -                     -                    (750)
Redemption of debentures                                                         -                     -                (225,557)
Proceeds from debenture offerings, net                                           -                     -                 253,839
Other, net                                                                     1,418                  (307)               (4,484)
                                                                         -----------           -----------           -----------
Net cash provided by financing activities                                    268,339                71,948                56,980
                                                                         -----------           -----------           -----------
Increase (decrease) In Cash and Cash Equivalents                             267,072                 3,108                (1,283)

Cash and Cash Equivalents, beginning of year                                   4,239                 1,131                 2,414
                                                                         -----------           -----------           -----------
Cash and Cash Equivalents, end of year                                   $   271,311           $     4,239           $     1,131
                                                                         ===========           ===========           ===========




          The accompanying notes to consolidated financial statements are an integral part of these statements.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the years ended May 31, 1995, 1994 and 1993

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Jones Intercable, Inc. (the "Company") was formed in 1970, as a wholly-owned subsidiary of Jones International, Ltd. ("International") to own, operate and manage cable television systems. Subsequent sales of shares of the Company's Common Stock by International and issuances of shares of such stock and Class A Common Stock by the Company reduced International's ownership of the Common Stock and Class A Common Stock of the Company. In 1987, International agreed to exchange approximately 97% of its Common Stock holdings of the Company for Class A Common Stock of Jones Spacelink, Ltd. ("Spacelink"), a subsidiary of International with a publicly held minority interest. On December 19, 1994, the shareholders of the Company approved an Exchange Agreement and Plan of Reorganization and Liquidation dated May 31, 1994, as amended, between the Company and Spacelink providing for the acquisition by the Company of substantially all of the assets of Spacelink and the assumption by the Company of all of the liabilities of Spacelink. On December 20, 1994, the Company acquired all of the assets of Spacelink (except for the 2,859,240 shares of the Company's Common Stock owned by Spacelink) and assumed all of the liabilities of Spacelink (other than liabilities with respect to shareholders exercising dissenters' rights) in exchange for 3,900,000 shares of the Company's Class A Common Stock. Spacelink is effecting its complete liquidation and is distributing the aforesaid shares of the Company's Class A Common Stock and Common Stock to its shareholders, other than to any dissenting shareholders. The Company incurred costs related to this transaction, totaling $5,438,000 at May 31, 1995, which have been considered part of the purchase price of Spacelink. The pro forma effect of this transaction, which has been accounted for using the purchase method, on the Company's results of operations is presented in the following unaudited tabulation:

         Year ended May 31, 1995:
         (In thousands except per share data)


                                                As
                                              Reported           Adjustments          Pro Forma
                                              --------           -----------          ---------
         Revenues                             $ 150,946           $  19,266           $ 170,212
                                              =========           =========           =========

         Operating Income                     $  13,452           $  (2,875)          $  10,577
                                              =========           =========           =========

         Net Loss                             $  (4,001)          $  (7,307)          $ (11,308)
                                              =========           =========           =========

         Net Loss per Class A Common
           and Common Share                   $    (.16)                              $    (.42)
                                              =========                               =========

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


         Year ended May 31, 1994:
         (In thousands except per share data)


                                                As
                                              Reported           Adjustments          Pro Forma
                                              --------           -----------          ---------

         Revenues                             $ 126,479           $  34,124           $ 160,603
                                              =========           =========           =========

         Operating Income                     $  12,260           $  (2,259)          $  10,001
                                              =========           =========           =========

         Net Loss                             $ (25,277)          $  (6,423)          $ (31,700)
                                              =========           =========           =========

         Net Loss per Class A Common
           and Common Share                   $   (1.43)                              $   (1.47)
                                              =========                               =========


         In May 1994, the Company and Bell Canada International Inc. ("BCI") entered into an agreement whereby BCI agreed to acquire an approximate 30 percent economic interest in the Company through the purchase of Class A Common Stock of the Company. BCI is a wholly owned subsidiary of BCE Inc., Canada's largest telecommunications company. On December 19, 1994, the shareholders of the Company approved the agreement. The investment by BCI was made in two installments: the purchase of 2,500,000 newly issued shares of Class A Common Stock of the Company at $22 per share for $55,000,000 in the fourth quarter of fiscal 1994, and the purchase of 7,414,300 newly issued shares of Class A Common Stock of the Company at $27.50 per share for $203,893,250 in the third quarter of fiscal 1995, resulting in BCI owning an approximate 30 percent economic interest in the Company for a total consideration of approximately $258,900,000. The $55,000,000 was used to reduce amounts then outstanding under the Company's revolving credit facility. A portion of the $203,893,250 was used to repay all amounts then outstanding under the Company's and Spacelink's credit facilities of $38,000,000 and $75,000,000, respectively, to pay fees of $2,000,000 to Jones Financial Group, Ltd. ("Jones Financial Group"), an affiliate of International and $600,000 to BCI with the remainder being held for future needs. BCI also has committed to invest up to an additional $141,100,000 to maintain its 30 percent interest in the event the Company offers additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the $400,000,000 commitment.

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

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


         Summary of Significant Accounting Policies

         Basis of Presentation

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's investments in domestic cable television partnerships and other affiliates (Note 3) are carried at cost plus equity in profits and losses. All significant intercompany transactions have been eliminated in consolidation.

         Statements of Cash Flows

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Income taxes and interest paid during the periods presented are as follows:


                                                          May 31,
                                        -----------------------------------------
                                         1995             1994             1993
                                        -------          -------          -------
         (Stated in Thousands)
         Income taxes                   $  --            $  --            $  --
                                        =======          =======          =======

         Interest                       $39,516          $35,689          $38,871
                                        =======          =======          =======


         Non-cash transactions: On July 22, 1994, the Company and certain of its wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc ("Bell Cablemedia"), in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. On October 13, 1994, Jones Spanish Holdings, Inc. ("Spanish Holdings") and Jones International Spanish Investments, Inc. transferred all of their interests in their Spanish cable/telephony properties to Bell Cablemedia in exchange for a total of 190,148 ADSs, representing 950,740 Ordinary Shares of Bell Cablemedia. As described above, on December 20, 1994, the Company acquired substantially all of the assets of Spacelink and assumed all of the liabilities of Spacelink in exchange for 3,900,000 shares of the Company's Class A Common Stock. As described in Note 3, on April 11, 1995, the Company converted its $20,000,000 in advances to the Mind Extension University ("ME/U") into Class A Common Shares of Jones Education Networks, Inc. ("JEN"). During fiscal 1995, 1994 and 1993, the Company recorded $261,000, $152,000 and $4,080,200, respectively of Additional Paid-in Capital related to Class A Common Stock option grants as discussed in Note 7.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


         Property, Plant and Equipment

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

         Franchise Costs

         Costs incurred in obtaining cable television franchises and other operating authorities are initially deferred and amortized over the lives of the franchises. Franchise rights acquired through purchase of cable television systems are stated at estimated fair value at the date of acquisition and amortized over the remaining terms of the franchises. Amortization is determined using the straight-line method over lives of one to 18 years.

         Cost in Excess of Interests in Net Assets Purchased

         The cost of acquisitions in excess of the fair values of net assets acquired is being amortized using the straight-line method over a 40-year life. The Company assesses the realizability of these assets through periodic independent appraisals. Any impairments are recognized as an expense on the Company's Consolidated Statements of Operations.

         Deferred Financing Costs

         Costs incurred in connection with the issuance of debentures and the execution of revolving credit agreements are deferred and amortized using the effective interest method over the life of such issues and agreements.

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

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


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

         Treasury Stock

         Due to an amendment to the Colorado Business Corporation Act, effective July 1, 1994, the Company changed its accounting for treasury stock. Shares held in treasury have been retired and classified as authorized but unissued shares.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the 1995 presentation.

2.       TRANSACTIONS WITH RELATED PARTIES

         The Company and the limited partnerships for which the Company is general partner (Note 4) have had, and will continue to have, certain transactions with International and its other subsidiaries. Principal recurring transactions are as follows:

         Jones Interactive, Inc. ("Jones Interactive"), a wholly-owned subsidiary of International, provides information management and data processing services for all companies affiliated with International. Charges to the various operating companies are based on usage of computer time by each entity. Amounts charged to the Company and its affiliated partnerships for the years ended May 31, 1995, 1994 and 1993 totaled $5,499,000, $4,687,000 and $4,082,400, respectively.

         The Company is party to a lease with Jones Properties, Inc., a wholly-owned subsidiary of International, under which the Company has leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term with three 5-year renewal options. The annual rent is not to exceed $24.00 per square foot, plus operating expenses. The Company has subleased approximately 47% of the building to International and certain affiliates of International on the same terms and conditions as the above-mentioned lease. Rent payments to Jones Properties, Inc., net of subleasing reimbursements for the three years ended May 31, 1995, 1994 and 1993 were $1,696,000, $1,753,000 and $1,753,000, respectively.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


         Upon the closing of the BCI investment, the Company entered into a Secondment Agreement with BCI. Pursuant to the Secondment Agreement, BCI will provide up to 10 people with specific experience in certain areas of operations and other aspects of BCI's business. The Company will reimburse BCI for the full employment costs of such individuals. The Company reimbursed BCI $220,800 during the year ended May 31, 1995. No reimbursements were made during fiscal 1994 or fiscal 1993.

         The Company paid approximately 23%, 26% and 22% of the above-described expenses during the years ended May 31, 1995, 1994 and 1993, respectively. The remainder of the expenses were paid by the Company's managed limited partnerships.

         In fiscal 1993, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. The Company agreed to pay Space Segment $2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. On November 9, 1993, the Company extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement. The Company subsequently terminated the 1993 license agreement and entered into a new license agreement with Space Segment. Under the new license agreement, which expired December 31, 1994, the Company, Jones Infomercial Networks, Inc. ("PIN") and Jones Computer Network, Ltd. ("JCN"), affiliates of International, had a license to use the transponder for their respective purposes. Under the terms of the new agreement, the Company agreed to pay Space Segment $200,000 per month from January 1994 through March 1994 and the Company and PIN each agreed to pay $100,000 per month beginning April 1994 and until the launch of JCN. Through December 1994, the Company, PIN and JCN each paid $66,667 per month. The Company recognized $572,000, $2,300,000 and $700,000 of rental expense related to these lease agreements during the fiscal years ended May 31, 1995, 1994 and 1993, respectively.

         Jones Informercial Network Ventures, Inc., ("Jones Infomercial"), an affiliate of International, provided advertising time for third parties on certain Company and its managed partnership cable television systems, using those systems' ad sales slots. In consideration, the revenues generated from the third parties were shared two-thirds and one-third between Jones Infomercial and the entities owning the cable television systems. Effective January 31, 1995, Jones Infomercial and an unaffiliated third party formed the Product Information Network ("PIN"). PIN provides advertising time for third parties in the same manner as Jones Infomercial. PIN and the entity owning the cable system share revenue generated 50% and 50%. Aggregate payments made to the Company by Jones Infomercial and PIN relating to the Company's owned cable television systems totaled approximately $223,900 and $17,700 for the years ended May 31, 1995 and 1994, respectively. No such payments were received during the year ended May 31, 1993.

         Effective upon the closing of the BCI investment, the Company entered into a Supply and Services Agreement with BCI. Pursuant to the Supply and Services Agreement, BCI will provide the Company with access to the expert advice of personnel from BCI and its affiliates for the equivalent of three man-years on an annual basis. The Company will pay an annual fee of $2,000,000 to BCI during the term of the agreement. Payments under the Supply and Services Agreement during the year ended May 31, 1995 totaled $1,000,000. No payments were made during the fiscal years ended May 31, 1994 and 1993.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993

         Jones Financial Group performs services for the Company as its agent in connection with negotiations regarding various financial arrangements on behalf of the Company. The Company has entered into a Financial Services Agreement with Financial Group to render financial advisory and related services to the Company for a fee equal to 90% of the fees that would be charged to the Company by unaffiliated third parties for the same or comparable purposes. The Company will pay Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and will reimburse Financial Group for its reasonable out-of-pocket expenses. The term of the Financial Services Agreement is for eight years. In December 1994, the Company paid fees of $2,000,000 to Jones Financial Group for its services to the Company in connection with the BCI agreement (see Note 1). In addition, the Company paid an advisory fee of (pound)414,854 (approximately $632,600) to Jones Financial Group in fiscal 1995 for its services to the Company in connection with the Company's transfer of all of its interests in its cable/telephony properties in the United Kingdom to Bell Cablemedia plc (See Note 3).

         The Company has incurred approximately $2,690,400, $4,246,000 and $2,222,600 of related party expenses in connection with the above-mentioned related party transactions which had been charged to operating, general and administrative expenses during the fiscal years ended May 31, 1995, 1994 and 1993, respectively. The remaining related party expenses have been allocated to the Company's managed partnerships and affiliates. The Company believes that the methodology used in allocating related party expenses is reasonable.

         During fiscal 1995, 1994 and 1993, the Company carried accounts receivable from International and its affiliates totaling $2,000,000. This receivable was repaid in January 1995. Interest on such receivables was charged at the Company's average cost of borrowing plus 2%.

 3.      INVESTMENTS IN CABLE TELEVISION PARTNERSHIPS AND JOINT VENTURES

         Jones Global Group

         The Company owns a 38% interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62% is owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. Also on July 22, 1994, the Company and certain of its wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. As a result of these transactions, the Company and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom. Spanish Holdings is an affiliate indirectly owned 38% by the Company and 62% by International. On October 13, 1994, Spanish Holdings and Jones International Spanish Investments, Inc., a subsidiary of International, transferred all of their interests in their cable/telephony properties in Spain to Bell Cablemedia in exchange for a total of 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. Such shares subsequently were transferred to the Company in repayment of advances made to finance such affiliates' Spanish operations. As a result of this transaction, the Company and its affiliates no longer own any direct interest in cable/telephony properties in Spain.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993

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

         The ADSs received by the Company and its affiliates are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), and the Company and its affiliates will not be able to sell their ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are sold under the terms of a shelf registration statement that is required to be available to the Company, its affiliates and others for three years following July 20, 1994.

         The Company directly or indirectly owns approximately 11.6% of the issued and outstanding shares of Bell Cablemedia. The Company and its wholly owned subsidiaries own 6,225,796 ADSs. The Company also indirectly owns 974,162 ADSs, representing 38% of the 2,563,584 ADSs owned by Jones Global Group and its wholly owned subsidiaries. In the aggregate, the Company's direct and indirect investment in 7,199,958 ADSs had a quoted market value of approximately $134,999,200, based on the quoted market price of $18.75 per ADS on July 14, 1995. Due to the affiliated nature of the transactions and the Company's indirect continuing interest in the United Kingdom and Spanish properties, the investment in Bell Cablemedia is reflected at the Company's cost. At May 31, 1995, the Company's net investment in Bell Cablemedia totaled approximately $61,193,000.

         The Company paid an advisory fee of (pound)414,854 (approximately $632,600) to Jones Financial Group in fiscal 1995 for its services to the Company in connection with the aforementioned United Kingdom transactions. Jones Global Group paid an advisory fee of (pound)251,812 (approximately $384,000) to Jones Financial Group for its services to Jones Global Group in connection with the aforementioned United Kingdom transactions. Jones Financial Group is owned by International and Glenn R. Jones.

         Mind Extension University, Inc.

         During fiscal 1992 and 1993, the Company invested $10,000,000 in ME/U, an affiliated company and subsidiary of JEN, that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. Through its acquisition of the assets of Spacelink, the Company obtained an additional 13% interest in ME/U in December 1994. Spacelink had acquired such interest in fiscal 1991 for $3,135,000. Payments made to ME/U relating to the Company's owned cable television systems for programming services for the fiscal years ended May 31, 1995, 1994 and 1993 totaled approximately $141,200, $103,300 and $84,300, respectively. At May 31, 1995, the Company's net investment in ME/U was $3,648,391.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


         Jones Education Networks

         In fiscal 1993, 1994 and 1995 the Company advanced a total of $20,000,000 to ME/U. Interest on such advances was charged at the Company's weighted average cost of borrowing plus two percent. On April 11, 1995, the Company converted its advances to ME/U into shares of Class A Common Stock of JEN, the parent company of ME/U. The Company owns an approximate 17% interest in JEN. JEN is an affiliate of International and, in addition to its 51% ownership of ME/U, JEN owns an 81% interest in Jones Computer Network, Ltd.

         Jones Intercable Investors, L.P.

         The Company is the general partner of this partnership, which was formed on September 18, 1986, and owns a 1% general partner interest. In a series of transactions, the Company purchased an approximate 19% ownership interest. The Company's net investment in this partnership totaled approximately $4,482,900 at May 31, 1995. Based upon the quoted market price of $11.38 per unit at May 31, 1995, the quoted market value of this investment was approximately $18,124,200. The Company has accounted for this investment using the equity method of accounting.

         Jones Cyber Solutions, Ltd.

         In fiscal 1995, the Company and Jones Interactive formed Jones Cyber Solutions, Ltd. ("Jones Cyber Solutions") for the purpose of developing a subscriber billing and management system. The Company invested $4.5 million in Jones Cyber Solutions during fiscal 1995.

4.       MANAGED PARTNERSHIPS

         Organization

         The Company is general partner for a number of limited partnerships formed to acquire, construct, develop and operate cable television systems. In addition, through its acquisition of Spacelink, the Company obtained general partner interests in a number of partnerships previously managed by Spacelink. Partnership capital has been raised principally through a series of public offerings of limited partnership interests. The Company made a capital contribution of $1,000 to each partnership and is allocated 1% of all partnership profits and losses. The Company may also purchase limited partner interests in the partnerships and generally participates with respect to such interests on the same basis as other limited partners.

         Management Fees

         As general partner, the Company manages the partnerships and receives a fee for its services generally equal to 5% of the gross revenues of the partnerships, excluding revenues from the sale of cable television systems or franchises.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


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

         Any distributions other than from cash flow made by Jones Intercable Investors, L.P. (Note 3) are generally distributed as follows: first, to the holders of the Class A Units an amount which, together with all prior distributions of cash flow from operations, will equal a preferred return equal to 10% per annum, cumulative and noncompounded, on an amount equal to $16.00 per Class A Unit, less any portion of such amount which may have been returned to the Unitholders from prior sale or refinancing proceeds; second, to the holders of Class A Units an amount which, together with all prior distributions other than distributions of cash flow from operations, will equal $16.00 per Class A Unit, and the remainder, 60% to the holders of the Class A Units and 40% to the general partner.

         For the partnerships formerly managed by Spacelink, any partnership distributions made from cash flow, as defined, are generally allocated 99 percent to the limited partners and one percent to the general partner. The general partner is also entitled to partnership distributions other than from cash flow, such as from the sale or refinancing of systems or upon dissolution of the partnerships, which are a portion of the net remaining assets of such partnership ranging from 15 percent to 40 percent after payment of partnership debts and after investors have received an amount equal to their capital contribution plus, in most cases, a preferential return on their investment.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


         The Company recognized fees and distributions totaling $4,778,000 for the year ended May 31, 1993. No such fees and distributions were recognized during fiscal 1994 or fiscal 1995. The $4,778,000 distribution received during fiscal 1993 from Jones Intercable Investors L.P., in which the Company has a 19% limited partnership interest, upon the sale to the Company of the cable television system serving the area in and around Alexandria, Virginia was recorded as a reduction in the Company's investment in Jones Intercable Investors, L.P.

         Allocations

         The Company's managed limited partnerships reimburse the Company for certain allocated overhead and administrative expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. The Company provides engineering, marketing, administrative, accounting, information management, legal, investor relations and other services to the partnerships. Allocations of personnel costs have been based primarily on actual time spent by Company employees with respect to each partnership managed. Remaining overhead costs have been allocated based on revenues and/or the relative cost of partnership assets managed. As of December 1993, remaining overhead costs have been allocated based solely on revenues. Company-owned systems are also allocated a proportionate share of these expenses under the allocation formulas described above. Amounts charged partnerships and other affiliated companies have directly offset operating, general and administrative expenses by approximately $32,929,000, $28,499,600 and $26,434,500 for the years ended May 31, 1995, 1994 and 1993, respectively.

         Advances

         The Company has made advances to certain of the limited partnerships primarily to accommodate expansion and other financing needs of the partnerships. Such advances bear interest at rates equal to the Company's weighted average cost of borrowing which, for the year ended May 31, 1995 was 10.5%. Interest charged to the limited partnerships for the years ended May 31, 1995, 1994 and 1993 was $1,448,500, $1,617,000 and $1,497,600, respectively.

         Certain condensed financial information regarding managed partnerships, on a combined basis, is as follows:


                                                                                       December 31,
                                                               ----------------------------------------------------
                                                                       1994              1993               1992
                                                               ----------------------------------------------------
                                                                                  (Stated in Thousands)
Total assets                                                   $     923,117        $     986,560    $    1,069,142
Debt                                                                 688,393              668,015           665,538
Amounts due general partner                                           25,735               20,631            16,009
Partners' Capital (Net of
  accumulated deficit)                                               174,001              262,230           348,905

Revenues                                                             397,318              385,990           372,718
Depreciation and amortization                                        153,520              157,643           172,342
Operating loss                                                       (34,565)             (32,987)          (37,678)
Net loss                                                             (80,988)             (73,655)          (29,503)

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993

         The fair market values of the partnerships' assets, as determined by independent appraisals, exceed the combined amounts due the Company and other outstanding indebtedness for each individual partnership, with the exception of Spacelink Fund 4, Ltd. ("Fund 4"). The Company has reserved the portion of its advance to Fund 4 that exceeds the fair value of Fund 4's assets.

         The amount reported as combined net loss for all managed limited partnerships for the year ended December 31, 1992 includes gains on sales and liquidations recognized by certain partnerships which totaled approximately $59,939,100. No such gains were recognized during the years ended December 31, 1994 or 1993.

5.       NOTES RECEIVABLE

         On December 19, 1994, Spacelink received a promissory note from Jones Earth Segment, Inc., then an affiliate ("Earth Segment"), in conjunction with the transfer of Earth Segment to International. The principal sum is $6,554,500. Interest on the principal is at the prime rate plus one percent and is paid quarterly. The note matures on December 19, 1999. The note is secured by the real and personal property of Earth Segment. The Company acquired this note as part of the acquisition of Spacelink's assets.

         Pursuant to a tax sharing agreement with International, Spacelink was allocated tax benefits based on its pro rata share of taxable loss generated as part of the consolidated group. The tax sharing agreement was terminated effective June 1, 1993. The allocated benefits are to be paid no later than five years from the date they were created. The benefits accrue interest at the prime rate in effect at the time they were created. The Company, through its acquisition of Spacelink's assets, acquired a receivable from International totaling $2,152,000 at May 31, 1995 relating to this tax sharing agreement.

6.       DEBT

         Debt consists of the following:


                                                                                                    May 31,
                                                                                       --------------------------------
                                                                                           1995               1994
                                                                                       -------------     --------------
                                                                                          (Stated in Thousands)
SUBORDINATED DEBENTURES:
    Debentures due July 15, 2004, interest payable semi-annually at 11.5%, redeemable at the Company's option on or after July 15, 1997 at 106.75% of par,
      declining to par by July 15, 2000                                                $     160,000     $      160,000
    Debentures due March 1, 2008, interest payable semi-annually at 10.50%, redeemable at the Company's option on or after March 1, 2000 at 105.25% of
      par, declining to par by March 1, 2005                                                 100,000            100,000
    Convertible debentures due June 1, 2007, interest payable semi-annually at
      7.5%, redeemable at the Company's option on or after June 1, 1990 at 107.5%
      of par, declining to par by 1997                                                        19,368             19,368

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993

SENIOR NOTES:
    Senior Notes due March 15, 2002, interest payable
      semi-annually at 9 5/8%                                                           200,000                -

OTHER:
    Capitalized equipment lease
      obligations due in installments through 1998                                        1,702              1,136
    Non-interest bearing notes due 1995 through 1998                                        288                403

LENDING INSTITUTIONS:
    Credit facility                                                                         -               63,000
                                                                                  -------------     --------------
                  Total debt                                                      $     481,358     $      343,907
                                                                                  =============     ==============

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


                                                                           Annual Sinking        Commencement
                                                                            Fund Payment             Date
                                                                           --------------        ------------
Debenture Issue:
  Convertible Debentures                                                   $ 3,000,000           June 1, 1998
  Debentures due July 2004                                                 $50,000,000           July 15, 2002

         As a result of debenture redemptions during fiscal 1992 and 1993, the Company has eliminated any cash requirements for sinking fund payments scheduled above until fiscal 2003, because the redeemed bonds can be applied against the sinking fund payments.

         Other than the amounts listed above, and the $200 million of Senior Notes due March 15, 2002, there are no other significant debt maturities.

         On March 23, 1995, the Company sold $200 million of 9 5/8% Senior Notes due 2002. The Senior Notes mature on March 15, 2002. The Senior Notes bear interest from the date of issuance at the rate of 9 5/8% per annum, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 1995. The Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund. The Senior Notes are senior unsecured obligations of the Company. The Company paid fees of $3,500,000 relating to this transaction. Such fees will be amortized over the life of the notes.

         On December 8, 1992, the Company entered into a $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of borrowings available under this agreement was $300,000,000 through August 30, 1995, after which availability is reduced quarterly until expiration

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993

on November 30, 2000. The maximum available will reduce 14 1/2 %, to $256,500,000, during fiscal 1996. Interest on amounts outstanding under the credit facility range from LIBOR plus .75% to LIBOR plus 1.625% depending upon whether certain financial ratios have been achieved. For the year ended May 31, 1995, the Company's effective interest rate on amounts outstanding under the credit facility was 7.51%. A fee ranging from 3/16% to 3/8% per annum on the unused portion of the commitment is also required. Substantially all of the Company's cable television related assets are pledged as security under the agreement. At May 31, 1995, no amounts were outstanding under this credit facility.

         The Company has never paid a cash dividend with respect to its shares of Common Stock or Class A Common Stock, and it has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business. The Company's credit agreement restricts the right of the Company to declare and pay cash dividends without the consent of the lenders.

         At May 31, 1995, the carrying amount of the Company's long-term debt was $481,358,000 and the estimated fair value was $513,526,000. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues.

7.       INCOME TAXES

         The Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" requires the use of the asset and liability method of accounting for income taxes for the Company. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the liability or asset recorded for deferred taxes.

         During fiscal years 1995, 1994, and 1993, changes in the Company's temporary differences and losses from operations, which result primarily from depreciation and amortization, resulted in deferred tax benefits which were offset by a valuation allowance of an equal amount. No current or deferred federal income tax expense or benefit was recorded from continuing operations during the reporting periods. However a tax benefit was recorded as an extraordinary item in fiscal year 1993 as a result of the Company's adoption of the new method of accounting and reporting deferred income taxes.

         Income tax expense attributable to income or loss from continuing operations differs from the amounts computed by applying the Federal income tax rate of 35% in 1995, 1994, and 1993 as a result of the following:

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993



                                                                                Year Ended May 31,
                                                              -----------------------------------------------------
                                                                    1995              1994                  1993
                                                              -----------------------------------------------------
                                                                               (Stated in Thousands)
Computed "expected" tax (benefit) expense                     $      (1,400)      $      (8,847)     $      (13,690)

Dividends excluded for income tax purposes                              176                  39                 -
Intangibles not deductible for tax purposes                           1,064                 228                 317
State and local taxes, net of federal income
  tax benefit                                                          (130)               (822)             (1,330)
Change in status and equity losses of foreign investments               -                (2,093)                -
Adjustment to deferred tax assets and liabilities
  for enacted change in Federal income tax rate                         -                   -                  (576)
Tax credits and other                                                    26                (129)               (908)
                                                              -------------       -------------      --------------
Total income tax (benefit) provision from operations                   (264)            (11,624)            (16,187)
Tax effect of extraordinary operations                                                      -                (7,604)
SFAS 109 valuation allowance                                            264              11,624              23,791
Cumulative effect of change in method of
  accounting of income taxes                                            -                   -                (3,862)
                                                              -------------       -------------      --------------
Total income tax benefit                                      $         -         $         -        $       (3,862)
                                                              =============       =============      ==============

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1995 and 1994 are presented below:


                                                                  May 31, 1995                May 31, 1994
                                                              ---------------------       ---------------------
                                                                            (Stated in Thousands)
Deferred Tax Assets:
  Net operating loss carryforwards                                        55,244                        54,291
  Investment tax credit carryforwards                                      1,076                         1,076
  Alternative minimum tax credit carryforwards                             1,116                         1,116
  Investment in affiliates, due principally to losses
    of partnerships and affiliates recognized for
    financial statement purposes in excess of
    losses recognized for income tax purposes                              2,901                         4,040
  Future deductible amounts for nondeductible tax
    accruals                                                               2,173                           988
                                                                         -------                       -------
Total gross deferred tax assets                                           62,510                        61,511

Valuation allowance on deferred tax assets                               (37,376)                      (37,785)

Deferred tax liabilities
  Property and equipment, due to differences
    in depreciation methods for financial statement
    and tax purposes                                                     (21,272)                      (19,864)
                                                                         -------                       -------
Net deferred tax liability                                               $ 3,862                       $ 3,862
                                                                         =======                       =======

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


         At May 31, 1995, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $69,864,000 for alternative minimum tax ("AMT") and $144,428,000 for regular tax which expire $43,126,000 in 2004, $26,203,000 in 2007, $40,809,000 in 2008, $30,216,000 in 2009 and
$4,074,000 in 2010. The Company also had investment tax credit carryforwards of $1,076,000 expiring in 1998 through 2005.

         The Company's regular tax NOL's are recognized for financial statement purposes as a reduction of the deferred tax liability or increase of the deferred tax asset. Consistent with the requirements of SFAS 109, management believes that sufficient taxable income will be incurred during the loss carryforward period to utilize approximately $52,443,000 of the $144,428,000 of regular tax loss carryforwards at May 31, 1994. Therefore, a valuation allowance has been established for approximately $91,985,000 of net operating losses and for all investment tax credits and alternative minimum tax credit carryforwards.

         As of May 31, 1994, the Company had net operating losses ("NOL's") of approximately $66,347,000 for alternative minimum tax ("AMT") and $141,937,000 for regular tax which expire $45,191,000 in 2005, $24,138,000 in 2007,
$40,809,000 in 2008 and $31,799,000 in 2009. The Company also had investment tax credit carryforwards of $1,076,000 expiring 1998 through 2005.

8.       STOCK OPTIONS

         In 1984, the shareholders approved the adoption of a nonqualified stock option plan to provide for the grant of stock options to key contributors to the Company. Options to purchase 500,000 shares of the Company's Class A Common Stock may be granted to an officer, employee, director, or independent consultant to the Company, or of any affiliate, whose judgment, initiative and efforts are expected to contribute to the successful conduct of the Company. Options granted at a price equal to the fair market value of the stock at the date of grant become exercisable in equal installments over a four year period or in such installments as determined by the committee administrating the plan. Effective December 5, 1990, all of the outstanding options under the 1983 Plan were terminated and new options were granted to the holders of the terminated options at the fair market value on that date. The number of shares subject to the new options was identical to the number of shares under the former options and the vesting of such new options was in most instances the same as under the former option agreements. As of May 31, 1995, options to purchase 708,936 shares had been granted, of which 357,381 shares were exercised and options to purchase 216,005 shares had been terminated or forfeited upon resignation of the holders.

         Effective December 6, 1992, the Company granted to certain persons, including officers, five-year, fully-vested options to purchase Class A Common Stock at the same exercise price as then in effect

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993

for the grantees, all of whom had held options for the same number of shares which expired on December 5, 1992. The Company recognized $1,869,700 of non-cash compensation expense related to these grants in the third quarter of fiscal 1993.

         On April 17, 1992, the Board of Directors of the Company adopted by unanimous vote, subject to shareholder approval, the Company's 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan was approved by the Company's shareholders on August 20, 1992. Under the terms of the 1992 Plan, a maximum of 1,800,000 shares of Class A Common Stock and 200,000 shares of Common Stock are available for grant. All employees of the Company, its parent or any participating subsidiary, including directors of the Company who are also employees, are eligible to participate in the 1992 Plan. Options generally become exercisable in equal installments over a four-year period commencing on the first anniversary of the date of grant. The options expire, to the extent not exercised, on the fifth anniversary of the date of grant, or upon the recipient's earlier termination of employment with the Company. Options can be incentive stock options or non-statutory stock options. The exercise price may not be less than 100% of the fair market value for incentive stock options, but may be less than fair market value for non-statutory options. Stock appreciation rights may be granted in tandem with the grant of stock options. The Board of Directors may, in its discretion, establish provisions for the exercise of options different from those described above, and has the power to grant options under the 1992 Plan that may extend for a period of up to ten years. In fiscal 1994 and 1995, the Company recognized approximately $152,000 and $261,000, respectively, of non-cash compensation expense related to stock options granted under the 1992 Plan on November 9, 1993. As of May 31, 1995, options to purchase 1,058,148 shares had been granted, of which options to purchase 10,367 shares had been exercised and 19,578 shares had been terminated or forfeited upon resignation of the holders.

         Information concerning Class A Common Stock options is as follows:


                                                                                 May 31,
                                                    -----------------------------------------------------------------
                                                            1995                  1994                1993
                                                    -----------------------------------------------------------------
Available for grant                                           768,499            1,160,504             1,759,469

Outstanding                                                 1,163,753              799,165               274,300
  Price range, per share                             $    5.625-13.81     $    5.625-13.81      $     5.625-11.5

Exercisable                                                   318,923              195,950               269,300
  Price range, per share                             $    5.625-13.81     $    5.625-11.50      $   5.625-6.1875

Granted during period                                         399,620              610,928               174,900

Terminated during period                                        7,615               11,963               171,900

Exercised during period                                        26,917               74,600                54,293
  Price range, per share                             $    5.625-13.81     $          5.625      $          5.625

         On December 5, 1990, the Board of Directors granted options to purchase 200,000 shares of Common Stock to an officer of the Company at a price equal to the fair market value on that date. Effective March 11, 1993, an option to purchase 200,000 shares of Common Stock was granted under the

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


1992 Plan at the same exercise price as the December 5, 1990 option which had expired on December 5, 1992. Such option was exercised on December 6, 1994. The Company recognized approximately $2,210,500 of non-cash compensation expense related to this grant in the fourth quarter of fiscal 1993.

9.       CLASS A COMMON STOCK

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

         In general, with respect to the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes 25% of the total membership of the Board of Directors. In all other matters not requiring a class vote, the holders of the Common Stock and the holders of Class A Common Stock vote as a single class provided that holders of Class A Common Stock have one-tenth of a vote for each share held and the holders of the Common Stock have one vote for each share held.

10.      COMMITMENTS AND CONTINGENCIES

         The Company rents office facilities and equipment under various long-term lease arrangements. Minimum commitments under noncancellable operating leases for the five years ending May 31, 2000 and thereafter are as follows:


                                                  Building         Facilities       Equipment
                                                    Lease            Leases           Leases           Total
                                                 -----------      -----------       -----------      -----------
                                                                     (Stated in Thousands)

                      1996                       $     1,280      $     1,792       $       362      $     3,434
                      1997                             1,280            1,465               312            3,057
                      1998                             1,280            1,206               235            2,721
                      1999                             1,280            1,066                85            2,431
                      2000                             1,280              913                69            2,262
                  Thereafter                              74            2,673               -              2,747
                                                 -----------      -----------       -----------      -----------

                  Total commitments              $     6,474      $     9,115       $     1,063      $    16,652
                                                 ===========      ===========       ===========      ===========


           Rent paid during the years ended May 31, 1995, 1994 and 1993, totaled $3,409,000, $2,963,000 and $2,918,000, respectively.

         Certain amounts included in lease commitments will be allocated to managed limited partnerships using the method discussed in Note 4.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993

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

         On February 22, 1994, the Company and Jones Group were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in Jones Intercable Investors, L.P. (the "Partnership"), a master limited partnership in which the Company is general partner. The litigation, entitled Luva Vaughan et al , Case No. CV 94-3652 was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. As originally filed, the suit sought rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the Company, which sale was completed on November 2, 1992. It also sought a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale and an accounting and other equitable relief. The plaintiffs also alleged that the $1,800,000 commission paid to Jones Group by the Partnership in connection with such sale was improper, and asked the Court to order that such commission be repaid to the Partnership.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993

         Under the terms of the partnership agreement of the Partnership, the Company has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by the Company upon such sale was approximately $73,200,000. The amount of damages being sought by the plaintiffs has not yet been specified.

         On October 21, 1994, plaintiffs filed a motion to dismiss Jones Group in response to Jones Group's argument that Missouri lacked personal jurisdiction over it. Plaintiffs' motion was granted, and plaintiffs then filed an action in Colorado against Jones Group seeking a return of the brokerage commission.

         The Company and Jones Group filed motions for summary judgment in the Missouri and Colorado cases, respectively. The Missouri court granted the Company's motion in part and dismissed all counts of the complaint for rescission. It also struck the plaintiffs' jury demand. The Colorado court also granted Jones Group's motion in part finding that the payment of the brokerage commission was not a breach of the partnership agreement, but leaving for trial the issue of whether such payment constituted a breach of fiduciary duty.

         Subsequently, the plaintiffs have filed an amended complaint in the Missouri case, recasting their allegations in terms of breach of contract, common law fraud, conversion and breach of fiduciary duty. The plaintiffs have reasserted their right to a jury trial.

         The Company has conducted written discovery in the form of interrogatories and requests for production of documents, and has noticed the depositions of plaintiffs and plaintiffs' expert. No trial date has been set in the Missouri case or in the Colorado case. Because discovery has just commenced, it is premature to present a realistic evaluation of the probability of a favorable or unfavorable outcome. However, the Company believes both that the appraisals were proper and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. The Company further believes that its defenses are meritorious and it intends to vigorously defend the litigation.

         In addition to the above matters, the Company is involved in certain other litigation in its normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

11.      ACQUISITIONS AND SALES

         Sales by the Company

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

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993

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

         Acquisitions by the Company

         On September 29, 1992, the Company entered into an agreement with Jones Intercable Investors, L.P. (the "Partnership"), a publicly traded master limited partnership for which the Company is general partner, to acquire from the Partnership the cable television system serving the areas in and around Alexandria, Virginia (the "Alexandria System") for $73,200,000. The Alexandria System served approximately 34,800 basic subscribers at November 30, 1992. The purchase price was determined based on the average of three separate, independent appraisals. Closing occurred on November 2, 1992. In addition, The Jones Group, Ltd. received a brokerage fee of approximately $1,831,000, or 2 1/2% of the purchase price. The Company, through its 19% ownership interest in the Partnership, realized a $9,018,000 gain upon the sale of the Alexandria System which was recorded as a reduction in the basis of the assets purchased as a result of the Company's continuing equity interest in the Alexandria System. The Alexandria System acquisition was accounted for using the purchase method of accounting. Its results of operations are included in the Company's Consolidated Statements of Operations from November 1992 forward.

         In December 1993, the Company acquired the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $27,200,000. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by the Company on behalf of one of its partnerships. The Company paid The Jones Group, Ltd. $680,000 for brokerage services related to this acquisition. The North Augusta System acquisition was accounted for using the purchase method of accounting. Its results of operations are included in the Company's Consolidated Statements of Operations from December 15, 1993 forward.

         On February 22, 1995, the Company entered into a purchase and sale agreement with Cable TV Fund 12-B, Ltd., a Colorado limited partnership ("Fund 12-B"), one of the Company's managed limited partnerships that owns the cable television system serving areas in and around Augusta, Georgia ("The Augusta System"), providing for the sale by Fund 12-B to the Company of the Augusta System for a purchase price of $141,718,000 in cash, subject to normal closing adjustments. The purchase price was determined by averaging the three separate independent appraisals of the fair market value of the Augusta system as of December 31, 1994. In July 1995, the Company was informed by one of the three appraisers of the Augusta System that, taking into account the regulatory, legislative and competitive developments in the cable television industry since December 31, 1994, their appraised value of the Augusta System would be increased. In July 1995, the Company and Fund 12-B accordingly amended the purchase and sale agreement to increase the purchase price for the Augusta System from $141,718,000 to $142,618,000 to reflect this increased appraised value. The closing of the acquisition of the Augusta System is subject to a number of conditions including the approval of the holders of a majority of the limited partnership interests

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993

in Fund 12-B. The Company believes that the approval of the limited partners will be received. The Company expects that its acquisition of the Augusta System will occur during 1995. The Company, as general partner of Fund 12-B, expects to receive a distribution from Fund 12-B of approximately $12,985,000 upon the closing of the transaction. The Augusta System passes approximately 102,000 homes and serves approximately 66,600 basic subscribers. The Augusta System is contiguous with the cable television system owned by the Company serving areas in and around North Augusta, South Carolina ("The North Augusta System"). Together, the Augusta System and the North Augusta System will, upon closing of the Company's acquisition of the Augusta System, form an operating cluster that will serve approximately 81,700 basic subscribers and pass approximately 125,700 homes.

         On May 31, 1995, the Company entered into Asset Purchase Agreements with Cablevision of Manassas Park, Inc. and Benchmark/Manassas Cable Fund, Ltd. to acquire cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in Virginia (the "Virginia Systems"). The total purchase price for the Virginia Systems is $71,100,000, subject to normal closing adjustments. The Virginia Systems serve approximately 26,000 basic subscribers, and are located approximately 20 miles from the Company's wholly owned cable television system serving Alexandria, Virginia. The acquisition of the Virginia Systems is subject to a number of conditions, including the approval of the applicable governmental authorities to the transfer of the franchises for the Virginia Systems, the approval of the Department of Justice and the Federal Trade Commission pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the consent of various other third parties. These transactions are expected to close during 1995. The Company will pay Jones Financial Group a fee of $896,000 for acting as its financial advisor in connection with these transactions. Funding for the Virginia Systems acquisition is expected to be provided from the net proceeds from the Senior Notes offering discussed in Note 6 and from cash on hand.

         On June 30, 1995, the Company entered into an agreement with Columbia Associates, L.P., an unaffiliated party, to acquire the cable television systems serving Dale City, Lake Ridge, Woodbridge, Fort Belvoir, Triangle, Dumfries, Quatico, Accoquan and portions of Prince William County, all in the state of Virginia. These systems serve approximately 50,000 subscribers. The purchase price is $123,000,000. The acquisition of such systems is subject to a number of conditions including the consent of governmental franchising authorities and other regulatory authorities having jurisdiction, and other matters. Funding is expected to be provided from cash on hand and from available borrowings under the Company's credit facility. The Company will pay Jones Financial Group a fee of $1,328,400 for acting as its financial advisor in connection with this transaction.

         On August 11, 1995, the Company entered into a purchase and sale agreement with IDS/Jones Growth partners 87-A, Ltd., a Colorado limited partnership, one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The purchase price is $44,235,333, which is the average of three separate independent appraisals of the fair market value of the Carmel System. The Carmel System passes approximately 24,400 homes and serves approximately 18,500 basic subscribers. The Company expects to acquire and to trade the Carmel System, along with certain other properties, to an unaffiliated cable television system operator during 1995, as discussed below.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993

         On August 11, 1995, the Company entered into a purchase and sale agreement with Jones Cable Income Fund 1-B, Ltd., a Colorado limited partnership, one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The purchase price is $18,347,667, which is the average of three separate independent appraisals of the fair market value of the Orangeburg System. The Orangeburg System passes approximately 16,530 homes and services approximately 12,000 basic subscribers. The Company expects to acquire and then to trade the Orangeburg System, along with certain other properties, to an unaffiliated cable television system operator during 1995, as discussed below.

         On August 11, 1995, the Company entered into a purchase and sale agreement with the Cable TV Fund 12-BCD Venture, a joint venture of three of the Company's managed limited partnerships, to acquire from the Venture the cable television system serving areas in and around Tampa, Florida (the "Tampa System"). The purchase price is $110,395,667, which is the average of three separate independent appraisals of the fair market value of the Tampa System. The Tampa System passes approximately 125,000 homes and serves approximately 62,500 basic subscribers. The Company expects to acquire and then to trade the Tampa System, along with certain other properties, to an unaffiliated cable television system operator during 1995, as discussed below.

         On August 11, 1995, the Company entered into an Asset Exchange Agreement (the "Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the Exchange Agreement, the Company will convey to TWEAN substantially all of the assets of the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000 (subject to normal closing adjustments). In return, the Company will receive from TWEAN substantially all of the assets of the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Prince George's County, Seat Pleasant and Upper Marlboro, Maryland, portions of Fairfax County, Virginia.

         The closing of the transaction contemplated by the Exchange Agreement is subject to customary closing conditions, including obtaining necessary governmental and other third party consents. The parties intend to complete the transaction by the end of 1995, but there can be no assurances that all conditions will be satisfied or waived by that time. Either party may terminate the Exchange Agreement if the transaction is not completed on or before June 30, 1996. The Company will pay Financial Group, an affiliate of the Company, a $1,667,723 fee upon the completion of the transaction as compensation to it for acting as the Company's financial advisor in connection with this exchange.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


12.      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of May 31, 1995 and 1994, consisted of the following:


                                                                    May 31,
                                                           --------------------------
                                                             1995             1994
                                                           ---------        ---------
         Cable distribution systems                        $ 261,816        $ 218,635
         Buildings                                            11,396            7,050
         Land                                                  2,920            2,742
         Equipment and tools                                  10,544            6,475
         Premium service equipment                            29,401           24,895
         Earth receive stations                                3,672            3,343
         Vehicles                                              2,064            1,400
         Leasehold improvements and office furniture          15,967           13,382
         Construction work in progress                         4,748            1,249
         Other                                                17,747           13,210
                                                           ---------        ---------

                                                             360,275          292,381

         Accumulated depreciation                           (154,945)        (121,235)
                                                           ---------        ---------
                                                           $ 205,330        $ 171,146
                                                           =========        =========

13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                  1995
                                                      -------------------------------------------------------------
                                                                            Three Months Ended
                                                      -------------------------------------------------------------
                                                       August 31       November 30     February 28        May 31
                                                      -----------      -----------     -----------      -----------
                                                                   (In Thousands Except Per Share Data)
         Revenues                                     $    32,428      $    32,762     $    42,360      $    43,396
         Depreciation and
           amortization                                    11,012           10,627          12,022           12,236
         Operating income                                   2,855            3,285           3,381            3,931
         Net income (loss)                                 10,293           (5,215)         (4,152)          (4,927)
         Net loss per share                           $       .51      $      (.26)    $      (.15)     $      (.16)

                     JONES INTERCABLE, INC. AND SUBSIDIARIES

                 For the years ended May 31, 1995, 1994 and 1993


                                                                                 1994
                                                      -------------------------------------------------------------
                                                                           Three Months Ended
                                                      -------------------------------------------------------------
                                                       August 31       November 30     February 28        May 31
                                                      -----------      -----------     -----------      -----------
                                                                   (In Thousands Except Per Share Data)
         Revenues                                     $    30,943      $    31,051     $    31,750      $    32,735
         Depreciation and
          amortization                                     10,514           10,468          11,063           11,786
         Operating income                                   3,591            3,015           3,171            2,483
         Net loss                                          (5,852)          (5,776)         (6,521)          (7,128)
         Net loss per share                           $      (.34)     $      (.34)    $      (.38)     $      (.37)

14.      SUBSEQUENT EVENT: AUTHORIZED SHARES

         On July 10, 1995, the shareholders of the Company approved a resolution to amend the Company's Articles of Incorporation to increase the number of authorized Class A Common Stock shares from 30,000,000 to 60,000,000.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the executive officers and directors of the Company is set forth below.


          Glenn R. Jones                          65       Chairman of the Board and Chief Executive Officer
          Derek H. Burney                         55       Vice Chairman of the Board
          James B. O'Brien                        45       President, Chief Operating Officer and Director
          Ruth E. Warren                          45       Group Vice President/Operations
          Kevin P. Coyle                          43       Group Vice President/Finance
          Christopher J. Bowick                   39       Group Vice President/Technology
          Timothy J. Burke                        44       Group Vice President/Taxation/Administration
          Raymond L. Vigil                        48       Group Vice President/Human Resources and Director
          Cynthia A. Winning                      44       Group Vice President/Marketing
          Elizabeth M. Steele                     43       Vice President/General Counsel/Secretary
          Larry W. Kaschinske                     35       Controller
          William E. Frenzel                      66       Director
          Donald L. Jacobs                        57       Director
          James J. Krejci                         53       Director
          Philip R. Ladouceur                     54       Director
          Christine Jones-Marocco                 40       Director
          Daniel E. Somers                        47       Director
          Robert S. Zinn                          58       Director
          Robert B. Zoellick                      42       Director
          David K. Zonker                         41       Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the Company and of certain other affiliates of the Company. Mr. Jones was appointed Vice Chairman of the Board of Directors of Bell Canada International Inc. in February 1995. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. Derek H. Burney was appointed a Director of the Company on December 20, 1994 and Vice Chairman of the Board of Directors on January 31, 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the Company's President, joined the Company in January 1982. Prior to being elected President and a Director of the Company in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the Company's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the Company. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the Company. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

         Ms. Cynthia A. Winning joined the Company as Group Vice President/Marketing in December 1994. Previous to joining the Company, Ms. Winning served since 1994 as the President of PRS Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board member of Cities in Schools, a dropout intervention/prevention program.

         Ms. Elizabeth M. Steele joined the Company in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the Company, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the Company.

         Mr. Larry Kaschinske joined the Company in 1984 as a staff accountant in the Company's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. William E. Frenzel was appointed a Director of the Company on April 11, 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, he was the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), was the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eights years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

         Mr. Donald L. Jacobs was appointed a Director of the Company on April 11, 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW. During his career, Mr. Jacobs served on several corporate, professional and civic boards.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the Company. He also served as an officer of Jones Futurex, Inc., a subsidiary of the Company engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, and several of its subsidiaries engaged in the provision of telecommunications services until leaving the Company in May 1994. Mr. Krejci has been a Director of the Company since August 1987.

         Mr. Philip R. Ladouceur was appointed a Director of the Company on April 11, 1995. Mr. Ladouceur joined Bell Canada International Inc. as Executive Vice President of Operations on March 1, 1995. From 1993 to March 1995, Mr. Ladouceur was President, Chief Executive Officer and a Director of ISM Information Systems Management (Alberta) Corporation, a major information management company based in Alberta, Canada. From 1990 to 1992, Mr. Ladouceur was Executive Vice President and a Director of Sharwood and Company, a Toronto merchant bank and President and Senior Partner of HDL Capital Corporation in Toronto. From 1986-1989, he was Senior Vice President of Finance, Chief Financial Officer and a Director of Rogers Communications Inc. Mr. Ladouceur is a past director of the Financial Executives Institute of Canada.

         Ms. Christine Jones-Marocco was appointed a Director of the Company on December 20, 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

         Mr. Daniel E. Somers was appointed a Director of the Company on December 20, 1994 and also serves on the Company's Audit Committee. From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Robert S. Zinn was appointed a director of the Company on December 20, 1994. Mr. Zinn joined the Company in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the Company, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

         Mr. Robert B. Zoellick was appointed a Director of the Company on April 11, 1995. Mr. Zoellick is Executive Vice President, General Counsel and Corporate Secretary of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany and the Overseas Development Council.

         Mr. David K. Zonker was appointed a director of the Company on December 20, 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the Company. Mr. Zonker is a member of the Board of Directors of various affiliates of the Company, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.

                         ITEM 11. EXECUTIVE COMPENSATION

Compensation Summary

         The following table sets forth certain information relating to the compensation paid by the Company during the past three fiscal years to those persons who were, at May 31, 1995, the Chief Executive Officer and the other four most highly compensated executive officers of the Company.


                                                                                       LONG TERM
                                                                                       ---------
                                                                                      COMPENSATION
                                                                                      ------------
                                                     ANNUAL COMPENSATION                 AWARDS
                                                     -------------------                 ------
          NAME AND               FISCAL                                                                     ALL OTHER
     PRINCIPAL POSITION           YEAR            SALARY              BONUS              OPTIONS         COMPENSATION (4)
     ------------------           ----            ------              -----              -------         ----------------
Glenn R. Jones                 1995           $  1,401,846(1)     $    900,000(1)     122,269 (2)        $    135,623
Chairman of the Board          1994                530,420             630,000        418,708 (2)             136,226
and Chief Executive Officer    1993                684,651             600,000        230,000 (2)(3)           13,540

James B. O'Brien               1995           $    224,961        $    250,000         14,387 (2)        $     28,498
President                      1994                196,568              52,500         12,307 (2)              19,404
                               1993                196,568              85,000          6,300 (2)               5,740

Kevin P. Coyle                 1995           $    173,616        $     74,895          7,762 (2)        $     15,811
Group Vice President of        1994                168,559              45,000          5,008 (2)              12,814
Finance                        1993                157,530              40,000              0                   6,618

Christopher J. Bowick          1995           $    158,061        $     54,529          7,378 (2)        $     12,756
Group Vice President/          1994                153,458              45,000          5,317 (2)              11,907
Technology                     1993                139,507              41,850              0                       0

Elizabeth M. Steele            1995           $    192,823        $    117,000          6,000 (2)        $     20,655
Vice President, General        1994                187,207              30,000              0                  16,080
Counsel and Secretary          1993                187,207              36,000              0                   5,480


-----------------

(1) On December 20, 1994, contemporaneous with the Company's acquisition of Spacelink and the acquisition by BCI of shares of the Company's Class A Common Stock, the Company entered into an Employment Agreement with Mr. Jones providing, in part, for base compensation of $2,500,000 in fiscal 1995 (which approximates his fiscal 1994 combined compensation from the Company and Spacelink), with an annual cost of living index based adjustment. See Item 13, Certain Transactions.

(2) Represents the number of shares of the Company's Class A Common Stock underlying the options granted.

(3) Represents 200,000 shares of the Company's Common Stock and 30,000 shares of the Company's Class A Common Stock underlying the options granted.

(4) The Company's employees are entitled to participate in a 401(k) profit sharing plan. Certain senior employees of the Company are also eligible to participate in a deferred compensation plan. The amounts shown in the column reflect the Company's contributions pursuant to these plans for the benefit of the named person's account.

         The following table sets forth information with respect to grants of stock options during fiscal 1995 for the Executive Officers named in the Summary Compensation Table.

                                                                                             POTENTIAL REALIZABLE VALUE
                                                                                              AT ASSUMED ANNUAL RATES
                                                                                            OF STOCK PRICE APPRECIATION
                                                                                             POTENTIAL REALIZABLE VALUE
                           INDIVIDUAL GRANTS                                                       FOR OPTION TERM
---------------------------------------------------------------------------        -------------------------------------------

                                        % OF TOTAL
                                          OPTIONS
                                        GRANTED TO
                                       ALL EMPLOYEES    EXERCISE
                         OPTIONS         IN FISCAL        PRICE       EXPIRATION
        NAME            GRANTED(1)         YEAR         ($/SHARE)        DATE        0% ANNUAL       5% ANNUAL        10% ANNUAL
        ----            ----------         ----         ---------        ----        ---------       ---------        ----------
Glenn R. Jones          122,269               31%      $12.56          1/3/2005      $    0          $ 965,925    $    2,447,825

James B. O'Brien         14,387                4%      $12.56          1/3/2005      $    0          $ 113,657    $      288,027

Kevin P. Coyle            7,762                2%      $12.56          1/3/2005      $    0          $  61,320    $      155,395

Christopher J.            7,378                2%      $12.56          1/3/2005      $    0          $  58,286    $      147,708
Bowick
Elizabeth M. Steele       6,000                2%      $12.56          1/3/2005      $    0          $  47,400    $      120,120

-------------------
(1) Represents the number of shares of the Company's Class A Common Stock underlying the options granted.

(2) The dollar amounts shown under these columns are the result of calculations at 0%, 5% and 10% compound growth rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation of the Company's stock price. In all cases, the appreciation is calculated from the award date to the end of the option term.

         The following table sets forth information with respect to stock option exercises during fiscal year 1995 by the Executive Officers named in the Summary Compensation Table, including the aggregate value of gains on the date of exercise. One Executive Officer exercised an option to purchase shares of the Company's Common Stock. No Executive Officers exercised options to purchase shares of the Company's Class A Common Stock. Also shown are the (i) number of shares of Common Stock covered by both exercisable and unexercisable stock options as of May 31, 1995, and (ii) values for in-the-money options which represent the spread between the exercise price of such stock options and the price of the Company's Common Stock as of May 31, 1995.


                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                                VALUE OF
                                                                           NUMBER OF           UNEXERCISED
                                                                          UNEXERCISED         IN-THE-MONEY
                                                                       OPTIONS AT FISCAL    OPTIONS AT FISCAL
                                                                         YEAR END 5/31/95    YEAR END 5/31/95
                                                                         ----------------    ----------------
                           SHARES ACQUIRED             VALUE              EXERCISABLE/         EXERCISABLE/
         NAME                ON EXERCISE             REALIZED            UNEXERCISABLE        UNEXERCISABLE
         ----                -----------             --------            -------------        -------------
Glenn R. Jones                 200,000              $1,451,000                -0-                    -0-


Compensation of Directors

         Directors of the Company who are not full-time employees of the Company or any of its affiliates receive $5,000 per fiscal quarter for their services as Directors, with an additional $1,250 to be paid to each outside Director for each regularly scheduled quarterly meeting of the Board of Directors attended in person by such outside Director. No additional compensation for director service is paid to Directors who are full-time employees of the Company or any of its affiliates. In December 1993, Messrs. George Feltovich and Howard Thrall, independent directors of the Company, were appointed by the Board of Directors to constitute a special committee regarding the proposed acquisition by the Company of substantially all of the assets of Spacelink and the proposed acquisition by Bell Canada International Inc. of shares of the Company's Class A Common Stock. See Item 1. Each of Messrs. Feltovich and Thrall were compensated $40,000 for their services on the special committee through February 28, 1994. Commencing March 1, 1994, through the period of discharge of the special committee in December 1994, Messrs. Thrall and Feltovich were each compensated at the rate of $175.00 per hour of work performed on behalf of the special committee. Mr. Thrall was paid an additional $46,375 for such work, and Mr. Feltovich was paid an additional $52,500 for such work. Messrs. Feltovich and Thrall resigned from the Board of Directors in December 1994.

Compensation Committee Interlocks and Insider Participation

         A compensation committee was established in January 1995. Glenn R. Jones, Donald L. Jacobs and Philip R. Ladouceur, directors of the Company, are the current members of the compensation committee. During fiscal 1995, that committee did not act on compensation matters relating to fiscal 1995. During fiscal 1995, prior to the creation of the compensation committee, Glenn R. Jones, with the assistance of Patrick J. Lombardi, an executive officer and director of International, James B. O'Brien and Raymond L. Vigil, Executive Officers and Directors of the Company, and the heads of various departments, with respect to each of their departments, participated in recommendations and deliberations concerning executive compensation. Glenn R. Jones, James B. O'Brien, Timothy J. Burke and Elizabeth M. Steele, Executive Officers of the Company, serve as directors of certain of the Company's affiliates. As individuals, these Executive Officers had no transactions with the Company during fiscal year 1995. The various transactions between the Company and its affiliates are described in Item 13 below.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

         The following table sets forth certain information as of July 14, 1995, regarding ownership of the Company's Common Stock or Class A Common Stock by persons (including any group) known to the Company to be beneficial owners of more than 5% of either class of stock, the individual directors of the Company, each of the executive officers named in the Summary Compensation Table, and the executive officers and directors of the Company as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days.


                                                                   AMOUNT AND NATURE
         NAME AND ADDRESS OF                                         OF BENEFICIAL
        BENEFICIAL OWNER (1)              TITLE OF CLASS             OWNERSHIP (2)                 PERCENT OF CLASS
        --------------------              --------------             -------------                 ----------------
Jones International, Ltd.                  Common Stock              2,403,751(3)(4)                  47.01
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                2,372,568(3)(5)                   9.07
                                           Common Stock

Glenn R. Jones                             Common Stock              2,878,151(3)(6)                  56.29
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                2,769,678(3)(7)                  10.53
                                           Common Stock

Derek H. Burney                               Class A                      350                     less than .01
1000 rue de la                             Common Stock
Gauchetiere West
Montreal, Quebec,
Canada H3B 4Y8

Christopher J. Bowick                      Common Stock                  2,678                          .05
9697 East Mineral Avenue
Englewood, CO  80112                      Class A Common                 8,601(8)                       .03
                                               Stock

Kevin P. Coyle                             Common Stock                    345(9)                  less than .01
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                    1,321(10)                      .01
                                           Common Stock


James J. Krejci                               Class A                    5,000                          .02
1133 Race Street, 16N                      Common Stock
Denver, CO  80206

Christine Jones Marocco                    Common Stock              2,749,679(11)                    53.78
25 East End Avenue, #14F
New York, NY  10288                           Class A                  107,376(12)                      .41
                                           Common Stock

James B. O'Brien                              Common                     3,588                          .07
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                   29,121(13)                      .11
                                           Common Stock

Daniel E. Somers                              Class A                      100                     less than .01
1000 rue de la                             Common Stock
Gauchetiere Quest
Montreal, Quebec,
Canada H3B 4Y8

Raymond L. Vigil                              Common                       180                     less than .01
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                    2,207(14)                      .01
                                           Common Stock

Robert S. Zinn                             Common Stock              2,771,944(15)                    54.21
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                  157,290(16)                      .60
                                           Common Stock

David K. Zonker                               Class A                   19,174(17)                      .07
9697 East Mineral Avenue                   Common Stock
Englewood, CO  80112

All executive officers and directors       Common Stock              2,990,659                        58.49
as a group
(16 persons)                                  Class A                3,122,422(18)                    11.87
                                           Common Stock

Mutuelles AXA group                           Class A                1,816,427(19)(24)                 6.94
Vie Mutuelle                               Common Stock
101-100 Terrasse Boieldieu
92042 Paris La Defense France


AXA

23, Avenue Matignon
75008 Paris France

The Equitable Companies
Incorporated
787 Seventh Avenue
New York, New York  10019

Bell Canada International                  Common Stock              2,878,151(20)                    56.29
BVI III Limited
Arawak Chamber                                Class A                9,914,300(21)(24)                37.90
Road Town                                  Common Stock
Tortola, BVI

The Capital Group Companies, Inc. and         Class A                1,467,000(22)(24)                 5.61
Capital Research                           Common Stock
333 South Hope Street
Los Angeles, CA  90071

Neuberger & Berman                            Class A                2,000,200(23)(24)                 7.65
605 Third Avenue                           Common Stock
New York, NY  10158

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

(3) Glenn R. Jones, Chairman of the Board of Directors and Chief Executive Officer of the Company, owns all of the outstanding shares of Jones International, Ltd. ("International") and is deemed to be the beneficial owner of all shares of the Company owned by International. By virtue of this ownership, Mr. Jones controls approximately 41% of the total votes to be cast by all shareholders of the Company's shares on matters not requiring a class vote, because, with regard to such matters, a share of Common Stock has one vote and a share of Class A Common Stock has 1/10th of a vote. The holders of Class A Common Stock, as a class, are able to elect the greater of 25% or the next highest whole number of the Company's Board of Directors. Thus, holders of the Class A Common Stock, as a class, are presently entitled to elect four Directors.

(4) Includes 2,239,416 shares held by the Jones International Grantor Business Trust; 100,400 shares held by Jones Entertainment Group, Ltd.; 35,707 shares held by Jones Space Segment, Inc.; 27,585 shares held by Jones Global Group, Inc.; and 643 shares held by Jones Interdigital, Inc. International may be deemed to be the beneficial owner of all shares of Common Stock owned by Jones Entertainment Group, Ltd., Jones Space Segment, Inc., Jones Global Group, Inc. and Jones Interdigital, Inc.

(5) Includes 2,148,414 shares held by International; 136,946 shares held by Jones Entertainment Group, Ltd., 48,705 shares held by Jones Space Segment, Inc., 37,626 shares held by Jones Global Group, Inc.; and 877 shares held by Jones Interdigital, Inc. International may be deemed to be the beneficial owner of all shares of Class A Common Stock owned by Jones Entertainment Group, Ltd., Jones Space Segment, Inc., Jones Global Group, Inc. and Jones Interdigital, Inc.

(6) Includes 474,400 shares held by the Glenn Jones Grantor Business Trust; 2,239,416 shares held by the Jones International Grantor Business Trust; 100,400 shares held by Jones Entertainment Group, Ltd.; 35,707 shares held by Jones Space Segment, Inc.; 27,585 shares held by Jones Global Group, Inc.; and 643 shares held by Jones Interdigital, Inc.

(7) Includes 262,433 shares owned by Mr. Jones; 134,677 shares held by Mr. Jones pursuant to stock options; 2,148,414 shares held by International; 136,946 shares held by Jones Entertainment Group, Ltd.; 48,705 shares held by Jones Space Segment, Inc.; 37,626 shares held by Jones Global Group, Inc.; and 877 shares held by Jones Interdigital, Inc.

(8)      Includes 1,329 shares held by Mr. Bowick pursuant to a stock option.

(9)      Includes 320 shares held by Mr. Coyle's wife.

(10)     Includes 1,252 shares held by Mr. Coyle pursuant to a stock option.

(11) Includes 8,799 shares held by Mrs. Marocco; 357 shares held by the Joseph Michael Marocco Irrevocable Trust; 26,707 held by the Christine Jones Marocco Irrevocable Trust; 2,239,416 shares held by the Jones International Grantor Business Trust in which Mrs. Marocco has shared voting power; and 474,400 shares held by the Glenn Jones Grantor Business Trust in which Mrs. Marocco has shared voting power.

(12) Includes 23,891 shares held by Mrs. Marocco; 970 shares held by the Joseph Michael Marocco Irrevocable Trust; 72,515 shares held by the Christine Jones Marocco Irrevocable Trust; and 10,000 shares held by Mrs. Marocco's husband. Mrs. Marocco disclaims beneficial ownership of the shares held by her husband. Mrs. Marocco's husband is a principal in a firm that may from time to time invest in the Company's securities. Mrs. Marocco disclaims beneficial ownership of any securities of the Company that said firm purchases or in which Mr. Marocco may therefor have an interest.

(13)     Includes 9,377 shares held by Mr. O'Brien pursuant to a stock option.

(14)     Includes 1,719 shares held by Mr. Vigil pursuant to a stock option.

(15) Mr. Zinn is a trustee of (i) separate trusts for the benefit of the three children of Glenn R. Jones, which hold in the aggregate 57,893 shares, (ii) the Glenn Jones Grantor Business Trust which holds 474,400 shares and (iii) the Jones International Grantor Business Trust which holds 2,239,416 shares. Mr. Zinn shares voting power of these trusts. Also includes 235 shares held by Mr. Zinn's wife; Mr. Zinn disclaims beneficial ownership of these shares.

(16) Mr. Zinn is a trustee of separate trusts for the benefit of the three children of Glenn R. Jones, which hold 157,194 shares. Includes 96 shares held by Mr. Zinn's wife; Mr. Zinn disclaims beneficial ownership of these shares.

(17) Includes 26,674 shares held by Mr. Zonker's wife and 2,500 shares held by Mr. Zonker pursuant to a stock option; Mr. Zonker disclaims beneficial ownership of the shares held by his wife.

(18) Includes 154,479 shares held by various executive officers and directors pursuant to stock options.

(19) The Mutuelles AXA group includes AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle and Uni Europe Assurance Mutuelle. The Mutuelles AXA group, AXA and The Equitable Companies Incorporated have sole voting power over 1,589,427 shares, sole dispositive power over 1,815,927 shares and shared dispositive power over 500 shares.

(20) Bell Canada International Inc. ("BCI"), the sole shareholder of Bell Canada International BVI III Limited, may be deemed to have beneficial ownership of the 2,878,151 shares of Common Stock covered by Option Agreements dated December 20, 1994 among Morgan Guaranty Trust Company of New York, acting as agent for BCI, and the Glenn Jones Grantor Business Trust, the Jones International Grantor Business Trust, Jones Entertainment Group, Ltd., Jones Space Segment, Inc., Jones Global Group, Inc. and Jones Interdigital, Inc.

(21) Bell Canada International BVI III Limited is a wholly-owned subsidiary of Bell Canada International Inc., 1000 de la Gauchetiere Street West, Suite 1100, Montreal, Quebec, Canada H3B 4Y8.

(22) Capital Guardian Trust Company and Capital Research and Management Company, operating subsidiaries of The Capital Group Companies, Inc., exercised as of December 31, 1994, investment discretion with respect to 487,000 and 980,000 shares, respectively, which was owned by various institutional investors.

(23) Neuberger & Berman has sole voting power over 616,700 shares, shared voting power over 928,400 shares and shared dispositive power over 2,000,200 shares.

(24) This information is based upon filings made by the shareholders with the Securities and Exchange Commission, copies of which were provided to the Company.

                          ITEM 13. CERTAIN TRANSACTIONS

         Set forth below is a description of the Company's transactions with Jones International, Ltd., certain of its subsidiaries and certain affiliates of the Company during the fiscal year ended May 31, 1995. While the Company believes that these transactions generally are as favorable as could have been obtained from unaffiliated third parties, in most instances no third party bids or appraisals were obtained and certain of the transactions are by their nature unique to the companies involved. Accordingly, no assurance is given to such effect. In some instances the amounts of transactions have been rounded to the nearest thousand. Certain of the transactions described below are expected to continue during the current fiscal year.

JONES INTERNATIONAL, LTD.

         Jones International, Ltd. ("International") and certain of its subsidiaries provide various services to the Company and its managed limited partnerships, including information and data processing services, office space and programming services, as described below. The costs of these services are charged to the Company, and the Company reimburses International accordingly. In some cases, a portion of certain of these expenses are reallocated to the limited partnerships managed by the Company pursuant to the terms of the limited partnership agreements of such limited partnerships.

         During fiscal 1995, the Company carried accounts receivable from International and its affiliates totaling $2,000,000. This receivable was repaid in January 1995. Interest on such receivable was charged at the Company's average cost of borrowing plus 2%. Interest charged International for the year ended May 31, 1995 was $162,100.

         On December 9, 1994, Jones Panorama Properties, Inc., a wholly-owned subsidiary of the Company, granted an option to International to acquire the Panorama Falls Building. The option is for a period of one year for a purchase price of $3,050,000 plus the purchase price paid for certain surrounding property for a parking lot, the cost of capital improvements and certain leasing costs incurred by the Company (collectively the "Property Cost") and interest on the Property Cost at an annual interest rate equal to the average cost of funds to the Company.

JONES COMPUTER NETWORK, LTD.

         The Company and Jones Computer Network, Ltd. ("JCN") have entered into an Affiliation Agreement whereby JCN provides computer related video programming to cable television systems owned by the Company and its managed partnerships. JCN is a subsidiary of Jones Education Networks, Inc., which is controlled by International. JCN charges a fee based upon the number of subscribers receiving the programming. Payments to JCN with respect to programming provided to cable television systems owned by the Company and its managed partnerships totaled approximately $686,402 in fiscal 1995, of which $184,831 was paid by the Company.

JONES EARTH SEGMENT, INC.

         International owns an 81% interest in Jones Earth Segment, Inc. ("Earth Segment"), with the remaining 19% owned by Glenn R. Jones. Earth Segment owns a ground-to-satellite ("uplink") facility that permits the satellite transmission of programming originated by ME/U and the Company's affiliated audio programming companies. During fiscal 1995, Jones Satellite Networks, Inc., a subsidiary of the Company, used the uplink facility and paid Earth Segment $20,565 in connection with such use.

JONES FINANCIAL GROUP, LTD.

         Jones Financial Group, Ltd. ("Financial Group") performs services for the Company and certain of its affiliates as its agent in connection with acquisitions and sales of cable television systems, joint venture and other financing arrangements. Financial Group is owned 81% by International and 19% by Glenn R. Jones. The Company has entered into a Financial Services Agreement with Financial Group to render financial advisory and related services to the Company for a fee equal to 90% of the fees that would be charged to the Company by unaffiliated third parties for the same or comparable purposes. The Company will pay Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and will reimburse Financial Group for its reasonable out-of-pocket expenses. The term of the Financial Services Agreement is for eight years. Financial Group and BCI have entered into a separate agreement pursuant to which BCI is entitled to receive one-half of the net fees earned (gross fees less reasonable and customary operating expenses) by Financial Group under the Financial Services Agreement.

         The Company paid Financial Group an advisory fee of (pound)414,854 (approximately $632,600) in fiscal 1995 for its services to the Company in connection with the Company's transfer of all of its interests in its cable/telephony properties in the United Kingdom to Bell Cablemedia. See Item 1, International Investments by the Company and its Affiliates. In December 1994, upon the acquisition by BCI of a 30% equity interest in the Company, the Company paid Financial Group a fee of $2,000,000. These fees were first applied against the annual retainer.

JONES INFOMERCIAL NETWORKS, INC.

         Jones Infomercial Networks, Inc. ("JIN") is owned 81% by International and 19% by Glenn R. Jones. The Company and JIN have entered into an Affiliation Agreement whereby JIN provides advertising time for third parties on certain cable television systems owned by the Company or its managed partnerships, using those systems' ad sales slots. Effective January 31, 1995, the Affiliation Agreement was amended, in part, to increase the revenue share to the Company from 33% to 50%. The Affiliate Agreement, as amended, has been assigned by JIN to its wholly-owned subsidiary, Jones Infomercial Network Ventures, Inc. which has entered into a joint venture with an unaffiliated party to combine the infomercial networks that each has developed. The revenues generated from the third parties were shared with the Company from June 1, 1994 through January 30, 1995, two-thirds and one-third, and from January 31, 1995 through May 31, 1995, fifty-fifty. During fiscal year ended May 31, 1995, the Company and its managed partnerships received revenues from JIN of $223,900 and $306,400, respectively.

JONES INTERACTIVE, INC.

         Jones Interactive, Inc. ("Interactive") is a wholly-owned subsidiary of International. The Company and Interactive have entered into a Services Agreement whereby Interactive provides information management and data processing services for the Company in exchange for reimbursement by the Company to Interactive of Interactive's expenses plus a management fee equal to 10% of such expenses. Amounts paid by the Company and its affiliated partnerships to Jones Interactive, Inc. for the fiscal year ended May 31, 1995 totaled approximately $5,499,000, of which $1,265,000 was paid by the Company.

         In fiscal 1995, the Company and Interactive formed Jones Cyber Solutions, Ltd. for the purpose of developing a subscriber billing and management system. The Company invested $4,500,000, and Interactive invested $500,000 in Jones Cyber Solutions, Ltd.

JONES PROPERTIES, INC.

         Jones Properties, Inc. is a wholly-owned subsidiary of International. The Company is a party to a lease with Jones Properties, Inc. under which the Company has leased a 101,500 square foot office building in Englewood, Colorado in which the Company's corporate offices are located. The lease, which commenced in 1985, has a 15-year term with three 5-year renewal options. The annual rent is currently $24.00 per square foot, plus operating expenses and will not, by the terms of the lease, exceed such amount during the remainder of the 15-year term. The Company has subleased approximately 23,500 square feet of the building to International and certain other affiliates on the same terms and conditions of the above-mentioned lease. Payment to Jones Properties, Inc. by the Company and its managed partnerships, net of subleasing obligations, for the year ended May 31, 1995 was approximately $1,696,000 of which $390,000 was paid by the Company.

JONES SPACE SEGMENT, INC.

         Jones Space Segment, Inc. ("Space Segment") is owned 81% by International and 19% by Glenn R. Jones. The Company entered into a license agreement with Space Segment to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. Under the license agreement, which expired December 31, 1994, the Company, JIN and JCN had a license to use the transponder for their respective purposes. Under the terms of the agreement, the Company agreed to pay Space Segment $200,000 per month from January 1994 through March 1994 and the Company and JIN each agreed to pay $100,000 per month beginning April 1994 and until the launch of JCN, in September 1994. Thereafter, until termination of the agreement on December 31, 1994, the Company, JIN and JCN each paid $66,667 per month. The Company recognized $572,000 of rental expense related to this agreement during the fiscal year ended May 31, 1995.

MIND EXTENSION UNIVERSITY, INC. AND
JONES EDUCATION NETWORKS, INC.

         Cable television systems owned by the Company and its managed partnerships distribute the video programming of Mind Extension University, Inc. ("ME/U"), which is controlled by International, for a fee based upon the number of subscribers receiving the programming. Payments to ME/U with respect to programming provided to cable television systems owned by the Company and its managed partnerships totaled approximately $694,600 in fiscal 1995, of which $141,200 was paid by the Company.

         During fiscal 1992 and 1993, the Company invested $10,000,000 in ME/U for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. In fiscal 1993 and fiscal 1994, the Company also made advances to ME/U totaling $20,000,000. On April 11, 1995, the Company agreed converted its advances to ME/U into shares of the Class A Common Stock of Jones Education Networks, Inc. ("JEN"), the parent company of ME/U. JEN is an affiliate of International and, in addition to its 51% ownership of ME/U, JEN owns an 81% interest in Jones Computer Network, Ltd. The Company now owns a 17% interest in JEN.

                                 ---------------

         In addition to transacting business with International and its subsidiaries, the Company, and its managed limited partnerships have engaged in transactions with other affiliates of the Company. Set forth below is a description of such transactions during the fiscal year ended May 31, 1995. Certain of the transactions described below are expected to continue during the Company's current fiscal year.

THE JONES GROUP, LTD.

         The Jones Group, Ltd. ("Jones Group"), a wholly-owned subsidiary of the Company, performs brokerage services for the Company and its managed partnerships and collects fees for these services in connection with acquisitions from and sales to unaffiliated parties of cable television properties. Prior to the Company's acquisition of Spacelink in December 1994 (see Item 1, Acquisition of Jones Spacelink, Ltd.), Jones Group was owned 80% by Spacelink and 20% by the Company. Brokerage fees paid to Jones Group by the Company and its managed partnerships during the fiscal year ended May 31, 1995 totaled $912,500, all of which were paid by the Company.

JONES GLOBAL GROUP, INC.

         Jones Global Group, Inc. ("Global Group") is a corporation owned 62% by International and 38% by the Company. Global Group and the Company owned interests in cable/telephony properties in the United Kingdom. In July 1994, the Company and Global Group transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales ("Bell Cablemedia") in exchange for American Depositary Shares ("ADSs") representing Ordinary Shares of Bell Cablemedia. The Company and Global Group, respectively, paid advisory fees of (pound)414,854 (approximately $632,600) and (pound)251,812 (approximately $384,000) to Financial Group, for its services to the Company and Global Group in connection with the aforementioned transactions. The allocation of these advisory fees was based on the ratio of ADSs of Bell Cablemedia received by the Company and Global Group. As a result of these transactions, the Company and Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom. The Company and Global Group do, however, own indirect interests in cable/telephony properties in the United Kingdom through their respective investments in Bell Cablemedia. The Company directly and indirectly owns approximately 11.6% of Bell Cablemedia through its direct ownership of 6,225,796 ADSs and its indirect ownership of 974,162 ADSs, representing 38% of the 2,563,584 ADSs owned by Global Group. Messrs. Glenn R. Jones, a director and Chief Executive Officer of the Company and Global Group, and Patrick J. Lombardi, a director and officer of Global Group, have become members of the board of directors of Bell Cablemedia.

JONES SPANISH HOLDINGS, INC.

         Jones Spanish Holdings, Inc. ("Spanish Holdings"), is owned 38% by the Company and 62% by International, and has explored cable television system acquisition, development and operation opportunities in Spain. In October 1994, Spanish Holdings and Jones International Spanish Investments, Inc. transferred all of their interests in their cable/telephony properties in Spain to Bell Cablemedia in exchange for a total of 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. Such shares subsequently were transferred to the Company in repayment of advances made to finance the Spanish operations. As a result of this transaction, the Company and its affiliates no longer own any direct interest in cable/telephony properties in Spain.

                               -------------------

         In addition to the foregoing described transactions, the Company has engaged in certain transactions in connection with the acquisition by BCI of shares of the Company's Class A Common Stock. Set forth below is a description of these transactions.

         On December 20, 1994, contemporaneous with the closing of the acquisition by BCI of shares of the Company's Class A Common Stock,

         1. International and Glenn R. Jones and certain affiliates of International (collectively, the "Grantors") entered into option agreements providing for the grant of options to Morgan Guaranty Trust Company of New York, acting as agent for BCI, to purchase all of the shares of the Company's Common Stock held, directly or indirectly, by International, Mr. Jones and the affiliates of International in consideration for the payment by BCI to the Grantors of an option deposit of $19.00 for each share of the Company's Common Stock owned by Grantors on the date of the execution of the option agreements. This option deposit payment resulted in the Grantors receiving approximately $54,684,869 from BCI.

         2. The Company entered into an Employment Agreement with Glenn R. Jones (the "Employment Agreement") pursuant to which the Company agreed to employ Mr. Jones as Chief Executive Officer of the Company for a period of up to eight years. Under the terms of the Employment Agreement, Mr. Jones is to receive a base compensation of $2,500,000 in fiscal year 1995 (which approximates his fiscal year 1994 combined compensation from the Company and Spacelink), with an annual cost of living index based adjustment. In addition, Mr. Jones is entitled to participate in the Company's bonus, stock option and other employee plans at a level generally commensurate with his previous participation. No other employee of the Company has an employment agreement with the Company.

         3. BCI, International, Glenn R. Jones and the Company entered into certain arrangements concerning the operation and governance of the Company and other related matters pursuant to a Shareholders Agreement ("Shareholders Agreement"). Certain provisions of the Shareholders Agreement grant to Mr. Jones, International and their affiliates the right to use a number of channels on cable television systems now or hereafter owned or controlled by the Company for distribution of their programming networks for a period of 15 years after closing; BCI was also granted a similar right for a fewer number of channels. International was granted certain non-exclusive rights to provide the Company with goods and services on competitive terms which will, at the Company's discretion, be pursuant to competitive bidding or other processes. BCI was granted identical rights pursuant to a Supply and Services Agreement among the Company and BCI.

         4. The Company entered into a Supply and Services Agreement with BCI. Pursuant to the Supply and Services Agreement, BCI will provide the Company with access to the expert advice of personnel from BCI and its affiliates for the equivalent of three man-years on an annual basis. The company will pay an annual fee of $2,000,000 to BCI during the term of the agreement. Payments under the Supply and Services Agreement during the year ended May 31, 1995 totaled $1,000,000.

         5. The Company entered into a Secondment Agreement with BCI. Pursuant to the Secondment Agreement, BCI will provide up to 10 people with specific experience in certain areas of operations and other BCI's business. The Company will reimburse BCI for the full employment costs of such individuals. The Company reimbursed BCI $220,800 during the year ended May 31, 1995.

                                     PART IV

ITEM 14.                     EXHIBITS AND REPORTS ON FORM 8-K

             (A)(1) FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.

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

2.4 Purchase and Sale Agreement dated February 22, 1995 between Cable TV Fund 12-B, Ltd. and the Company. (22)

2.5 Amendment No. 1 dated July 24, 1995 to Purchase and Sale Agreement dated February 22, 1995 between Cable TV Fund 12-B, Ltd. and the Company.

2.6 Asset Purchase Agreement dated May 31, 1995 between Benchmark Manassas Cable Fund Limited Partnership and the Company. (23)

2.7 Asset Purchase Agreement dated May 31, 1995 between Cablevision of Manassas Park, Inc. and the Company. (23)

2.8 Asset Purchase Agreement dated as of June 30, 1995 between Columbia Associates, L.P. and the Company

2.9 Purchase and Sale Agreement dated as of August 11, 1995 between IDS/Jones Growth Partners 87-A, Ltd. and the Company

2.10 Purchase and Sale Agreement dated as of August 11, 1995 between Jones Cable Income Fund 1-B, Ltd. and the Company

2.11 Purchase and Sale Agreement dated as of August 11, 1995 between Cable TV Fund 12-BCD Venture and the Company

2.12 Asset Exchange Agreement dated as of August 11, 1995 between Time Warner Entertainment-Advance/Newhouse Partnership and the Company

3.1          Articles of Incorporation and amendments thereto of the Company.
             (2)

3.2          Amendment to Articles of Incorporation of Company filed July 24,
             1995.

3.3          Bylaws of the Company.

4.1 Indenture, dated as of May 15, 1987, between the Company and United Bank of Denver National Association. (4)

4.2 Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (5)

4.3 First Supplemental Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (5)

4.4 Second Supplemental Indenture, dated as of March 1, 1993, between the Company and First Trust National Association. (6)

4.5 Form of Shareholders Agreement among Glenn R. Jones, Jones International, Ltd., Bell Canada International Inc. and the Company. (1)

10.1.1 Form of Financial Services Agreement between Jones Financial Group, Ltd. and the Company. (1)

10.1.2       Form of Employment Agreement between Glenn R. Jones and the
             Company. (1)

10.1.3 Form of Supply and Services Agreement between Bell Canada International Inc. and the Company. (1)

10.1.4 Form of Secondment Agreement between Bell Canada International Inc. and the Company. (1)

10.1.5 Form of Option Agreement for Glenn R. Jones and Jones International, Ltd. between Bell Canada International Inc. and Newco. (1)

10.1.6 Affiliate Agreement dated August 1, 1994 between the Company and Jones Computer Network, Ltd.

10.1.7 Affiliate Agreement dated August 1, 1994 between the Company and Jones Infomercial Networks, Inc.

10.1.8       Services Agreement between the Company and Jones Interactive, Inc.

10.2.1       Non-Qualified Stock Option Plan of the Company. (7)

10.2.2       Form of Non-Qualified Stock Option Agreement. (7)

10.2.3       1992 Stock Option Plan. (8)

10.2.4       Form of Basic Incentive Stock Option Agreement. (8)

10.2.5       Form of Basic Non-Qualified Stock Option Agreement. (8)

10.3.1 Office Lease, dated June 8, 1984, between the Company and Jones Properties, Inc., regarding office space at 9697 East Mineral Avenue, Englewood, Colorado. (9)

10.3.2 Office Building Lease dated December 9, 1994 between Jones Panorama Properties, Inc. and the Company regarding Lot 4, Panorama Office Park.

10.4.1       Partnership Agreement for Cable TV Fund 11. (10)

10.4.2       Partnership Agreement for Cable TV Fund 12. (9)

10.4.3       Partnership Agreement for Cable TV Fund 14. (11)

10.4.4       Partnership Agreement for Jones Cable Income Fund 1. (12)

10.4.5 First Restated Agreement of Limited Partnership for Jones Intercable Investors, L.P. (13)

10.4.6       Partnership Agreement for IDS/Jones Growth Partners. (14)

10.4.7       Partnership Agreement for Cable TV Fund 15. (15)

10.4.8       Partnership Agreement for IDS/Jones Growth Partners II, L.P. (16)

10.4.9       Partnership Agreement of Jones United Kingdom Fund, Ltd. (18)

10.5.1 Credit Agreement dated December 8, 1992 among the Company, Barclays Bank PLC, Corestates Bank, N.A. and The Bank of Nova Scotia, as Co-Agents and the various lenders named therein. (3)

10.5.2 First Amendment and Waiver to Credit Agreement dated as of January 22, 1993, among the Company, Barclays Bank PLC, Corestates Bank, N.A. and The Bank of Nova Scotia, as Co-Agents and NationsBank of Texas, N.A., as Managing Agent for various lenders. (3)

10.5.3 Second Amendment to Credit Agreement dated November 30, 1994 among the Company, Barclays Bank PLC, CoreStates Bank, N.A. and The Bank of Nova Scotia, as Lenders and as co-agents, and NationsBank of Texas, N.A., as a Lender and as Managing Agent.

10.5.4 Third Amendment dated as of December 19, 1994 among the Company, Barclays Bank PLC, CoreStates Bank, N.A. and The Bank of Nova Scotia, as Lenders and as co-agents, and NationsBank of Texas, N.A., as a Lender and as Managing Agent.

10.6.1 Copy of a franchise and related documents thereto granting a cable television system franchise for Town of Marana, Arizona. (3)

10.6.2 Copy of a franchise and related documents thereto granting a cable television system franchise for Oro Valley, Arizona. (2)

10.6.3 Copy of a franchise and related documents thereto granting a cable television system franchise for Pima County, Arizona. (2)

10.6.4 Copy of a franchise and related documents thereto granting a cable television system franchise for The Tucson National Golf Club. (2)

10.6.5 Copy of a franchise and related documents thereto granting a cable television system franchise for Los Angeles County, California.
             (17)

10.6.6 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Oxnard, California. (2)

10.6.7 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Port Hueneme, California. (3)

10.6.8 Copy of a franchise and related documents thereto granting a cable television system franchise for the Naval Construction Battalion Center, Port Hueneme, California. (2)

10.6.9 Modification of franchise agreement dated June 23, 1993 for the Naval Construction Battalion Center, Port Hueneme, California. (3)

10.6.10 Copy of a franchise and related documents thereto granting a cable television system franchise for the County of Ventura, California.
             (3)

10.6.11 Copy of a franchise and related documents thereto granting a cable television system franchise for Arapahoe County, Colorado. (2)

10.6.12 Copy of a franchise and related documents thereto granting a cable television system franchise for certain portions of Jefferson County, Colorado. (2)

10.6.13 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Morrison, Colorado. (3)

10.6.14 Copy of a franchise and related documents thereto granting a cable television system franchise for Anne Arundel County, Maryland. (2)

10.6.15 Copy of a franchise and related documents thereto granting a cable television system franchise for Elizabeth Landing, Maryland. (2)

10.6.16 Copy of a franchise and related documents thereto granting a cable television system franchise for Ft. George G. Meade, Maryland. (17)

10.6.17 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Indian Head, Maryland.
             (3)

10.6.18 Copy of a franchise and related documents thereto granting a cable television system franchise for the Indian Head Division, Naval Surface Warfare Center, Indian Head, Maryland. (3)

10.6.19 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of La Plata, Maryland. (2)

10.6.20 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Cherryville, North Carolina. (2)

10.6.21 Copy of a franchise and related documents thereto granting a cable television system franchise for Cleveland County, North Carolina.
             (2)

10.6.22 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Cramerton, North Carolina. (3)

10.6.23 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Gastonia, North Carolina. (2)

10.6.24 Copy of a franchise and related documents thereto granting a cable television system franchise for the Williamsburg and Jamestown subdivision of Gastonia, North Carolina. (2)

10.6.25 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Kings Mountain, North Carolina. (2)

10.6.26 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Lowell, North Carolina.
             (2)

10.6.27 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of McAdenville, North Carolina. (3)

10.6.28 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Ranlo, North Carolina.
             (3)

10.6.29 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Stanley, North Carolina. (3)

10.6.30 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Clover, South Carolina.
             (3)

10.6.31 Copy of a franchise and related documents thereto granting a cable television system franchise for York County, South Carolina. (3)

10.6.32 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Alexandria, Virginia.
             (24)

10.6.33 Copy of a franchise and related documents thereto granting a cable television system franchise for Fort Myer, Virginia. (18)

10.6.34 Amendment dated April 6, 1990, of franchise granting a cable television system franchise for Fort Myer, Virginia. (20)

10.6.35 Copy of a franchise and related documents thereto granting a cable television system franchise for Aiken County, South Carolina. (21)

10.6.36 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Dearing, Georgia. (21)

10.6.37 Copy of a franchise and related documents thereto granting a cable television system franchise for Edgefield County, South Carolina.
             (21)

10.6.38 Copy of a franchise and related documents thereto granting a cable television system franchise for McDuffie County, Georgia. (21)

10.6.39 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of North Augusta, South Carolina. (21)

10.6.40 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Thomson, Georgia. (21)

10.6.41 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Trenton, South Carolina. (21)

10.7.1 Indemnification Agreement dated March 14, 1994, among the Company, Howard O. Thrall and George J. Feltovich. (21)

21           List of Subsidiaries of the Company.

23 Consent of Arthur Andersen & Co., independent public accountants, to the incorporation by reference of its report into the Company's Form S-8 and Form S-3 Registration Statements.

27           Financial Data Schedule.

------------

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

(21) Incorporated by reference from the Company's Form S-4 Registration Statement filed on July 11, 1994.

(22) Incorporated by reference from the Company's Current Report on Form 8-K dated March 10, 1995.

(23) Incorporated by reference from the Company's Current Report on Form 8-K dated June 7, 1995.

(24) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JONES INTERCABLE, INC.

                                    By:     /s/ Glenn R. Jones
                                            ---------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
Dated:        August 9, 1995                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By:     /s/ Glenn R. Jones
                                           ---------------------------------
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
                                           Executive Officer
Dated:        August 9, 1995               (Principal Executive Officer)

                                   By:     /s/ Kevin P. Coyle
                                           ---------------------------------
                                           Kevin P. Coyle
                                           Group Vice President/Finance
Dated:        August 9, 1995               (Principal Financial Officer)

                                   By:     /s/ Larry W. Kaschinske
                                           ---------------------------------
                                           Larry W. Kaschinske
                                           Controller
Dated:        August 9, 1995               (Principal Accounting Officer)

                                   By:     /s/ James B. O'Brien
                                           ---------------------------------
                                           James B. O'Brien
Dated:        August 9, 1995               President and Director

                                   By:     /s/ Raymond L. Vigil
                                           ---------------------------------
                                           Raymond L. Vigil
Dated:        August 9, 1995               Group Vice President and Director


                                   By:     /s/ Derek H. Burney
                                           ---------------------------------
                                           Derek H. Burney
Dated:        August 9, 1995               Director

                                   By:     /s/ William E. Frenzel
                                           ---------------------------------
                                           William E. Frenzel
Dated:        August 9, 1995               Director

                                   By:     /s/ Donald L. Jacobs
                                           ---------------------------------
                                           Donald L. Jacobs
Dated:        August 9, 1995               Director

                                   By:     /s/ James J. Krejci
                                           ---------------------------------
                                           James J. Krejci
Dated:        August 9, 1995               Director

                                   By:     /s/ Philip R. Ladouceur
                                           ---------------------------------
                                           Philip R. Ladouceur
Dated:        August 9, 1995               Director

                                   By:     /s/ Christine Jones-Marocco
                                           ---------------------------------
                                           Christine Jones-Marocco
Dated:        August 9, 1995               Director

                                   By:     /s/ Daniel E. Somers
                                           ---------------------------------
                                           Daniel E. Somers
Dated:        August 9, 1995               Director

                                   By:     /s/ Robert S. Zinn
                                           ---------------------------------
                                           Robert S. Zinn
Dated:        August 9, 1995               Director

                                   By:     /s/ Robert B. Zoellick
                                           ---------------------------------
                                           Robert B. Zoellick
Dated:        August 9, 1995               Director

                                   By:     /s/ David K. Zonker
                                           ---------------------------------
                                           David K. Zonker
Dated:        August 9, 1995               Director

                                 Exhibit Index
                                 -------------

Exhibit                           Description                                       Page
-------                           -----------                                       ----
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

2.4          Purchase and Sale Agreement dated February 22, 1995 between Cable
             TV Fund 12-B, Ltd. and the Company. (22)

2.5 Amendment No. 1 dated July 24, 1995 to Purchase and Sale Agreement dated February 22, 1995 between Cable TV Fund 12-B, Ltd. and the
             Company.

2.6          Asset Purchase Agreement dated May 31, 1995 between Benchmark
             Manassas Cable Fund Limited Partnership and the Company. (23)

2.7          Asset Purchase Agreement dated May 31, 1995 between Cablevision of
             Manassas Park, Inc. and the Company. (23)

2.8          Asset Purchase Agreement dated as of June 30, 1995 between Columbia
             Associates, L.P. and the Company

2.9          Purchase and Sale Agreement dated as of August 11, 1995 between
             IDS/Jones Growth Partners 87-A, Ltd. and the Company

2.10         Purchase and Sale Agreement dated as of August 11, 1995 between
             Jones Cable Income Fund 1-B, Ltd. and the Company


2.11 Purchase and Sale Agreement dated as of August 11, 1995 between Cable TV Fund 12-BCD Venture and the Company

2.12 Asset Exchange Agreement dated as of August 11, 1995 between Time Warner Entertainment-Advance/Newhouse Partnership and the Company

3.1          Articles of Incorporation and amendments thereto of the Company.
             (2)

3.2          Amendment to Articles of Incorporation of Company filed July 24,
             1995.

3.3          Bylaws of the Company.

4.1 Indenture, dated as of May 15, 1987, between the Company and United Bank of Denver National Association. (4)

4.2 Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (5)

4.3 First Supplemental Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (5)

4.4 Second Supplemental Indenture, dated as of March 1, 1993, between the Company and First Trust National Association. (6)

4.5 Form of Shareholders Agreement among Glenn R. Jones, Jones International, Ltd., Bell Canada International Inc. and the Company. (1)

10.1.1 Form of Financial Services Agreement between Jones Financial Group, Ltd. and the Company. (1)

10.1.2       Form of Employment Agreement between Glenn R. Jones and the
             Company. (1)

10.1.3 Form of Supply and Services Agreement between Bell Canada International Inc. and the Company. (1)

10.1.4 Form of Secondment Agreement between Bell Canada International Inc. and the Company. (1)

10.1.5 Form of Option Agreement for Glenn R. Jones and Jones International, Ltd. between Bell Canada International Inc. and Newco. (1)

10.1.6 Affiliate Agreement dated August 1, 1994 between the Company and Jones Computer Network, Ltd.

10.1.7 Affiliate Agreement dated August 1, 1994 between the Company and Jones Infomercial Networks, Inc.

10.1.8       Services Agreement between the Company and Jones Interactive, Inc.

10.2.1       Non-Qualified Stock Option Plan of the Company. (7)

10.2.2       Form of Non-Qualified Stock Option Agreement. (7)

10.2.3       1992 Stock Option Plan. (8)

10.2.4       Form of Basic Incentive Stock Option Agreement. (8)

10.2.5       Form of Basic Non-Qualified Stock Option Agreement. (8)

10.3.1 Office Lease, dated June 8, 1984, between the Company and Jones Properties, Inc., regarding office space at 9697 East Mineral Avenue, Englewood, Colorado. (9)

10.3.2 Office Building Lease dated December 9, 1994 between Jones Panorama Properties, Inc. and the Company regarding Lot 4, Panorama Office Park.

10.4.1       Partnership Agreement for Cable TV Fund 11. (10)

10.4.2       Partnership Agreement for Cable TV Fund 12. (9)

10.4.3       Partnership Agreement for Cable TV Fund 14. (11)

10.4.4       Partnership Agreement for Jones Cable Income Fund 1. (12)

10.4.5 First Restated Agreement of Limited Partnership for Jones Intercable Investors, L.P. (13)

10.4.6       Partnership Agreement for IDS/Jones Growth Partners. (14)

10.4.7       Partnership Agreement for Cable TV Fund 15. (15)

10.4.8       Partnership Agreement for IDS/Jones Growth Partners II, L.P. (16)

10.4.9       Partnership Agreement of Jones United Kingdom Fund, Ltd. (18)

10.5.1 Credit Agreement dated December 8, 1992 among the Company, Barclays Bank PLC, Corestates Bank, N.A. and The Bank of Nova Scotia, as Co-Agents and the various lenders named therein. (3)

10.5.2 First Amendment and Waiver to Credit Agreement dated as of January 22, 1993, among the Company, Barclays Bank PLC, Corestates Bank, N.A. and The Bank of Nova Scotia, as Co-Agents and NationsBank of Texas, N.A., as Managing Agent for various lenders. (3)

10.5.3 Second Amendment to Credit Agreement dated November 30, 1994 among the Company, Barclays Bank PLC, CoreStates Bank, N.A. and The Bank of Nova Scotia, as Lenders and as co-agents, and NationsBank of Texas, N.A., as a Lender and as Managing Agent.

10.5.4 Third Amendment dated as of December 19, 1994 among the Company, Barclays Bank PLC, CoreStates Bank, N.A. and The Bank of Nova Scotia, as Lenders and as co-agents, and NationsBank of Texas, N.A., as a Lender and as Managing Agent.

10.6.1 Copy of a franchise and related documents thereto granting a cable television system franchise for Town of Marana, Arizona. (3)

10.6.2 Copy of a franchise and related documents thereto granting a cable television system franchise for Oro Valley, Arizona. (2)

10.6.3 Copy of a franchise and related documents thereto granting a cable television system franchise for Pima County, Arizona. (2)

10.6.4 Copy of a franchise and related documents thereto granting a cable television system franchise for The Tucson National Golf Club. (2)

10.6.5 Copy of a franchise and related documents thereto granting a cable television system franchise for Los Angeles County, California.
             (17)

10.6.6 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Oxnard, California. (2)

10.6.7 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Port Hueneme, California. (3)

10.6.8 Copy of a franchise and related documents thereto granting a cable television system franchise for the Naval Construction Battalion Center, Port Hueneme, California. (2)

10.6.9 Modification of franchise agreement dated June 23, 1993 for the Naval Construction Battalion Center, Port Hueneme, California. (3)

10.6.10 Copy of a franchise and related documents thereto granting a cable television system franchise for the County of Ventura, California.
             (3)

10.6.11 Copy of a franchise and related documents thereto granting a cable television system franchise for Arapahoe County, Colorado. (2)

10.6.12 Copy of a franchise and related documents thereto granting a cable television system franchise for certain portions of Jefferson County, Colorado. (2)

10.6.13 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Morrison, Colorado. (3)

10.6.14 Copy of a franchise and related documents thereto granting a cable television system franchise for Anne Arundel County, Maryland. (2)

10.6.15 Copy of a franchise and related documents thereto granting a cable television system franchise for Elizabeth Landing, Maryland. (2)

10.6.16 Copy of a franchise and related documents thereto granting a cable television system franchise for Ft. George G. Meade, Maryland. (17)

10.6.17 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Indian Head, Maryland.
             (3)

10.6.18 Copy of a franchise and related documents thereto granting a cable television system franchise for the Indian Head Division, Naval Surface Warfare Center, Indian Head, Maryland. (3)

10.6.19 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of La Plata, Maryland. (2)

10.6.20 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Cherryville, North Carolina. (2)

10.6.21 Copy of a franchise and related documents thereto granting a cable television system franchise for Cleveland County, North Carolina.
             (2)

10.6.22 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Cramerton, North Carolina. (3)

10.6.23 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Gastonia, North Carolina. (2)

10.6.24 Copy of a franchise and related documents thereto granting a cable television system franchise for the Williamsburg and Jamestown subdivision of Gastonia, North Carolina. (2)

10.6.25 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Kings Mountain, North Carolina. (2)

10.6.26 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Lowell, North Carolina.
             (2)

10.6.27 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of McAdenville, North Carolina. (3)

10.6.28 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Ranlo, North Carolina.
             (3)

10.6.29 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Stanley, North Carolina. (3)

10.6.30 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Clover, South Carolina.
             (3)

10.6.31 Copy of a franchise and related documents thereto granting a cable television system franchise for York County, South Carolina. (3)

10.6.32 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Alexandria, Virginia.
             (24)

10.6.33 Copy of a franchise and related documents thereto granting a cable television system franchise for Fort Myer, Virginia. (18)

10.6.34 Amendment dated April 6, 1990, of franchise granting a cable television system franchise for Fort Myer, Virginia. (20)

10.6.35 Copy of a franchise and related documents thereto granting a cable television system franchise for Aiken County, South Carolina. (21)

10.6.36 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Dearing, Georgia. (21)

10.6.37 Copy of a franchise and related documents thereto granting a cable television system franchise for Edgefield County, South Carolina.
             (21)

10.6.38 Copy of a franchise and related documents thereto granting a cable television system franchise for McDuffie County, Georgia. (21)

10.6.39 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of North Augusta, South Carolina. (21)

10.6.40 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Thomson, Georgia. (21)

10.6.41 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Trenton, South Carolina. (21)

10.7.1 Indemnification Agreement dated March 14, 1994, among the Company, Howard O. Thrall and George J. Feltovich. (21)

21           List of Subsidiaries of the Company.

23 Consent of Arthur Andersen & Co., independent public accountants, to the incorporation by reference of its report into the Company's Form S-8 and Form S-3 Registration Statements.

27           Financial Data Schedule.

------------

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

(21) Incorporated by reference from the Company's Form S-4 Registration Statement filed on July 11, 1994.

(22) Incorporated by reference from the Company's Current Report on Form 8-K dated March 10, 1995.

(23) Incorporated by reference from the Company's Current Report on Form 8-K dated June 7, 1995.

(24) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.