Form 10-K/A
period 1995-05-31
JONES INTERCABLE INC
filed 1995-08-17
CIK 275605

                               FORM 10-K/A NO. 1

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
                                           Common Stock

Derek H. Burney                               Class A                      350                     less than .01
1000 rue de la                             Common Stock
Gauchetiere West
Montreal, Quebec,
Canada H3B 4Y8

Christopher J. Bowick                      Common Stock                  2,678                          .05
9697 East Mineral Avenue
Englewood, CO  80112                      Class A Common                 1,329(8)                       .01
                                               Stock

Kevin P. Coyle                             Common Stock                    345(9)                  less than .01
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                    1,321(10)                      .01
                                           Common Stock


James J. Krejci                               Class A                    5,000                          .02
1133 Race Street, 16N                      Common Stock
Denver, CO  80206

Christine Jones Marocco                    Common Stock              2,749,679(11)                    53.78
25 East End Avenue, #14F
New York, NY  10288                           Class A                  107,376(12)                      .41
                                           Common Stock

James B. O'Brien                              Common                     3,588                          .07
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                   29,121(13)                      .11
                                           Common Stock

Daniel E. Somers                              Class A                      100                     less than .01
1000 rue de la                             Common Stock
Gauchetiere Quest
Montreal, Quebec,
Canada H3B 4Y8

Raymond L. Vigil                              Common                       180                     less than .01
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                    2,207(14)                      .01
                                           Common Stock

Robert S. Zinn                             Common Stock              2,771,944(15)                    54.21
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                  157,290(16)                      .60
                                           Common Stock

David K. Zonker                               Class A                   19,174(17)                      .07
9697 East Mineral Avenue                   Common Stock
Englewood, CO  80112

All executive officers and directors       Common Stock              2,979,337                        58.27
as a group
(20 persons)                                  Class A                3,102,168(18)                    11.79
                                           Common Stock

Mutuelles AXA group                           Class A                1,816,427(19)(24)                 6.94
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

(8)      Represents shares held by Mr. Bowick pursuant to a stock option.

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

(17) Includes 16,674 shares held by Mr. Zonker's wife and 2,500 shares held by Mr. Zonker pursuant to a stock option; Mr. Zonker disclaims beneficial ownership of the shares held by his wife.

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

                                    JONES INTERCABLE, INC.

                                    By:     /s/ Robert S. Zinn
                                            ---------------------------------
                                            Robert S. Zinn
                                            Vice President
Dated:        August 17, 1995