Form 10-K405/A
period 1995-05-31
JONES INTERCABLE INC
filed 1995-08-21
CIK 275605

                               FORM 10-K/A NO. 2

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


Denver, Colorado,                                        /s/ ARTHUR ANDERSEN LLP
 August 11, 1995                                         ARTHUR ANDERSEN LLP


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

         Subscriber Billing Venture

         In fiscal 1995, the Company and Jones Interactive formed a venture for the purpose of developing a subscriber billing and management system. The Company invested $4.5 million in the venture during fiscal 1995.

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

         In fiscal 1995, the Company and Interactive formed a venture for the purpose of developing a subscriber billing and management system. The Company invested $4,500,000, and Interactive invested $500,000 in the venture.

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

                                    JONES INTERCABLE, INC.

                                    By:     /s/ Robert S. Zinn
                                            ---------------------------------
                                            Robert S. Zinn
                                            Vice President
Dated:        August 21, 1995