Form 10-K405/A
period 1995-05-31
JONES INTERCABLE INC
filed 1995-08-30
CIK 275605

                               FORM 10-K/A NO. 3

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


                                                                   AMOUNT AND NATURE
         NAME AND ADDRESS OF                                         OF BENEFICIAL
        BENEFICIAL OWNER (1)              TITLE OF CLASS             OWNERSHIP (2)                 PERCENT OF CLASS
        --------------------              --------------             -------------                 ----------------
Jones International, Ltd.                  Common Stock              2,403,751(3)(4)                  47.01
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                2,372,568(3)(5)                   9.07
                                           Common Stock

Glenn R. Jones                             Common Stock              2,878,151(3)(6)                  56.29
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                2,844,678(3)(7)                  10.53
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
                                           Common Stock

Daniel E. Somers                              Class A                      100                     less than .01
1000 rue de la                             Common Stock
Gauchetiere Quest
Montreal, Quebec,
Canada H3B 4Y8

Raymond L. Vigil                              Common                       180                     less than .01
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                    2,344(14)                      .01
                                           Common Stock

Robert S. Zinn                             Common Stock              2,771,944(15)                    54.21
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                  157,290(16)                      .60
                                           Common Stock

David K. Zonker                               Class A                   19,174(17)                      .07
9697 East Mineral Avenue                   Common Stock
Englewood, CO  80112

All executive officers and directors       Common Stock              2,952,630                        57.75
as a group
(20 persons)                                  Class A                3,105,278(18)                    11.77
                                           Common Stock

Mutuelles AXA group                           Class A                1,816,427(19)(24)                 6.94
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

(7) Includes 262,433 shares owned by Mr. Jones; 209,677 shares held by Mr. Jones pursuant to stock options; 2,148,414 shares held by International; 136,946 shares held by Jones Entertainment Group, Ltd.; 48,705 shares held by Jones Space Segment, Inc.; 37,626 shares held by Jones Global Group, Inc.; and 877 shares held by Jones Interdigital, Inc.

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

(14)     Includes 2,344 shares held by Mr. Vigil pursuant to a stock option.

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

(18) Includes 230,104 shares held by various executive officers and directors pursuant to stock options.

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

                                    JONES INTERCABLE, INC.

                                    By:     /s/ Robert S. Zinn
                                            ---------------------------------
                                            Robert S. Zinn
                                            Acting Vice President
Dated:  August 30, 1995