Form 10-Q
period 1995-08-31
JONES INTERCABLE INC
filed 1995-10-16
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended August 31, 1995

[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ____________ to ___________

                        Commission File Number 1-9953

                           JONES INTERCABLE, INC.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-0613514
--------------------------------------------------------------------------------
State of incorporation                                     I.R.S. employer I.D.#

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
Shares outstanding of each of the registrant's classes of Common Stock, as of October 2, 1995.

 5,113,021- Common Stock, $.01 par value per share

26,158,305- Clas A Common Stock, $.01 par value per share

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                                   I N D E X


                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION.

    Item 1.      Financial Statements

         Unaudited Consolidated Balance Sheets
             August 31, 1995 and May 31, 1995                              3

         Unaudited Consolidated Statements of Operations
             Three Months Ended August 31, 1995 and 1994                   5

         Unaudited Consolidated Statements of Cash Flows
             Three Months Ended August 31, 1995 and 1994                   6

         Notes to Unaudited Consolidated Financial Statements
             August 31, 1995                                               7

    Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                              11


PART II.         OTHER INFORMATION.

    Item 6.      Exhibits and Reports on Form 8-K                          16

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of August 31 and May 31, 1995

----------------------------------------------------------------------------------------------------------------------
                                                                               August 31                 May 31
ASSETS                                                                                (Stated in Thousands)
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS                                                    $      260,134           $      271,311

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $916,000 in August
    and $695,700 in May                                                              12,200                   10,220
  Affiliated entities                                                                 8,514                    9,869
  Other                                                                               2,725                    3,668

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                            374,629                  360,275
    Less-accumulated depreciation                                                  (161,522)                (154,945)
                                                                             --------------           --------------
                                                                                    213,107                  205,330

  Franchise costs, net of accumulated
    amortization of $110,938,000 in August
    and $107,025,000 in May                                                          70,322                   74,235
  Cost in excess of interests in net assets
    purchased, net of accumulated amortization
    of $8,236,000 in August and $7,923,000 in May                                    61,227                   61,540
  Noncompete agreement, net of accumulated
    amortization of $1,311,000 in August and
    $1,273,000 in May                                                                   369                      407
  Subscriber lists, net of accumulated
    amortization of $40,616,000 in August and
    $39,354,000 in May                                                               13,172                   14,434
  Investments in domestic cable television
    partnerships and affiliates                                                      42,381                   43,447
  Investment in Bell Cablemedia, plc                                                117,512                   57,109
                                                                             --------------           --------------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                                     518,090                  456,502
                                                                             --------------           --------------

DEFERRED TAX ASSET, net of valuation
  allowance of $17,729,000 in August and
  $37,376,000 in May                                                                  3,862                    3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                          54,101                   44,339
                                                                             --------------           --------------

TOTAL ASSETS                                                                 $      859,626           $      799,771
                                                                             ==============           ==============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of August 31 and May 31, 1995

----------------------------------------------------------------------------------------------------------------------
                                                                               August 31                  May 31
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                             (Stated in Thousands)
----------------------------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                   $       53,015           $       47,338
  Subscriber prepayments and deposits                                                 5,489                    5,638
  Subordinated debentures and other debt                                            481,636                  481,358
                                                                             --------------           --------------

TOTAL LIABILITIES                                                                   540,140                  534,334
                                                                             --------------           --------------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 26,158,305 shares issued
    at August 31 and May 31                                                             262                      262
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 shares issued at August 31
    and May 31                                                                           51                       51
  Additional paid-in capital                                                        394,486                  394,420
  Unrealized holding gain on marketable securities                                   60,403                      -
  Accumulated deficit                                                              (135,716)                (129,296)
                                                                             --------------           --------------

TOTAL SHAREHOLDERS' INVESTMENT                                                      319,486                  265,437
                                                                             --------------           --------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                               $      859,626           $      799,771
                                                                             ==============           ==============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                        and Subsidiaries
For the three months ended August 31, 1995 and 1994

----------------------------------------------------------------------------------------------------------------------
                                                                                   For the Three Months Ended
                                                                           -------------------------------------------
                                                                            August 31, 1995           August 31, 1994
                                                                           (Stated in Thousands Except Per Share Data)
----------------------------------------------------------------------------------------------------------------------
REVENUES FROM CABLE TELEVISION OPERATIONS:
Cable Television Revenue
  Subscriber service fees                                                      $      31,294            $       25,413
  Management fees                                                                      5,409                     4,504
Non-cable Revenue                                                                      6,555                     2,511
                                                                               -------------            --------------

TOTAL REVENUES                                                                        43,258                    32,428

COSTS AND EXPENSES:
Cable Television Expenses
  Operating expenses                                                                  18,226                    14,166
  General and administrative expenses
    (including approximately $528,000 and
    $877,000 of related party expenses in 1995
    and 1994, respectively)                                                            2,034                     1,558
Non-cable operating, general and administrative                                        6,808                     2,837
Depreciation and amortization                                                         13,577                    11,012
                                                                               -------------            --------------

OPERATING INCOME                                                                       2,613                     2,855

OTHER INCOME (EXPENSE):
  Interest expense                                                                   (13,368)                   (9,282)
  Equity in losses of affiliated entities                                               (923)                     (547)
  Interest income                                                                      5,093                     1,141
  Gain on sale of assets                                                                 -                      15,496
  Other, net                                                                             165                       630
                                                                               -------------            --------------

INCOME (LOSS) BEFORE INCOME TAXES                                                     (6,420)                   10,293

      Income tax benefit                                                                 -                         -
                                                                               -------------            --------------

NET INCOME (LOSS)                                                              $      (6,420)           $       10,293
                                                                               =============            ==============

PRIMARY EARNINGS (LOSS) PER SHARE:                                             $        (.20)           $          .51
                                                                               =============            ==============

FULLY DILUTED EARNINGS PER SHARE:                                                                       $          .50
                                                                                                        ==============

AVERAGE NUMBER OF CLASS A COMMON AND
  COMMON SHARES OUTSTANDING                                                           31,271                    19,730
                                                                               =============            ==============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF                      Jones Intercable, Inc.
CASH FLOWS                                                      and Subsidiaries
For the three months ended August 31, 1995 and 1994

-----------------------------------------------------------------------------------------------------------------------
                                                                                    For the Three Months Ended
                                                                            ------------------------------------------
                                                                            August 31, 1995           August 31, 1994
                                                                                      (Stated in Thousands)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $      (6,420)           $       10,293
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                                   13,577                    11,012
      Equity in losses of partnerships                                                   923                       547
      Class A Stock option expense                                                        66                        66
      Gain on sale of assets                                                             -                     (15,496)
      Decrease (increase) in trade receivables                                        (1,980)                      642
      Decrease (increase) in other receivables, prepaid
        expenses and other assets                                                     (4,205)                    1,548
      Decrease in accounts payable, accrued
        liabilities and subscriber prepayments and deposits                            5,421                    (3,703)
                                                                               -------------            --------------

Net cash provided by operating activities                                              7,382                     4,909
                                                                               -------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of cable television system                                          -                      35,587
  Purchase of property and equipment                                                 (14,354)                   (5,620)
  Deposit on cable television system                                                  (6,000)                      -
  Investments in cable television partnerships and affiliates                            -                      (8,757)
  Deferred acquisition costs                                                             -                      (2,185)
  Other, net                                                                             162                       791
                                                                               -------------            --------------

Net cash provided by (used in) investing activities                                  (20,192)                   19,816
                                                                               -------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                               -                      16,500
  Repayment of debt                                                                      -                     (37,500)
  Decrease (increase) in accounts receivable from affiliated entities                  1,355                    (1,928)
  Other, net                                                                             278                      (189)
                                                                               -------------            --------------

Net cash provided by (used in) financing activities                                    1,633                   (23,117)
                                                                               -------------            --------------

Increase (decrease) in Cash and Cash Equivalents                                     (11,177)                    1,608

Cash and Cash Equivalents, beginning of period                                       271,311                     4,239
                                                                               -------------            --------------

Cash and Cash Equivalents, end of period                                       $     260,134            $        5,847
                                                                               =============            ==============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries

(1) This Form 10-Q is being filed by Jones Intercable, Inc. (the "Company") in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at August 31, 1995 and May 31, 1995 and its results of operations and cash flows for the three months ended August 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) The Company has entered into a purchase and sale agreement with Cable TV Fund 12-B, Ltd., a Colorado limited partnership ("Fund 12-B"), one of the Company's managed limited partnerships that owns the cable television system serving areas in and around Augusta, Georgia (the "Augusta System"), providing for the sale by Fund 12-B to the Company of the Augusta System for a purchase price of $142,618,000 in cash, subject to normal closing adjustments. The purchase price was determined by averaging the three separate independent appraisals of the fair market value of the Augusta System. The closing of this transaction was contingent upon the approval of the transaction by the holders of the majority of the limited partnership interests in Fund 12-B. Such approval was received in September 1995. The Company expects that its acquisition of the Augusta System will occur in October 1995. The Company, as general partner of Fund 12-B, expects to receive a distribution from Fund 12-B of approximately $13,205,800 upon the closing of the transaction, which will be recorded as a reduction in the basis of the assets purchased as a result of the Company's continuing interest in the Augusta System. The Augusta System passes approximately 102,000 homes and serves approximately 67,000 basic subscribers. The Augusta System is contiguous with the cable television system owned by the Company serving areas in and around North Augusta, South Carolina (the "North August System"). Together, the Augusta System and the North Augusta System will, upon closing of the Company's acquisition of the Augusta System, form an operating cluster that will serve approximately 81,700 basic subscribers and pass approximately 125,700 homes.

(3) On May 31, 1995, the Company entered into separate asset purchase agreements with Cablevision of Manassas Park, Inc. and Benchmark/Manassas Cable Fund, Ltd. pursuant to which the Company intends to acquire cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in Virginia (the "Manassas System"). The total purchase price for the Manassas System is $71,000,000, subject to normal closing adjustments. The Manassas System passes approximately 39,000 homes and serves approximately 26,000 basic subscribers, and is located approximately 20 miles from the Company's cable television system serving Alexandria, Virginia. The acquisition of the Manassas System is subject to a number of conditions, including the approval of the applicable governmental authorities to the transfer of the franchises for the Manassas System and the consent of various other third parties. These transactions are expected to close during 1995. The Company will pay Jones Financial Group, Ltd. ("Financial Group"), an affiliate of the Company, a fee of $896,000 upon closing of these transactions for acting as the Company's financial advisor in connection with these transactions. All fees payable to Financial Group are based upon 90% of the estimated commercial rate charged by unaffiliated brokers.

(4) On June 30, 1995, the Company entered into an agreement with Columbia Associates, L.P., an unaffiliated party, to acquire the cable television systems serving Dale City, Lake Ridge, Woodbridge, Fort Bevoir, Triangle, Dumfries, Quatico, Accoquan and portions of Prince William County, all in the state of Virginia. These systems serve approximately 50,000 subscribers and pass approximately 64,100 homes. The purchase price is $123,000,000, subject to normal closing adjustments. The acquisition of such systems is subject to a number of conditions including the consent of governmental franchising authorities and other regulatory authorities having jurisdiction, and other matters. The Company will pay Financial

Group a fee of $1,328,400 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. This transaction is expected to close in 1995.

(5) On August 11, 1995, the Company entered into a purchase and sale agreement with IDS/Jones Growth Partners 87- A, Ltd. one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The purchase price is $44,235,333, which is the average of three separate independent appraisals of the fair market value of the Carmel System. The Carmel System passes approximately 24,400 homes and serves approximately 18,500 basic subscribers. The Company expects to acquire and then transfer the Carmel System, along with certain other properties, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

          On August 11, 1995, the Company entered into a purchase and sale agreement with Jones Cable Income Fund 1-B, Ltd. one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The purchase price is $18,347,667, which is the average of three separate independent appraisals of the fair market value of the Orangeburg System. The Orangeburg System passes approximately 16,530 homes and services approximately 12,000 basic subscribers. The Company expects to acquire and then to transfer the Orangeburg System, along with certain other properties, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

          On August 11, 1995, the Company entered into a purchase and sale agreement with the Cable TV Fund 12-BCD Venture (the "Venture"), a joint venture of three of the Company's managed limited partnerships, to acquire from the Venture the cable television system serving areas in and around Tampa, Florida (the "Tampa System"). The purchase price is $110,395,667, which is the average of three separate independent appraisals of the fair market value of the Tampa System. The Tampa System passes approximately 125,000 homes and serves approximately 62,500 basic subscribers. The Company expects to acquire and then to transfer the Tampa System, along with certain other properties, to an unaffiliated cable television system during the first half of 1996, as discussed below.

          On August 11, 1995, the Company entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the TWEAN Exchange Agreement, the Company will convey to TWEAN the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000 (subject to normal closing adjustments). In return, the Company will receive from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland (the "Prince George's County System"), and portions of Fairfax County, Virginia (the "Reston System"). These systems serve approximately 85,000 subscribers.

          The closing of the transaction contemplated by the TWEAN Exchange Agreement is subject to customary closing conditions, including obtaining necessary governmental and other third party consents. The parties intend to complete the transaction during the first half of 1996, but there can be no assurance that all conditions will be satisfied or waived by that time. Either party may terminate the TWEAN Exchange Agreement if the transaction is not completed on or before June 30, 1996. The Company will pay Financial Group a $1,667,723 fee upon the completion of the TWEAN Exchange Agreement as compensation for acting as the Company's financial advisor.

          The closings of the Company's acquisitions of the Carmel System, the Orangeburg System and the Tampa System are not contingent upon the closing of the TWEAN exchange.

(6) On September 5, 1995, the Company entered into an asset purchase agreement with Cable TV Joint Fund 11, a joint venture (the "Venture") among Cable TV Fund 11-A, Ltd., Cable TV Fund 11-B, Ltd., Cable TV Fund 11-C, Ltd. and Cable TV Fund 11-D, Ltd., Colorado limited partnerships managed by the Company, to acquire from the Venture the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System"). The purchase price is $15,735,667, which is the average of three separate independent appraisals of the fair market value of the Manitowoc System. The Company, as general partner of the partnerships which form the Venture, will receive a distribution of approximately $3,900,000 upon the closing of this transaction. The Manitowoc System passes approximately 15,400 homes and serves approximately 10,500 basic subscribers. The Company expects to acquire and then to trade the Manitowoc System, along with certain other properties, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

          On September 5, 1995, the Company entered into an asset purchase agreement with Jones Spacelink Income Partners 87-1, L.P., a Colorado limited partnership managed by the Company, to acquire from that partnership the cable television systems serving the communities of Lodi, Burbank, Lafayette Township, New London, Bailey Lakes, Savannah Shreve, Jeromesville, West Lafayette, Loudonville, Perrysville, Creston, Gloria Glens, Sterling, Seville, Westfield Center, Chippewa, Lake Area, Rittman, West Salem, Bloomville, Spencer, Polk and Congress, all in the State of Ohio (the "Lodi System"). The purchase price is $25,706,000, which is the average of three separate independent appraisals of the fair market value of the Lodi System. The Lodi System passes approximately 20,600 homes and serves approximately 14,700 basic subscribers. The Company expects to acquire and then to trade the Lodi System, along with certain other properties, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

          On September 5, 1995, the Company entered into an asset purchase agreement with Jones Spacelink Income/Growth Fund 1-A, Ltd., a Colorado limited partnership managed by the Company, to acquire from that partnership the cable television system serving the areas in and around Ripon, Wisconsin (the "Ripon System"). The purchase price is $3,712,667, which is the average of three separate independent appraisals of the fair market value of the Ripon System. The Ripon System passes approximately 2,500 homes and serves approximately 2,450 basic subscribers. The Company expects to acquire and then to trade the Ripon System, along with certain other properties, to an unaffiliated cable television system operator during the first half of 1996. See discussion below.

          On September 5, 1995, the Company entered into a second asset purchase agreement with Jones Spacelink Income/Growth Fund 1-A, Ltd. to acquire from that partnership the cable television system serving the areas in and around Lake Geneva, Wisconsin (the "Lake Geneva System"). The purchase price is $6,345,667, which is the average of three separate independent appraisals of the fair market value of the Lake Geneva System. The Lake Geneva System passes approximately 5,400 homes and serves approximately 3,400 basic subscribers.
The Company expects to acquire and then to trade the Lake Geneva System, along with certain other properties, to an unaffiliated cable television system operator during the first half of 1996. See discussion below.

          On September 1, 1995, the Company entered into an asset exchange agreement (the "Time Warner Exchange Agreement") with Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television operator. Pursuant to the Time Warner Exchange Agreement, the Company will convey to Time Warner the cable television system serving Hilo, Hawaii (the "Hilo System") and the cable television system serving Kenosha, Wisconsin (the "Kenosha System") as well as the Manitowoc System, the Lodi System, the Ripon System and the Lake Geneva System. The Hilo System and the Kenosha System serve approximately 17,000 and 27,000 basic subscribers, respectively, and pass approximately 23,000 and 39,000 homes, respectively. In return, the Company will receive from Time Warner the cable television systems serving the communities in and around Savannah, Georgia (the "Savannah System") and cash in the amount of $4,000,000, subject to normal closing adjustments. Taking into account the aggregate purchase price to be paid by the Company for the Lodi System, the Lake Geneva System, the Ripon System and the Manitowoc System and the estimated valuation of the Hilo System and the Kenosha System, less the $4,000,000 cash purchase price to be paid by Time Warner to the Company, the aggregate consideration to be paid for the Savannah System is approximately $119,195,000. The Savannah System passes approximately 100,000 homes and serves approximately 63,000 subscribers.

          The closing of the transactions contemplated by the Time Warner Exchange Agreement is subject to customary closing conditions, including obtaining necessary governmental and other third party consents. The parties intend to complete the transactions during the half quarter of 1996, but there can be no assurance that all conditions will be satisfied or waived by that time. Either party may terminate the Time Warner Exchange Agreement if the transactions are not completed on or before September 30, 1996. The Company will pay Financial Group a $1,286,332 fee upon the completion of the Time Warner Exchange Agreement as compensation to it for acting as the Company's financial advisor.

          The closings of the Company's acquisitions of the Manitowoc System, the Lodi System, the Ripon System and the Lake Geneva System are not contingent upon the closing of the Time Warner exchange.

(7) The Company and its wholly-owned subsidiaries directly own 6,225,796 ADSs of Bell Cablemedia plc. Prior to the quarter ended August 31, 1995, the ADSs were reflected at historical cost since the securities were considered restricted for accounting purposes. Due to certain events, including the registration of the Company's ADSs, these securities are now classified as unrestricted and, as a result, are reflected at their estimated fair market value as of August 31, 1995 in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Since the ADSs are considered available for sale, the unrealized holding gain is reflected as a separate component of shareholders' investment.

(8) Net income (loss) per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings (loss) per share. Conversion of the Convertible Subordinated Debentures to Class A Common Stock was assumed for calculation of fully diluted earnings per share and is not presented for the period in which the calculation was anti-dilutive.

(9) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the three months ended August 31, 1995 and 1994. Approximately $12,320,000 and $11,628,000 of interest expense was paid during the three months ended August 31, 1995 and 1994, respectively. No material non-cash investing or financing transactions were recorded during the first three months of fiscal 1995 and 1994.

(10) On September 12, 1995, the Company filed an application with the Internal Revenue Service ("IRS") to change its fiscal year end from May 31 to December 31. Subject to approval by the IRS, the Company intends to change its fiscal year end effective December 31, 1995.

(11) Certain prior period amounts have been reclassified to conform to the current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company intends to grow by implementing a balanced strategy directed at acquiring cable television systems from Company-managed limited partnerships and from third parties. In addition, the Company may purchase cable television systems from its managed partnerships, and then trade such properties for cable television properties owned by unaffiliated parties. The Company will attempt to cluster systems in certain markets as opportunities arise. The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to implement new services as they are developed and become economically viable. Such acquisitions and capital expenditures are subject to the availability of cash on hand, cash generated from operations, debt and/or equity financing.

          In conjunction with the Company's acquisition strategy, the Company has entered into agreements to acquire the cable television systems serving areas in and around Augusta, Georgia (the "Augusta System"), Manassas, Virginia (the "Manassas System"), Dale City, Virginia (the "Dale City System"), portions of Prince George's County, Maryland (the "Prince George's County System"), portions of Fairfax County, Virginia (the "Reston System") and Savannah,
Georgia (the "Savannah System"). The transactions to acquire the Augusta System, the Manassas System and the Dale City System are expected to be completed in calendar 1995. The transactions to acquire the Prince George's County System, the Reston System and the Savannah System are expected to be completed in the first half of calendar 1996. These transactions are described in detail in the Notes to Unaudited Consolidated Financial Statements.

          The transactions described above will increase the Company's basic subscriber base by approximately 247,000 to approximately 560,000 basic subscribers. In addition, these transactions are part of the Company's strategy of clustering its cable systems. The Augusta System and the Savannah System are in relatively close proximity to the Company's North Augusta, South Carolina cable television system. The Manassas System, the Dale City System, the Prince George's County System and the Reston System are near the Company's properties in the Washington/Baltimore area.

          The Augusta System, the Manassas System and the Dale City System will be purchased with cash. To acquire the Prince George's County System and the Reston System, the Company will purchase three cable television properties (the Carmel System, the Orangeburg System and the Tampa System) from certain of its managed limited partnerships and then transfer such properties to an unaffiliated party in exchange for the Prince George's County System and the Reston System. To acquire the Savannah System, the Company will purchase four cable television properties (the Manitowoc System, the Lodi System, the Ripon System and the Lake Geneva System) from certain of its managed limited partnerships and then transfer such properties, together with the Company-owned cable television systems serving Kenosha, Wisconsin and Hilo, Hawaii, to an unaffiliated party in exchange for the Savannah System.

          The total capital required to complete the above transactions is approximately $547,390,000. Such capital will be provided from the resources discussed below.

          From time to time, the Company has made loans to its managed limited partnerships, although it is not required to do so. As of August 31, 1995, the Company has advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $8,514,000, a decrease of approximately $1,355,000 over the amount advanced at May 31, 1995. Of the total balance of $8,514,000, an advance to Cable TV Fund 15-A Ltd., ("Fund 15-A"), one of the Company's managed limited partnerships, accounts for approximately $4,590,000, or 54%. The Company advanced funds to Fund 15-A primarily to fund that partnership's capital expenditures. In November 1994, Fund 15-A completed the refinancing of its credit facility and repaid a portion of the then-outstanding advances. The credit facility provides liquidity to Fund 15-A, subject to leverage covenants. It is anticipated that Fund 15-A will repay this advance over time with borrowings available under the credit facility. The remainder of the advances represent funds for capital expansion and improvements of properties owned by partnerships where additional credit sources were not then available to the partnerships none of which individually is significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced during fiscal 1996. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

          The Company purchased property, plant and equipment totaling approximately $14,354,000 during the three months ended August 31, 1995. Such expenditures were principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Alexandria, Virginia and North Augusta, South Carolina systems; and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Anne Arundel, Maryland and Charles County, Maryland systems. Estimated capital expenditures, excluding acquisitions, through May 31, 1996 are approximately $26,000,000. Funding for such expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings available under the Company's credit facility, as discussed below.

          On October 12, 1995, the Company redeemed the remaining outstanding 7.5% Convertible Subordinated Debentures (the "Debentures") due 2007, at a price equal to 101.5% of the principal amount, plus accrued interest. The total principal amount of the debentures was $43,100,000, $23,732,000 of which were held by the Company and $19,368,000 of which were held by unaffiliated investors. The Debentures were repurchased with cash on hand.

          Sources of Funds

          The Company's cash balance at August 31, 1995, was $260,134,000.
Such balance reflects the remaining cash from the investments in the Company by Bell Canada International Inc. ("BCI") in December 1994 and the proceeds from the Company's sale of $200 million of Senior Notes in March 1995. It is anticipated that this cash will be used for the acquisitions discussed above.

          On December 8, 1992, the Company entered into a $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of borrowings available under this agreement was $300,000,000 through May 31, 1995, after which availability is reduced quarterly until expiration on November 30, 2000. The maximum amount available will reduce 14 1/2% to $256,500,000 during fiscal 1996. As of August 31, 1995, no amounts were outstanding under this credit agreement. Interest on amounts outstanding under the credit agreement range from LIBOR plus .75% to LIBOR plus 1.625% depending upon whether certain financial ratios have been achieved. The Company is currently renegotiating its credit arrangements to increase the maximum amount available to $500,000,000 to provide liquidity for the acquisitions and capital expenditures discussed above.

          The Company has filed a registration statement relating to the sale of $600 million of senior debt securities, senior subordinated debt securities, subordinated debt securities and Class A Common Stock. The registration statement is not yet effective. When effective, the Company may, from time to time, issue securities not to exceed $600 million pursuant to this registration statement. Proceeds would be used for general corporate purposes, which may include acquisitions of cable television systems from managed partnerships and/or from unaffiliated parties, refinancings of indebtedness, working capital, capital expenditures, and repurchases and redemptions of securities.

          Assuming the successful renegotiation of the Company's credit arrangements, the Company has sufficient sources of capital available, consisting of cash on hand, cash generated from operations and available borrowings from the renegotiated credit facility, to complete the above described acquisitions and meet its operational needs.

          Regulatory Matters

          Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including almost all of those owned and managed by the Company, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers.

          The Company, as a result of rate orders issued by the FCC, has filed cost-of-service showings for the following Company-owned cable television systems: Jefferson County, Colorado; Charles County, Maryland; Pima County, Arizona; Alexandria, Virginia; and North Augusta, South Carolina. For these systems, the Company anticipates no further reductions in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations, The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the cost-of-service showings will prevent further rate reductions until such final approvals are received.

          The FCC's rate regulations contain provisions for increasing rates for added channels, external costs and inflation. The Company has been able to increase rates recently in certain of its systems under such provisions. Such increases, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Company's revenue and cash flow to increase in fiscal 1996.

          Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others to enter the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the Company is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Company.

RESULTS OF OPERATIONS

           Revenues

           The Company derives its revenues from four primary sources: subscriber fees from Company-owned cable television systems, management fees from revenues earned by managed limited partnerships, fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships and revenues from non-cable television subsidiaries. Total revenues for the three months ended August 31, 1995 totaled $43,258,000, an increase of $10,830,000, or 33%, over the total of $32,428,000 for the three months ended August 31, 1994. This increase is reflective of the Company's acquisition of the assets of Jones Spacelink, Ltd. ("Spacelink") on December 20, 1994 and was offset, in part, by the sale of the Company's Gaston County, North Carolina cable television system (the "Gaston System") on July 22, 1994. Disregarding the effect of these transactions, total revenues would have increased $2,849,000, or 9%, for the three months ended August 31, 1995.

           The Company's subscriber service fees increased $5,881,000, or 23%, to $31,294,000 for the three months ended August 31, 1995 from $25,413,000 in the same period of 1994. The net effect of the acquisition of Spacelink's assets and the sale of the Gaston System accounted for $3,606,000, or 61%, of the increase in subscriber service fees. The remainder of the increase was primarily due to increases in basic subscribers, pay per view revenue and basic service rate adjustments.

           The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $5,409,000 for the three months ended August 31, 1995 as compared to $4,504,000 in the same period of 1994, an increase of approximately 20%. The growth of management fee revenue is the result of the acquisition of Spacelink's assets, which included general partner interests in a number of managed limited partnerships, as well as increases in operating revenues of the Company's managed partnerships. Partnership revenues increased as a result of increases in basic subscribers, increases in advertising sales revenue and basic service rate adjustments. Disregarding the effect of the acquisition of Spacelink's assets, management fees increased approximately 8 percent.

           In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of fees and distributions upon the sale of cable television properties owned by such partnerships. No such revenues were received during the three months ended August 31, 1995 or 1994.

           The Company also operates certain non-cable subsidiaries. Such subsidiaries include Jones Satellite Programming ("JSP"), a distributor of satellite programming to satellite dish owners; Jones Futurex, Inc. ("Futurex"), a manufacturer of various electronic components; and Jones Satellite Networks, Inc. ("JSN"), a distributor of radio programming to radio stations. Futurex and JSN were acquired as part of the acquisition of Spacelink's assets. Non-cable revenue totaled $6,555,000 for the three months ended August 31, 1995 compared to $2,511,000 in fiscal 1994, an increase of 161%. The acquisition of Futurex and JSN accounted for $3,811,000, or 94%, of the increase in revenue. The remainder of the increase is due to an increase in revenues of JSP.

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

           Cable operating expenses increased $4,060,000, or 29%, to $18,226,000 for the three months ended August 31, 1995 compared to $14,166,000 for the similar period in 1994. The acquisition of Spacelink's assets, net of the sale of the Gaston System, accounted for $2,992,000, or 74%, of this increase. Disregarding the effect of these transactions, cable operating expenses would have increased $1,068,000, or 8%. This increase was due primarily to increases in premium and satellite programming costs.

           Cable general and administrative expense increased $476,000, or 31%, to $2,034,000 for the three months ended August 31, 1995 from $1,558,000 in the same period in 1994. The acquisition of Spacelink's assets primarily accounted for this increase.

           Non-cable operating, general and administrative expenses increased $3,971,000, or 140%, to $6,808,000 for the three months ended August 31, 1995 compared to $2,837,000 in the same period in 1994. The acquisition of Futurex and JSN primarily accounted for this increase.

           Depreciation and amortization expense increased $2,565,000, or 23%, for the three months ended August 31, 1995 totaling $13,577,000 in the current quarter compared to $11,012,000 in 1994. This increase was due to the acquisition of Spacelink's assets and to capital additions in fiscal 1995.

           Interest expense increased $4,086,000, or 44%, from $9,282,000 in 1994 to $13,368,000 for the three months ended August 31, 1995. This increase is due primarily to the sale of $200 million of Senior Notes on March 23, 1995.

           Equity in losses of affiliated entities increased $376,000, or 69%, from $547,000 in 1994 to $923,000 for the three months ended August 31, 1995. This increase is due primarily to the acquisition of Spacelink's assets, which included an additional 13% interest in Mind Extension University, Inc. as well as general partner interests in a number of cable television limited partnerships.

           Interest income increased $3,952,000 for the three months ended August 31, 1995 from $1,141,000 in the same period in 1994 to $5,093,000 in the current year. This increase was due primarily to the increase in the Company's cash on hand during the quarter resulting from the BCI investment in December 1994 and the sale of $200 million of Senior Notes in March 1995.

           The Company recognized a gain of $15,496,000 in July 1994 on the sale of its Gaston System. No similar gains were recognized during the three months ended August 31, 1995.

          Net loss totaled $6,420,000 for the three months ended August 31, 1995. For the three months ended August 31, 1994, the Company recorded net income of $10,293,000. This change is primarily the result of the gain recognized on the sale of the Gaston System in July 1994.

          The Company anticipates the continued recognition of operating income prior to depreciation and amortization charges, but net losses resulting from depreciation, amortization and interest expenses may continue in the future.
To the extent the Company recognizes liquidation distributions from its managed partnerships and/or gains on the sale of Company-owned systems in the future, such losses may be reduced or eliminated; however, there is no assurance as to the timing or recognition of these distributions and sales.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 10-K.

         a)    Exhibits

               15)   Letter Regarding Unaudited Interim Financial Statements.
               27)   Financial Data Schedule
               28)   Accountants' Review letter, dated October 11, 1995.

         b)    Reports on Form 8-K

               None

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


                                        JONES INTERCABLE, INC.


                                        /S/Kevin P. Coyle
                                        ------------------------------
                                        Kevin P. Coyle
                                        (Group Vice President/Finance)

Dated:  October 16, 1995

                                EXHIBIT INDEX


            Exhibit
            Number                     Description
            -------                    -----------

               15)      Letter Regarding Unaudited Interim Financial Statements.
               27)      Financial Data Schedule
               28)      Accountants' Review letter, dated October 11, 1995.