Form 10-Q
period 1995-11-30
JONES INTERCABLE INC
filed 1996-01-12
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 1995

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

Shares outstanding of each of the registrant's classes of Common Stock, as of January 2, 1996.

5,113,021 Common Stock, $.01 par value

26,158,305 Class A Common Stock $.01 par value

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                                   I N D E X


                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION.

    Item 1.      Financial Statements

         Unaudited Consolidated Balance Sheets
             November 30, 1995 and May 31, 1995                             3

         Unaudited Consolidated Statements of Operations
             Three and Six Months Ended November 30, 1995 and 1994          5

         Unaudited Consolidated Statements of Cash Flows
             Six Months Ended November 30, 1995 and 1994                    6

         Notes to Unaudited Consolidated Financial Statements
             November 30, 1995                                              7

    Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                              12


PART II.         OTHER INFORMATION.

    Item 1.      Legal Proceedings                                         18

    Item 6.      Exhibits and Reports on Form 8-K                          18

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of November 30 and May 31, 1995
--------------------------------------------------------------------------------

                                                                                November 30                May 31
ASSETS                                                                                  (Stated in Thousands)
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                                                    $        4,842           $      271,311

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $1,070,000 in November
    and $695,700 in May                                                              13,830                   10,220
  Affiliated entities                                                                14,760                    9,869
  Other                                                                               3,721                    3,668

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                            471,393                  360,275
    Less-accumulated depreciation                                                  (168,629)                (154,945)
                                                                             --------------           --------------
                                                                                    302,764                  205,330

  Franchise costs, net of accumulated
    amortization of $114,845,000 in November
    and $107,025,000 in May                                                         214,310                   74,235
  Cost in excess of interests in net assets
    purchased, net of accumulated amortization
    of $8,549,000 in November and $7,923,000 in May                                  60,914                   61,540
  Noncompete agreement, net of accumulated
    amortization of $1,347,000 in November and
    $1,273,000 in May                                                                   333                      407
  Subscriber lists, net of accumulated
    amortization of $41,873,000 in November and
    $39,354,000 in May                                                               36,275                   14,434
  Investments in domestic cable television partnerships
    and affiliates                                                                   43,870                   43,447
  Investment in Bell Cablemedia plc                                                  99,613                   57,109
                                                                             --------------           --------------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                                     758,079                  456,502
                                                                             --------------           --------------

DEFERRED TAX ASSET, net of valuation
  allowance of $17,729,000 in November and
  $37,376,000 in May                                                                  3,862                    3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                          49,242                   44,339
                                                                             --------------           --------------

TOTAL ASSETS                                                                 $      848,336           $      779,771
                                                                             ==============           ==============


           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of November 30 and May 31, 1995
--------------------------------------------------------------------------------

                                                                               November 30                May 31
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                               (Stated in Thousands)
---------------------------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                   $       53,158           $       47,338
  Subscriber prepayments and deposits                                                 5,656                    5,638
  Subordinated debentures and other debt                                            462,461                  481,358
  Credit facility                                                                    30,000                      -
                                                                             --------------           --------------

TOTAL LIABILITIES                                                                   551,275                  534,334
                                                                             --------------           --------------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 26,158,305 shares issued
    at November 30 and May 31                                                           262                      262
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 shares issued
    at November 30 and May 31                                                            51                       51
  Additional paid-in capital                                                        394,551                  394,420
  Unrealized holding gain on marketable securities                                   42,504                      -
  Accumulated deficit                                                              (140,307)                (129,296)
                                                                             --------------           --------------

TOTAL SHAREHOLDERS' INVESTMENT                                                      297,061                  265,437
                                                                             --------------           --------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                               $      848,336           $      799,771
                                                                             ==============           ==============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                        and Subsidiaries
For the three and six months ended November 30, 1995 and 1994
--------------------------------------------------------------------------------

                                                        For the Three Months Ended             For the Six Months Ended
                                                        --------------------------             ------------------------
                                                      November 30,       November 30,        November 30,     November 30,
                                                          1995               1994                1995             1994
                                                                       (In Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------
REVENUES FROM CABLE
  TELEVISION OPERATIONS:
  Cable Television Revenue
    Subscriber service fees                          $     34,708        $     25,309        $   66,002       $  50,722
    Management fees                                         5,445               4,562            10,854           9,066
  Non-cable Revenue                                        10,042               2,891            16,597           5,402
                                                     ------------        ------------        ----------       ---------

TOTAL REVENUES                                             50,195              32,762            93,453          65,190

COSTS AND EXPENSES:
  Cable Television Expenses
    Operating expenses                                     19,271              13,684            37,497          27,850
    General and administrative expenses*                    2,078               2,113             4,112           3,671
  Non-cable operating, general and
    administrative                                          9,710               3,053            16,518           5,890
  Depreciation and amortization                            13,828              10,627            27,405          21,639
                                                     ------------        ------------        ----------       ---------

OPERATING INCOME                                            5,308               3,285             7,921           6,140

OTHER INCOME (EXPENSE):
  Interest expense                                        (13,051)             (9,047)          (26,419)        (18,329)
  Gain on sale of assets                                      -                   -                 -            15,496
  Equity in income (losses) of affiliated entities          1,169                (370)              246            (917)
  Interest income                                           2,412               1,056             7,505           2,197
  Other, net                                                  263                (139)              428             491
                                                     ------------        ------------        ----------       ---------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS                                  (3,899)             (5,215)          (10,319)          5,078
  Income tax benefit                                          -                   -                 -               -
                                                     ------------        ------------        ----------       ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS                                                    (3,899)             (5,215)          (10,319)          5,078
  Extraordinary item - loss on early extinguishment
    of debt                                                  (692)                -                (692)            -
                                                     ------------        ------------        ----------       ---------

NET INCOME (LOSS)                                    $     (4,591)       $     (5,215)       $  (11,011)      $   5,078
                                                     ============        ============        ==========       =========

EARNINGS PER SHARE
  Income (loss) before extraordinary items           $       (.12)       $       (.26)       $     (.33)      $     .26
  Extraordinary item                                         (.02)                -                (.02)            -
                                                     ------------        ------------        ----------       ---------
                                                     $       (.14)       $       (.26)       $     (.35)      $     .26
                                                     ============        ============        ==========       =========

AVERAGE NUMBER OF CLASS A
  COMMON AND COMMON SHARES
  OUTSTANDING                                              31,271              19,730            31,271          19,730
                                                     ============        ============        ==========       =========

* Of the total general and administrative expenses, approximately $665,000 and $752,000 for the three months ended November 30, 1995 and 1994, respectively, and approximately $1,183,000 and $1,629,000 for the six months ended November 30, 1995 and 1994, respectively, represent related party expenses.

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF CASH FLOWS                                        and Subsidiaries
For the six months ended November 30, 1995 and 1994
--------------------------------------------------------------------------------

                                                                                      For the Six Months Ended
                                                                                      ------------------------
                                                                                 November 30,           November 30,
                                                                                     1995                  1994
                                                                                        (Stated in Thousands)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          $     (11,011)         $        5,078
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Gain on sale of assets                                                           -                   (15,496)
        Depreciation and amortization                                                 27,405                  21,639
        Decrease (increase) in trade receivables                                      (3,610)                     36
        Equity in (income) losses of affiliated entities                                (246)                    917
        Class A stock option expense                                                     131                     131
        Increase in other receivables,
          deposits, prepaid expenses and other assets                                 (8,128)                 (1,297)
        Increase in accounts payable,
          accrued liabilities and subscriber
          prepayments and deposits                                                     6,026                   3,653
                                                                               -------------          --------------

Net cash provided by operating activities                                             10,567                  14,661
                                                                               -------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                   (30,837)                (15,383)
Purchase of cable television systems                                                (252,396)                    -
Sale of cable television system                                                          -                    35,587
Investments in cable television partnerships
   and affiliates                                                                       (121)                 (7,591)
Deferred acquisition costs                                                               -                    (2,696)
Other, net                                                                               577                   1,534
                                                                               -------------          --------------

Net cash used in investing activities                                               (282,777)                 11,451
                                                                               -------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                                        -                   (41,500)
Proceeds from borrowings                                                              30,000                  16,500
Redemption of Convertible Debentures                                                 (19,368)                    -
Increase in accounts receivable from
  affiliated entities                                                                 (4,891)                 (2,729)
Other, net                                                                               -                        11
                                                                               -------------          --------------

Net cash provided by financing activities                                              5,741                 (27,718)
                                                                               -------------          --------------

Increase (Decrease) In Cash and Cash Equivalents                                    (266,469)                 (1,606)

Cash and Cash Equivalents, beginning of period                                       271,311                   4,239
                                                                               -------------          --------------

Cash and Cash Equivalents, end of period                                       $       4,842          $        2,633
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

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries

(1) This Form 10-Q is being filed by Jones Intercable, Inc. and its subsidiaries (the "Company"), including Jones Cable Holdings, Inc. ("JCH"), a new wholly-owned subsidiary that ultimately will own a majority of the cable television assets of Jones Intercable, Inc. This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at November 30, 1995 and May 31, 1995 and its results of operations and cash flows for the three and six months ended November 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) On October 20, 1995, the Company purchased the cable television system serving areas in and around Augusta, Georgia (the "Augusta System") from Cable TV Fund 12-B, Ltd. ("Fund 12-B"), one of the Company's managed limited partnerships. The purchase price was $142,618,000, subject to normal closing adjustments. The purchase price was determined by averaging three separate independent appraisals of the fair market value of the Augusta System. The Company, as general partner of Fund 12-B, received a distribution from Fund 12-B of $13,222,000 upon the closing of this transaction. Such distribution reduced the Company's basis in the assets of the Augusta System. The Augusta System passes approximately 102,000 homes and serves approximately 67,000 basic subscribers. Funding for this transaction was provided by cash on hand.

          On November 29, 1995, the Company purchased the cable television system serving Dale City, Lake Ridge, Woodbridge, Fort Bevoir, Triangle, Dumfries, Quantico, Accoquan and portions of Prince William County, all in the state of Virginia (the "Dale City System") from an unaffiliated party. The purchase price was $123,000,000, subject to normal closing adjustments. The purchase was funded by cash on hand and borrowings available under the Company's credit facility. The Company paid Jones Financial Group, Ltd. ("Financial Group"), a subsidiary of Jones International, Ltd., a fee of $1,328,400 for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated brokers. The Dale City System passes approximately 64,100 homes and serves approximately 50,000 basic subscribers.

          On January 10, 1996, the Company purchased the cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in the State of Virginia (the "Manassas System") from an unaffiliated party. The purchase price of the Manassas System was $71,000,000, subject to normal closing adjustments. The purchase was funded by borrowings available under the Company's credit facility. The Company paid Financial Group a fee of $896,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated brokers. The Manassas System passes approximately 39,000 homes and serves approximately 26,000 basic subscribers.

          The pro forma effect of the three above-described acquisitions on the Company's results of operations for the six months ended November 30, 1995 are presented in the following unaudited tabulation:

                                             For the six months ended November 30, 1995:
                                             -------------------------------------------
                                        As Reported          Adjustments            Pro Forma
                                        -----------          -----------           -----------
          Revenues                   $        93,453      $        29,268       $       122,721
                                     ===============      ===============       ===============

          Operating Income           $         7,921      $        (2,763)      $        5,158
                                     ===============      ===============       ===============

          Net Loss                   $       (11,011)     $       (12,098)      $       (23,109)
                                     ===============      ===============       ===============

          Earnings Per Share         $          (.35)                           $          (.74)
                                     ===============                            ===============

          The pro forma effect of the three above-described acquisitions and the acquisition of the assets of Jones Spacelink, Ltd. in December 1994 on the Company's results of operations for the six months ended November 30, 1994 are presented in the following unaudited tabulation:

                                             For the six months ended November 30, 1994:
                                             -------------------------------------------
                                        As Reported          Adjustments            Pro Forma
                                        -----------          -----------           -----------
          Revenues                   $        65,190      $        48,593       $       113,783
                                     ===============      ===============       ===============

          Operating Income           $         6,140      $        (5,223)      $          917
                                     ===============      ===============       ===============

          Net Income (Loss)          $         5,078      $       (19,054)      $       (13,976)
                                     ===============      ===============       ===============

          Earnings Per Share         $           .26                            $          (.71)
                                     ===============                            ===============

(3) On August 11, 1995, the Company entered into a purchase and sale agreement with IDS/Jones Growth Partners 87- A, Ltd., one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The purchase price is $44,235,333, which is the average of three separate independent appraisals of the fair market value of the Carmel System. The Carmel System passes approximately 24,400 homes and serves approximately 18,500 basic subscribers. The Company expects to acquire and then transfer the Carmel System, along with certain other properties, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

          On August 11, 1995, the Company entered into a purchase and sale agreement with Jones Cable Income Fund 1-B, Ltd., one of the Company's managed limited partnerships, to acquire from such partnership the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The purchase price is $18,347,667, which is the average of three separate independent appraisals of the fair market value of the Orangeburg System. The Orangeburg System passes approximately 16,530 homes and services approximately 12,000 basic subscribers. The Company expects to acquire and then to transfer the Orangeburg System, along with certain other properties, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

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

          The closing of the transaction contemplated by the TWEAN Exchange Agreement is subject to customary closing conditions, including obtaining necessary governmental and other third party consents. The parties intend to complete the transaction during the first half of 1996, but there can be no assurance that all conditions will be satisfied or waived by that time. Either party may terminate the TWEAN Exchange Agreement if the transaction is not completed on or before June 30, 1996. The Company will pay Financial Group a $1,668,000 fee upon the completion of the TWEAN Exchange Agreement as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated brokers.

          The closings of the Company's acquisitions of the Carmel System, the Orangeburg System and the Tampa System are not contingent upon the closing of the TWEAN exchange.

(4) On September 5, 1995, the Company entered into an asset purchase agreement with Cable TV Joint Fund 11, a joint venture (the "Venture") among Cable TV Fund 11-A, Ltd., Cable TV Fund 11-B, Ltd., Cable TV Fund 11-C, Ltd. and Cable TV Fund 11-D, Ltd., Colorado limited partnerships managed by the Company, to acquire from the Venture the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System"). The purchase price is $15,735,667, which is the average of three separate independent appraisals of the fair market value of the Manitowoc System. The closing of this transaction is contingent upon the City of Manitowoc's approval of the transfer of the City of Manitowoc cable television franchise and the approval of the transaction by a majority of the limited partners of each of the four partnerships that form the Venture. The Company, as general partner of the partnerships which form the Venture, will receive a distribution of approximately $3,900,000 upon the closing of this transaction. The Manitowoc System passes approximately 15,400 homes and serves approximately 10,500 basic subscribers. The Company expects to acquire and then to trade the Manitowoc System, along with certain other properties, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

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

          The closing of the transactions contemplated by the Time Warner Exchange Agreement is subject to customary closing conditions, including obtaining necessary governmental and other third party consents. The parties intend to complete the transactions during the first half of 1996, but there can be no assurance that all conditions will be satisfied or waived by that time. Either party may terminate the Time Warner Exchange Agreement if the transactions are not completed on or before September 30, 1996. The Company will pay Financial Group a $1,286,000 fee upon the completion of the Time Warner Exchange Agreement as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated brokers.

          The closings of the Company's acquisitions of the Manitowoc System, the Lodi System, the Ripon System and the Lake Geneva System are not contingent upon the closing of the Time Warner exchange.

(5) On October 31, 1995, the Company, through JCH, entered into a $500,000,000 reducing revolving credit facility with a group of commercial banks. The new credit facility provides for the transfer of a majority of the Company's cable television properties to JCH, which is the borrower under the credit facility. The entire $500,000,000 commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity of December 31, 2004. As of November 30, 1995, $30,000,000 was outstanding under this agreement. Interest on outstanding obligations ranges from Base Rate to Base Rate plus 1/8% or LIBOR plus 5/8% to LIBOR plus 1 1/8% based on certain financial covenants. In addition, a commitment fee of 3/16% to 3/8% on the unused commitment is also required. The effective interest rate on amounts outstanding at November 30, 1995 was 6.56%.

(6) The Company and its wholly-owned subsidiaries directly own 6,225,796 American Depository Shares ("ADSs") of Bell Cablemedia plc. Prior to August 31, 1995, the ADSs were reflected at historical cost since the securities were considered restricted for accounting purposes. Due to certain events, including the registration of the Company's ADSs, these securities are now classified as unrestricted and, as a result, are reflected at their estimated fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Since the ADSs are considered available for sale, the unrealized holding gain is reflected as a separate component of shareholders' investment.

(7) Net income (loss) per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings (loss) per share. Conversion of the Convertible Subordinated Debentures to

Class A Common Stock was assumed for calculation of fully diluted earnings per share and is not presented for the period in which the calculation was anti-dilutive.

(8) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the six months ended November 30, 1995 and 1994. Approximately $26,764,000 and $18,208,000 of interest expense was paid during the six months ended November 30, 1995 and 1994, respectively. No material non-cash investing or financing transactions were recorded during the first six months of fiscal 1995 and 1994.

(9) On September 12, 1995, the Company filed an application with the Internal Revenue Service ("IRS") to change its fiscal year end from May 31 to December 31. The Company has received approval and will change its fiscal year end effective December 31, 1995.

(10) Certain prior period amounts have been reclassified to conform to the current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company intends to grow by implementing a balanced strategy directed at acquiring cable television systems from Company-managed limited partnerships and from third parties. From time to time, the Company may trade cable television properties that it owns for cable television properties owned by unaffiliated parties. The Company will attempt to cluster systems in certain markets as opportunities arise. The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to implement new services as they are developed and become economically viable. Such acquisitions and capital expenditures are subject to the availability of cash on hand, cash generated from operations, debt and/or equity financing.

          In conjunction with the Company's acquisition strategy, the Company purchased the cable television systems serving areas in and around Augusta, Georgia (the "Augusta System") in October 1995, Dale City, Virginia (the "Dale City System") in November 1995 and Manassas, Virginia (the "Manassas System") in January 1996. These transactions are described in detail in the Notes to Unaudited Consolidated Financial Statements.

          The $129,396,000 of capital required to purchase the Augusta System, which represents the purchase price of $142,618,000 less the Company's general partner distribution of approximately $13,222,000, was provided by cash on hand. The $123,000,000 of capital required to purchase the Dale City System was provided by cash on hand and $30,000,000 of borrowings available under the Company's credit facility. The $71,000,000 of capital required to purchase the Manassas System was provided by borrowings available under the Company's credit facility.

          The above transactions increased the Company's basic subscriber base by approximately 144,000 basic subscribers to approximately 462,000 basic subscribers. In addition, these transactions are part of the Company's strategy to cluster its cable systems. The Augusta System is contiguous to the Company's cable television system serving areas in and around North Augusta, South Carolina (the "North Augusta System"). The Dale City System and Manassas System are near the Company's properties in the Washington/Baltimore area.

          In addition, the Company has entered into agreements to acquire the cable television systems serving portions of Prince George's County, Maryland (the "Prince George's County System"), portions of Fairfax County, Virginia (the "Reston System") and Savannah, Georgia (the "Savannah System"). These transactions are also part of the company's strategy to cluster its cable systems. The Prince George's County System and the Reston System are near the Company's properties in the Washington/Baltimore area. The Savannah System is in relatively close proximity to the Company's Augusta System and North Augusta System. The transactions involving the acquisition of the Prince George's County System, the Reston System and the Savannah System are expected to close in the first half of calendar 1996.

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

          The total capital required to acquire the Prince George's County System, the Reston System and the Savannah System is approximately $220,600,000. Such capital will be provided from the Company's credit facility discussed below.

          From time to time, the Company made loans to its managed limited partnerships, although it is not required to do so. As of November 30, 1995, the Company had advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $14,760,000, an increase of approximately $4,891,000 over the amount advanced at May 31, 1995. Of the total balance of $14,760,000, an advance to Cable TV Fund 15-A Ltd., ("Fund 15-A"), one of the Company's managed limited partnerships, accounts for approximately $5,490,000, or 37%. The Company advanced funds to Fund 15-A primarily to fund that partnership's capital expenditures. In November 1994, Fund 15-A completed the refinancing of its credit facility and repaid a portion of the then-outstanding advances. The credit facility provides liquidity to Fund 15A, subject to leverage covenants. It is anticipated that Fund 15-A will repay this advance over time with cash generated from operations and borrowings available under the credit facility. In addition, an advance to Cable TV Fund 12-BCD Venture (the "Venture") accounts for approximately $3,668,400, or 25%, of the balance. The Venture is in the process of renegotiating its credit agreements and should repay the advance in the first half of calendar 1996.
The remainder of the advances represent funds for capital expansion and improvements of properties owned by 22 partnerships where additional credit sources were not then available to the partnerships, none of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced during 1996. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

          The Company purchased property, plant and equipment totaling approximately $30,837,000 during the six months ended November 30, 1995. Such expenditures were principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Alexandria, Virginia and North Augusta, South Carolina systems; and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Anne Arundel, Maryland and Charles County, Maryland systems. Estimated capital expenditures, excluding acquisitions, through May 31, 1996 are approximately $30,000,000. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facility, as discussed below.

          On October 12, 1995, the Company redeemed the remaining outstanding 7.5% Convertible Subordinated Debentures (the "Debentures") due 2007, at a price equal to 101.5% of the principal amount, plus accrued interest. The total principal amount of the debentures was $43,100,000, of which $23,732,000 were held by the Company and $19,368,000 were held by unaffiliated investors. The Debentures were redeemed with cash on hand.

          Sources of Funds

          The Company's cash balance at November 30, 1995, was $4,842,000. The decrease in such balance from May 31, 1995 reflects the cash used for the acquisitions of the Augusta System and the Dale City System.

          On October 31, 1995, the Company, through Jones Cable Holdings, Inc. ("JCH") a new wholly-owned subsidiary, entered into a $500,000,000 reducing revolving credit facility with a group of commercial banks. The new credit facility provides for the transfer of a majority of the Company's cable television properties to JCH, which is the borrower under the new credit facility. The entire $500,000,000 commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity of December 31, 2004. As of November 30, 1995, $30,000,000 was outstanding under this agreement. Interest on outstanding obligations ranges from Base Rate to Base Rate plus 1/8% or LIBOR plus

5/8% to LIBOR plus 1 1/8% based on certain leverage covenants. In addition, a commitment fee of 3/16% to 3/8% on the unused commitment is also required. The effective interest rate on amounts outstanding at November 30, 1995 was 6.56%.

          On October 6, 1995, Cable TV Fund 11-B, Ltd. ("Fund 11-B"), one of the Company's managed limited partnerships, entered into an agreement to sell the cable television systems serving areas in and around Lancaster, New York to an unaffiliated third party for $84,000,000. Upon closing of this transaction, Fund 11-B will repay its indebtedness, a brokerage fee and a sales tax liability, and Fund 11-B then will distribute the remaining proceeds to its partners. The Company, as general partner of Fund 11-B, expects to receive a distribution of approximately $13,950,000 related to this transaction. In addition, The Jones Group, Ltd., a wholly-owned subsidiary of the Company, will receive a fee of $2,100,000 for acting as the broker in this transaction. The closing of this transaction is contingent upon the approval of the majority of Fund 11-B's limited partnership interests. The closing of this transaction is expected to occur in the first half of calendar 1996.

          The Company has an effective registration statement relating to the sale of $600 million of senior debt securities, senior subordinated debt securities, subordinated debt securities and Class A Common Stock. The Company may, from time to time, issue securities not to exceed $600 million pursuant to this registration statement. Proceeds would be used for general corporate purposes, which may include acquisitions of cable television systems from managed partnerships and/or from unaffiliated parties, refinancings of indebtedness, working capital, capital expenditures, and repurchases and redemptions of securities.

          The Company has sufficient sources of capital available, consisting of cash generated from operations and available borrowings from its credit facility, to complete the above described acquisitions and meet its operational needs.

          Regulatory Matters

          The Company, as a result of rate orders issued by the FCC, has filed cost-of-service showings for the following Company-owned cable television systems: Jefferson County, Colorado; Charles County, Maryland; Pima County, Arizona; Alexandria, Virginia; North Augusta, South Carolina; and Augusta, Georgia. For these systems, the Company anticipates no further reductions in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations, The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the cost-of-service showings will prevent further rate reductions until such final approvals are received.


          Legislation to substantially revise the Communications Act of 1934, as amended, (the "Communications Act") is being reconsidered by Congress after it failed to pass a bill in 1994. Both the House of Representatives and the Senate have passed versions of telecommunications reform bills and House and Senate conferees have tentatively drafted a conference bill (the "Bill"), but it has not yet been adopted by the conferees and is subject to revision. Substantial competition would result under the Bill from the delivery of video and other services by local telephone companies (also known as local exchange carriers or "LECs") and other service providers. The Bill would also permit cable television operators to provide telephone services.

          The Bill would establish local exchange competition as a national policy by preempting laws that prohibit competition in the local exchange and by establishing uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services. This legislation presumes that additional regulatory flexibility for LECs is necessary to allow them to respond to competition. Depending on the degree and form of regulatory flexibility afforded the LECs, the Company's ability to compete to provide telephony services may be adversely affected. The prospects for enactment of the final form of federal legislation cannot be predicted at this time.

RESULTS OF OPERATIONS

         Revenues

         The Company derives its revenues from four primary sources: subscriber fees from Company-owned cable television systems, management fees from revenues earned by managed limited partnerships, fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships and revenues from non-cable television subsidiaries. Total revenues for the three months ended November 30, 1995 totaled $50,195,000, an increase of $17,433,000, or 53%, over the total of $32,762,000 for the three months ended November 30, 1994. Total revenues for the six months ended November 30, 1995 increased $28,263,000, or 43%, to $93,453,000 in 1995 from $65,190,000 in 1994. These increases reflect the Company's acquisition of the assets of Jones Spacelink, Ltd. ("Spacelink") on December 20, 1994, the purchase of the Augusta System on October 20, 1995 and were offset, in part, by the sale of the Company's Gaston County, North Carolina cable television system (the "Gaston System") on July 22, 1994. Disregarding the effect of these transactions, total revenues would have increased $2,547,000, or 8%, and $5,396,000, or 8%, respectively, for the three and six months ended November 30, 1995.

         The Company's subscriber service fees increased $9,399,000, or 37%, to $34,708,000 for the three months ended November 30, 1995 from $25,309,000 in the same period of 1994. Subscriber service fees for the six months ended November 30, 1995 increased $15,280,000, or 30%, to $66,002,000 from
$50,722,000 in 1994. The net effect of the acquisition of Spacelink's assets, the Augusta System purchase and the sale of the Gaston System accounted for $7,378,000, or 78%, and $10,984,000, or 72%, respectively, of the increases in subscriber service fees for the three and six month periods. Disregarding the effect of the acquisition of Spacelink's assets, the purchase of the Augusta System and the sale of the Gaston System, subscriber service fees would have increased $2,021,000 or 8%, and $4,296,000 or 9%, respectively, for the three and six month periods ended November 30, 1995. The remainder of the increases were primarily due to an increase in the number of basic subscribers, an increase in pay per view revenue and basic service rate adjustments in systems owned by the Company.

         The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $5,445,000 for the three months ended November 30, 1995 compared to $4,562,000 in the same period in 1994, an increase of approximately 19%. For the six months ended November 30, 1995, management fees totaled $10,854,000 compared to $9,066,000 in 1994, an increase of 20%. The growth of management fee revenue is the result of the acquisition of Spacelink's assets, which included general partner interests in a number of managed limited partnerships, as well as increases in operating revenues of the Company's managed partnerships. Partnership revenues increased as a result of increases in basic subscribers, increases in advertising sales revenue and basic service rate adjustments. Disregarding the effect of the acquisition of Spacelink's assets, management fees increased approximately 10% and 9%, respectively, for the three and six month periods.

         In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of fees and distributions upon the sale of cable television properties owned by such partnerships. No such revenues were recognized during the three and six months ended November 30, 1995 or 1994. The distribution received as a result of the sale of the Augusta System by Fund 12-B was recorded as a reduction in the basis of the assets of the Augusta System due to the Company's continuing interest in the Augusta System.

         The Company also operates certain non-cable subsidiaries. Such subsidiaries include Jones Satellite Programming ("JSP"), a distributor of satellite programming to satellite dish owners; Jones Futurex, Inc. ("Futurex"), a manufacturer of various electronic components; and Jones Satellite Networks, Inc. ("JSN"), a distributor of radio programming to radio stations. Futurex and JSN were acquired as part of the acquisition of Spacelink's assets. Non- cable revenue totaled $10,042,000 for the three months ended November 30, 1995 compared to $2,891,000 in fiscal 1994, an increase of 247%. For the six months ended November 30, 1995, non-cable revenue totaled $16,597,000, compared to $5,402,000 in 1994, an increase of 207%. The acquisition of Futurex and JSN accounted for 98% and 97%, respectively, of the increases for the three and six month periods. The remainder of the increases are due to increases in the revenues of JSP.

         Costs and Expenses

         Operating, general and administrative expenses consist primarily of costs associated with the administration of Company-owned cable television systems, the administration of managed partnerships and the administration of the non- cable television entities. The Company is reimbursed by its managed partnerships for costs associated with the administration of the partnerships. The principal administrative cost components are salaries paid to corporate and system personnel, programming expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Cable operating expenses increased $5,587,000, or 41%, to $19,271,000 for the three months ended November 30, 1995 from $13,684,000 in 1994. For the six months ended November 30, 1995, cable operating expenses increased $9,647,000, or 35%, to $37,497,000 in 1995 from $27,850,000 in 1994. The acquisition of Spacelink's assets and the purchase of the Augusta System, net of the sale of the Gaston System, accounted for 69% and 71%, respectively, of the increases for the three and six month periods. Disregarding the effect of these transactions, cable operating expenses would have increased 13% and 10%, respectively, for the three and six month periods. These increases were due primarily to increases in premium and satellite programming costs.

         Cable general and administrative expense decreased $35,000, or 2%, to $2,078,000 for the three months ended November 30, 1995 compared to $2,113,000 for the quarter ended November 30, 1994. For the six month periods, cable general and administrative expense increased $441,000, or 12%, to $4,112,000 from $3,671,000 in 1994. The acquisition of Spacelink's assets and the purchase of the Augusta System primarily accounted for the six month increase.

         Non-cable operating, general and administrative expenses increased $6,657,000, or 218%, to $9,710,000 for the three months ended November 30, 1995 from $3,053,000 for the quarter ended November 30, 1994. For the six months ended November 30, 1995, non-cable operating, general and administrative expense increased $10,628,000, or 180%, to $16,518,000 in 1995 from $5,890,000 in 1994. The acquisition of Futurex and JSN primarily accounted for this increase.

         Depreciation and amortization expense increased $3,201,000, or 30%, to $13,828,000 for the three months ended November 30, 1995 from $10,627,000 for the quarter ended November 30, 1994. For the six months ended November 30, 1995, depreciation and amortization increased $5,766,000, or 27%, to $27,405,000 in 1995 from $21,639,000 in 1994. These increases are due to the acquisition of Spacelink's, assets, the purchase of the Augusta System and capital additions in fiscal 1995.

Operating Income

         For the three month period ended November 30, 1995, operating income increased $2,023,000, or 62%, to $5,308,000 from $3,285,000 for the same three-month period in 1994. For the six months ended November 30, 1995, operating income increased $1,782,000, or 29%, to $7,921,000 from $6,140,000 for the six months ended November 30, 1994.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. For the three months ended November 30, 1995 and 1994, operating income before depreciation and amortization increased $5,224,000, or 38%, to $19,136,000 in 1995 from $13,912,000 in 1994.
For the six month periods, operating income before depreciation and amortization increased $7,547,000, or 27%, to $35,326,000 in 1995 from $27,779,000 in 1994. Disregarding the effect of the acquisition of Spacelink's assets, the purchase of the Augusta System and the sale of the Gaston System, operating income before depreciation and amortization would have increased 12% and 10%, respectively, for the three and six month periods.

Other Income (Expense)

         Interest expense increased $4,004,000, or 44%, to $13,051,000 for the three months ended November 30, 1995 from $9,047,000 for the quarter ended November 30, 1994. For the six month periods, interest expense increased $8,090,000, or 44%, to $26,419,000 in 1995 from $18,329,000 in 1994. These increases are due to interest on the $200 million of Senior Notes sold in March 1995.

         The Company reported equity in the income of affiliates totaling $1,169,000 and $246,000, respectively, for the three and six months ended November 30, 1995 compared to equity in losses of affiliates of $370,000 and $917,000, respectively, for the three and six months ended November 30, 1994. These changes are due to income recognized by Jones Global Group, Ltd. ("JGG"), an affiliate of which the Company owns a 38% interest, on the sale of certain Bell Cablemedia ADSs held by JGG.

         Interest income increased $1,356,000, or 128%, to $2,412,000 for the three months ended November 30, 1995 from $1,056,000 for the quarter ended November 30, 1994. For the six month periods, interest income increased $5,308,000, or 242%, to $7,505,000 in 1995 from $2,197,000 in 1994. These increases are due to the increase in the Company's cash on hand, prior to the acquisition of the Augusta System and the Dale City System, resulting from the Bell Canada International, Inc. investment in December 1994 and the sale of $200 million of Senior Notes in March 1995.

         The Company recognized a gain of $15,496,000 in July 1994 on the sale of its Gaston System. No similar gains were recognized during the six months ended November 30, 1995.

         The Company recognized a loss of $692,000 on the redemption of its convertible debentures in the second quarter of fiscal 1996. No similar loss was recognized in the six months ended November 30, 1994.

         The Company recorded net loss of $4,591,000 for the three months ended November 30, 1995, a decrease of $624,000, or 12%, compared to $5,215,000 net loss recorded for the three months ended November 30, 1994. This decrease is due to the increases in operating income, interest income and equity in income of affiliates which was offset, in part, by the increase in interest expense. For the six months ended November 30, 1995 the Company recorded net loss of $11,011,000 compared to net income of $5,078,000 for the six months ended November 30, 1994. Such change was due primarily to the gain on the sale of the Gaston System recognized in July 1994.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In August 1995, Cable TV Fund 12-BCD Venture (the "Venture"), a Colorado joint venture in which Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Colorado limited partnerships, are general partners, entered into a purchase and sale agreement pursuant to which the Venture agreed to sell the Tampa, Florida cable television system (the "Tampa System") to the Company. The Company is the general partner of each of Cable TV Fund 12- B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. Closing of the purchase of the Tampa System by the Company is expected to occur in the first half of 1996. Upon closing, the Company anticipates exchanging the Tampa System with an unaffiliated cable television operator in return for systems owned by that operator.

         On September 20, 1995, a civil action entitled David Hirsch, on behalf of himself and all others similarly situated, Plaintiff vs. Jones Intercable, Inc., Defendant, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-1800). The plaintiff has brought the action as a class action on behalf of himself and all other limited partners of Cable TV Fund 12-D, Ltd. against the Company seeking to recover damages caused by the Company's alleged breaches of its fiduciary duties to the limited partners of Cable TV Fund 12-D, Ltd. in connection with the sale to the Company of the Tampa System. The complaint also requests unspecified injunctive relief. The Company believes that it has meritorious defenses, and the Company intends to defend this lawsuit vigorously.

         On November 17, 1995, a civil action entitled Martin Ury, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Plaintiff vs. Jones Intercable, Inc., Defendant and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Nominal Defendants, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-2212). The plaintiff, a limited partner of Cable TV Fund 12-D, Ltd., has brought the action as a derivative action on behalf of the three partnerships that comprise the Venture against the Company seeking to recover damages caused by the Company's alleged breaches of its fiduciary duties to the Venture and to the limited partners of the three partnerships that comprise the Venture in connection with the proposed sale to the Company of the Tampa System and the proposed subsequent exchange of the Tampa System with an unaffiliated cable television operator in return for systems owned by that operator. The Company believes that it has meritorious defenses, and the Company intends to defend this lawsuit vigorously.

Item 6.  Exhibits and Reports on Form 10-K.

         a)    Exhibits

            27)      Financial Data Schedule

         b)    Reports on Form 8-K

               Current report on Form 8-K dated September 1, 1995 reporting that the Company had entered into agreements to purchase the Manitowoc System, the Lodi System, the Ripon System and the Lake Geneva System. In addition, the Company reported that it had entered into an agreement to convey the assets of the above systems together with the Hilo System and the Kenosha System to Time Warner Entertainment Company, L.P. in exchange for the Savannah System and $4,000,000 in cash.

               Current report on Form 8-K dated September 12, 1995 reporting that the Company filed an Internal Revenue Service Form 1128, "Application to Adopt, Change or Retain a Tax Year" to change its fiscal year end from May 31 to December 31.

               Current report on Form 8-K dated September 20, 1995 reporting that on that date a civil action entitled David Hirsch, on behalf of himself and all others similarly situated, Plaintiff vs. Jones Intercable, Inc., Defendant, was filed in the District Court, County of Arapahoe, State of Colorado.

               Current report on Form 8-K dated October 20, 1995 reporting that on that date the Company purchased the Augusta System from Fund 12-B.

               Current report on Form 8-K dated November 1, 1995 reporting that on that date the Company entered into a letter of intent with an unaffiliated party to set forth the preliminary understanding of the parties as to their intent to enter into an asset purchase agreement whereby the Company would agree to purchase a cable television system servicing subscribers in portions of Anne Arundel County, Maryland.

               Current report on Form 8-K dated November 17, 1995 reporting that on that date a civil action entitled Martin Ury, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., and Cable TV Fund 12-D, Ltd., Plaintiff vs. Jones Intercable, Inc., Defendant and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Nominal Defendants, was filed in the District Court, County of Arapahoe, State of Colorado.

               Current Report on Form 8-K dated November 29, 1995 reporting that on that date the Company purchased the Dale City System.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JONES INTERCABLE, INC.


                                        /S/Kevin P. Coyle
                                        ---------------------------------
                                        Kevin P. Coyle
                                        (Group Vice President/Finance)

Dated:  January 12, 1996

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

    27                       Financial Data Schedule