Form 10-K
period 1995-12-31
JONES INTERCABLE INC
filed 1996-03-13
CIK 275605

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                     OR
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from June 1,
1995 through December 31, 1995 Commission file number:  1-9953

                             JONES INTERCABLE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                 Colorado                                   84-0613514
                 --------                                   ----------
         (State of Organization)                            (IRS Employer
                                                            Identification No.)

        P.O. Box 3309, Englewood,
          Colorado 80155-3309                               (303) 792-3111
        -------------------------                           --------------
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

                   Yes  x                                           No
                       ---                                              ---

Aggregate market value as of March 1, 1996 of the voting stock held by non-affiliates:
Common Stock       $29,799,088                Class A Common Stock  $185,738,121

Shares outstanding of each of the registrant's classes of common stock as of March 1, 1996:
Common Stock:        5,113,021                Class A Common Stock:   26,263,523

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.________________

                             JONES INTERCABLE, INC.

                         TRANSITION REPORT ON FORM 10-K
        FOR THE TRANSITION PERIOD JUNE 1, 1995 THROUGH DECEMBER 31, 1995


                               TABLE OF CONTENTS



                                                                                                    Page No.
                                                                                                    --------
 PART I                                                                                                  1


 ITEM 1.    BUSINESS                                                                                     1
            The Company                                                                                  1
            The Cable Television Industry                                                                1
               Industry Growth                                                                           2
               System Operations                                                                         3
               Programming                                                                               3
               System Revenues                                                                           4
            The Company's Cable Television Business                                                      5
            The Company's Other Businesses                                                               9
            Recent Acquisitions of Cable Television Systems                                             10
            Proposed Acquisitions of Cable Television Systems                                           11
            Recent and Proposed Dispositions of Cable Television Systems                                12
            Recent Exchange of Cable Television Systems                                                 12
            Proposed Exchange of Cable Television Systems                                               13
            Refinancing of the Company's Credit Facility                                                14
            Redemption by the Company of 7.5% Subordinated Convertible Debentures due 2007              14
            Execution of Letter of Intent                                                               14
            Change of the Company's Fiscal Year                                                         14
            Increase in the Company's Authorized Class A Common Stock                                   14
            Cable Television Franchises                                                                 15
            Competition                                                                                 15
            Regulation and Legislation                                                                  19
                Telecommunications Act of 1996                                                          19
                Cable Television Consumer Protection and Competition Act of 1992                        21
                Cable Communications Policy Act of 1984                                                 25
                Franchising                                                                             25
                Ownership and Market Structure                                                          25
                Foreign Ownership Restriction                                                           26
                Program Origination and Exclusivity Obligations                                         27
                Copyright Matters                                                                       27

                State Regulation                                                                        28
                Local Regulation                                                                        28
                Technical and Reporting Requirements                                                    28
                Regulatory Fees and Other Matters                                                       29
                Miscellaneous Provisions                                                                29

 ITEM 2.    PROPERTIES                                                                                  30
    Cable Television Systems Owned by the Company                                                       30

 ITEM 3.    LEGAL PROCEEDINGS                                                                           34
    Alexandria Litigation                                                                               34
    Tampa Litigation                                                                                    35

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                                                     36


 EXECUTIVE OFFICERS OF THE COMPANY                                                                      36

 PART II                                                                                                38

 ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                                                                 38

 ITEM 6.    SELECTED FINANCIAL DATA                                                                     40

 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                                                  41


 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA                                                                                        49

 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE                                                                                  81

 PART IV                                                                                                81

 ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K                                                            81


                                     PART I
                               ITEM 1.  BUSINESS

THE COMPANY

         Jones Intercable, Inc. (the "Company") is a Colorado corporation organized in 1970. The Company is primarily engaged in the cable television business. See Item 1, The Company's Cable Television Business. The Company also holds equity interests in a number of programming and other cable-related subsidiaries. See Item 1, The Company's Other Businesses.

         Jones International, Ltd. ("International") beneficially owns approximately 48% of the Common Stock of the Company and approximately 9% of the Class A Common Stock of the Company. Glenn R. Jones, the Chairman of the Board of Directors and Chief Executive Officer of the Company, personally owns approximately 9% of the Company's Common Stock and approximately 2% of the Company's Class A Common Stock. Because of his 100% ownership of International, Mr. Jones is deemed to be the beneficial owner of all shares of the Company owned by International, and his direct and indirect stock ownership enables him to control the election of a majority of the Company's Board of Directors and gives him voting power over approximately 41% of votes to be cast by all shareholders of the Company on matters not requiring a class vote. As of December 31, 1995, Bell Canada International Inc. ("BCI") owned 9,914,300 shares, or approximately 38%, of the Company's Class A Common Stock and, through such ownership, BCI owned an approximate 30% economic interest in the Company. In addition, BCI holds an option to purchase 2,878,151 shares of Common Stock of the Company from International, Glenn R. Jones and certain of their affiliates which, if and when exercised, would enable BCI to elect a majority of the members of the Board of Directors of the Company. In February 1996, BCI purchased 43,200 additional shares of the Company's Class A Common Stock in the market, thereby raising BCI's aggregate ownership to 9,957,500 shares of the Company's Class A Common Stock, and BCI has informed the Company that BCI intends to purchase additional shares of Class A Common Stock of the Company in the market from time to time in the future.

         At December 31, 1995, the Company had a total of approximately 3,686 employees. The executive offices of the Company are located at 9697 E. Mineral Avenue, Englewood, Colorado 80112, and its telephone number is (303) 792-3111. Unless the context otherwise requires, the term "Company" as used herein refers to Jones Intercable, Inc. and its subsidiaries, including Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary that owns a majority of the cable television assets of the Company.

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

         The cable television industry, which started as a technical solution to the problem of delivering television signals to remote areas of rural America, has now become an entertainment staple in a majority of American homes. It is a dynamic, evolving and ever more complex industry. Cable penetration, or the percentage of U.S. television households that subscribe to cable television, now stands at approximately 65%.

         A cable television system is a facility that receives satellite, broadcast and FM radio signals by means of high antennas, a microwave relay service or earth stations, amplifies the signals and distributes them by coaxial and/or fiber-optic cable to the premises of its subscribers, who pay a fee for the service. A cable television system may also originate its own programming for distribution through its cable plant.

         The physical plant of a cable television system consists of four principal operating components. The first, known as the "headend" facility, receives television and radio signals with microwave relay systems, special antennae and satellite earth stations. The second component, the distribution network, originating at the headend and extending throughout the system, consists of coaxial and/or fiber-optic cables placed on poles or buried underground, and associated electronic equipment. The third component of the system is a "drop cable" that extends from the distribution network into the subscriber's home and connects to the subscriber's television set. The fourth component, a converter, is the home terminal device necessary to expand channel capacity and to deliver pay-per-view and other premium services.

         The cable television industry is undergoing significant change. With recent announcements of alliances between cable television companies and telephone, computer and software companies, the Company believes that the nature of the cable television business is evolving from a traditional coaxial network delivering only video entertainment to a more sophisticated, digital platform environment where cable systems may deliver traditional programming as well as other services, including data, telephone and expanded educational and entertainment services on an interactive basis. See Item 1, The Company's Cable Television Business.

         INDUSTRY GROWTH. Based upon information obtained by the Company from industry sources, the Company believes that the following table demonstrates the growth of the cable television industry in the United States for the periods indicated:

                                                                                        Approximate Percentage
                                                   Approximate Number                    of TV Households With
              End of Year                       of Basic Subscribers(1)                 Basic Cable Service(2)
              -----------                       -----------------------                 ----------------------
                  1985                                39,872,250                                  46%
                  1986                                42,237,140                                  48%

                  1987                                   44,970,880                               51%
                  1988                                   48,636,520                               54%
                  1989                                   52,564,470                               57%
                  1990                                   54,871,330                               59%
                  1991                                   55,786,390                               61%
                  1992                                   57,211,600                               62%
                  1993                                   58,834,440                               63%
                  1994                                   60,495,090                               63%
                  1995                                   62,231,730(3)                            65%(3)


(1) The number of basic subscribers is computed by dividing the sum of total individual-dwelling subscribers and total revenues from bulk-rate subscribers by the standard basic service rate.

(2) The percentage is computed by dividing the number of basic subscribers by the number of TV households in the United States (95,360,730 estimated TV households in 1995).

(3)      As of July 1995.


         SYSTEM OPERATIONS. The operation of cable television systems is generally conducted pursuant to the terms of a franchise or similar license granted by the local governing body for the area to be served or by a state agency. Franchises generally are granted on a non-exclusive basis for a period of 5 to 15 years. Joint use or pole rental agreements are normally entered into with electric and/or telephone utilities serving a cable television system's area and annual rentals generally range from $5 to $15 for each pole used. These rates may increase in the future. See Item 1, Cable Television Franchises; Item 1, Competition; and Item 1, Regulation and Legislation.

         PROGRAMMING. Cable television systems generally offer various types of programming, which include basic service, tier service, premium services, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites and also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature.
FM radio signals are also frequently distributed to subscribers as part of the basic service. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") contains signal carriage requirements. Rules promulgated under the 1992 Cable Act allow each commercial television broadcast station to elect every three years whether to require the cable systems in its area to carry its signal or to require the cable systems to negotiate with the station for "retransmission consent" to carry the station. If a local commercial broadcast television station requires a cable system to negotiate with the station for retransmission consent, and the cable system is unable to obtain retransmission consent, the cable system is not permitted to continue carriage of such station. See Item 1, Regulation and Legislation. During the initial three-year election period which began on October 6, 1993 and continues through December 31, 1996, no broadcast stations carried on Company-owned cable television systems that elected retransmission consent have withheld consent to the retransmission of their signals. These arrangements will have to be renewed by October 6, 1996 in order to permit continued carriage of broadcast signals by Company-owned systems.

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

         Cable television systems offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operator buys premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers served by the cable operator. The per service cost of premium service programming usually is significantly more expensive for the system operator than the basic service or tier service programming, and consequently the system operator prices premium service separately when sold to subscribers.

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

         Cable television operators have been able to generate additional revenue through the sale of commercial spots and channel space to advertisers. As with other forms of advertising, the cable television operator receives a fee from the advertisers that is based on the programming service on which the advertisements appear, the volume of advertising and the time of the day at which it is broadcast. Advertising, as well as fees generated by home shopping and pay-per- view, represent additional sources of revenue for cable television systems. These services are not regulated under the 1992 Cable Act.

         The 1992 Cable Act mandated a greater degree of regulation of the cable television industry, including rate regulation. Under the 1992 Cable Act's definition of "effective competition," nearly all cable systems in the United States, including almost all of those owned and managed by the Company, are subject to rate regulation with respect to basic cable services. In addition, the FCC is permitted to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. Rate regulations adopted by the FCC, which became effective September 1, 1993, provide for a benchmark and price cap system that is used to regulate basic and non-basic service rates, and cost-of-service showings are available to cable operators to allow them to justify rates above benchmark levels. The Telecommunications Competition and Deregulation Act of 1996 eliminates regulation of this service tier for small cable operators and, in some circumstances, will reduce, and by 1999 eliminate, rate regulation for cable programming service packages for all cable television systems. See Item 1, Regulation and Legislation.

         Cost-of-service showings justifying rates above benchmark levels were filed for the following Company-owned systems: Alexandria, Virginia; Augusta, Georgia; Charles County, Maryland; Dale City, Virginia; Jefferson County, Colorado; Manassas, Virginia and Pima County, Arizona. For these systems, the Company anticipates no further reductions in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the cost-of-service showings will prevent further rate reductions unless such final approvals are received. The Company complied with the February 22, 1994 benchmark regulations and reduced rates in the following Company-owned systems:
Hilo, Hawaii; Kenosha, Wisconsin; Oxnard and Walnut Valley, California; and Panama City Beach, Florida. The Company's Anne Arundel System is currently subject to effective competition as defined by the 1992 Cable Act, and, as a result, is not subject to rate regulation.

THE COMPANY'S CABLE TELEVISION BUSINESS

         The Company operates cable television systems for itself and for its
managed limited partnerships.    At December 31, 1995, the Company managed 54
cable television systems, 41 of which, operating in 19 states, were owned by Company-managed partnerships and 13 of which, operating in 10 states, were owned by the Company. The Company's existing managed partnerships own cable television systems located in California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, Ohio, Oregon, South Carolina, Texas and Wisconsin. The Company-owned cable television systems are located in Arizona, California, Colorado, Florida, Georgia, Hawaii, Maryland, South Carolina, Virginia and Wisconsin. In January 1996, the Company acquired another cable television system in Virginia, and in February 1996, the Company acquired additional cable television systems in Maryland and Virginia. See Item 1, Recent Acquisitions of Cable Television Systems and Proposed Acquisitions of Cable Television Systems.

         At December 31, 1995, Company-owned systems served approximately 439,400 basic subscribers who subscribed to a total of approximately 367,600 pay units. And, at such date, systems held by Company-managed partnerships served approximately 997,200 basic subscribers who subscribed to a total of approximately 716,000 pay units. (Each premium service subscribed to equals one pay unit.) According to industry sources, as of December 31, 1995, the Company ranked among the top 10 multiple system cable television operators in the United States.

         The Company historically has grown by acquiring and developing cable television systems for both itself and its managed limited partnerships, primarily in suburban areas with attractive demographic characteristics. The Company intends to liquidate its managed limited partnerships as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. See Item 1, Recent and Proposed Dispositions of Cable Television Systems.

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

         The Company is implementing a balanced strategy of acquiring cable television systems from Company-managed limited partnerships and from third parties. See Item 1, Recent Acquisitions of Cable Television Systems and Proposed Acquisitions of Cable Television Systems. As part of this process, certain systems owned by the Company and its managed partnerships may be sold to third parties and Company-owned systems may be exchanged for systems owned by other cable system operators. See Item 1, Recent and Proposed Dispositions of Cable Television Systems, Recent Exchange of Cable Television Systems and Proposed Exchange of Cable Television Systems. It is the Company's plan to cluster its cable television properties, to the extent feasible, in geographic areas. Clustering systems may enable the Company to obtain operating efficiencies, and it should position the Company to capitalize on new revenue and business opportunities as the telecommunications industry evolves. The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

         Acquisitions of cable television systems, the development of new services and capital expenditures for system extensions and upgrades are subject to the availability of cash generated from operations, debt and/or equity financing. The capital resources needed to accomplish these strategies are expected to be provided by the sale of debt and/or equity securities (subject to market conditions), borrowings under the Company's new $500 million credit agreement and cash generated from the Company's operating activities.
In addition, the Company may explore other financing options such as private equity capital and the disposition of non-strategic assets. There can be no assurance that the capital resources necessary to accomplish the Company's acquisition and development plans will be available on terms and conditions acceptable to the Company, or at all. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Within the past several years, and at an increasing pace recently, the cable television industry has seen much change. With recent alliances between cable television companies and telephone, computer and software companies, the Company believes that the nature of the cable television business is evolving from a traditional coaxial network delivering only video entertainment to a more sophisticated, digital platform environment where cable systems may be capable of delivering traditional programming as well as other services, including data, telephone and expanded educational and entertainment services on an interactive basis. As this convergence of various technologies progresses, cable television companies will have to reevaluate their system architecture, upgrade their cable plants in order to take advantage of new opportunities and consider clustering their systems in geographic areas where they can achieve economies of scale and reasonable returns on the investments made. The Company is also directly affected by the entry into the marketplace of local telephone companies that, as a result of the passage of recent legislation, now have the ability to provide telephone and video services in direct competition with the Company. See Item 1, Regulation and Legislation. This direct competition with local telephone companies is an additional consideration in the ongoing evaluation by the Company of its position in this changing marketplace. The Company intends, where possible, to pursue these new technological opportunities as they evolve. The ability of the Company to do so, however, will be dependent in large part on the availability of debt and equity financing.

         The Company is involved in analyzing and testing new technologies used in the telecommunications area, including combined telephone and video services to multiple dwelling units. The Company is utilizing the experience of BCI to provide expertise in the telecommunications area. BCI, through its parent company and its affiliates, is engaged in many areas of the telecommunications business. BCE Inc., the parent of BCI, is the largest telecommunications company in Canada. BCE Inc. is also the parent company of Bell Canada, the largest provider of telecommunications services in Canada. Bell Northern Research, an affiliate of BCI, is Canada's largest research and development organization and is engaged in developing and analyzing new technologies used in the telecommunications area. Northern Telecom, a 52% subsidiary of BCE Inc., is a leading global manufacturer of telecommunications equipment. As cable television systems in the United States evolve and change into more sophisticated digital networks providing traditional television entertainment, but also telephone and data services, and as competition between cable television operators, telephone companies and others develops, the relationship between BCI and the Company may provide the Company with access to expertise and experience that it would not otherwise have available.

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

         Monthly service rates include fees for basic service, basic plus service and premium services. At December 31, 1995, monthly basic service rates ranged from $4.95 to $15.50 for residential subscribers, monthly basic plus service rates ranged from $10.00 to $26.33 for residential subscribers, and monthly premium services ranged from $1.13 to $14.95 per premium service. In addition, the Company earns revenues from pay-per-view programs and advertising fees. Pay-per- view programs, which usually are either unique sporting events or recently released movies, are available on many of the Company's cable television systems. Subscribers are permitted to choose individual movies for a set fee ranging from $1.99 to $6.95 per movie and individual special events for a set fee ranging from $4.95 to $54.95 per event. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $50.00; however, from time to time the Company has followed the common industry practice of reducing the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, subscribers are free to discontinue the service at any time without penalty, and most terminations occur because a subscriber moves to another home or to another city. For the year ended December 31, 1995, of the total subscriber fees received by Company-owned systems, basic and basic plus service fees accounted for approximately 65% of total revenues, premium service fees accounted for approximately 17% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 7% of total revenues and the remaining 8% of total revenues came from equipment rentals, installation fees and program guide charges. The Company is dependent upon timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs.

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

         The Company historically has found that the cash flow of a particular cable television system and the long-term value of that system can be increased as a result of (i) the addition of new subscribers through increased market penetration, (ii) the building of extensions to reach new potential subscribers in the franchise area, (iii) the addition of new programming services or products, and (iv) periodic rate adjustments. Increases in subscribers usually result from specific marketing efforts undertaken by a cable system operator within the community, which may include telephone solicitation, particular program promotions, direct mailings, increased advertising or other means. A cable operator also can build extensions to systems, which increase the number of homes passed by the cable system and the number of potential subscribers, and thereby increase the potential revenue from additional subscriber fees. The building of extensions to cable television systems usually occurs due to the development within the system's franchise area of a new housing area adjacent to areas then served by the system or the availability of a franchise for an area adjacent to the current franchise area. In addition, increased revenues may be generated from the offering of additional services to subscribers. New cable services have been developed and introduced since the inception of the cable television industry, and new cable services are expected to continue to develop. These services could include new services which offer movies or other entertainment on demand or nearly on demand by a subscriber (known as "near video on demand"), interactive services including both games and entertainment, as well as information and consumer services. No assurance can be given that the Company will be able to increase the cash flow of any particular cable television system or the value of that system by any of the methods described above, the rate regulations promulgated by the FCC under the 1992 Cable Act may limit the amount of any rate increases with respect to regulated services the Company will be able to implement in the future. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

THE COMPANY'S OTHER BUSINESSES

         The Company operates a number of non-cable television businesses through subsidiaries: The Jones Group, Ltd., a cable television brokerage company; Jones Futurex, Inc. which manufactures and markets data encryption products and provides contract manufacturing services; Jones Satellite Networks, Inc., a second-tier subsidiary of the Company that delivers radio programming to radio stations throughout the United States via satellite; and Superaudio, a joint venture between a subsidiary of the Company, Jones Galactic Radio, Inc., and an unaffiliated party that offers FM stereo audio service programming to cable television system subscribers. The Company also has an interest in the cable/telephony business in the United Kingdom through its approximate 10% equity ownership of Bell Cablemedia plc, the United Kingdom's third largest cable communications operator. The Company also owns direct and indirect minority interests in Mind Extension University and Jones Computer Network, affiliated programming services. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

RECENT ACQUISITIONS OF CABLE TELEVISION SYSTEMS

         Augusta System. In October 1995, JCH purchased from Cable TV Fund 12-B, Ltd. ("Fund 12-B"), a Company-managed limited partnership, the cable television system serving areas in and around Augusta, Georgia (the "Augusta System") for a purchase price of $142,618,000, subject to normal closing adjustments. The Company, as general partner of Fund 12-B, received a distribution from Fund 12-B of $13,222,000 upon the closing of this transaction. As result of such distribution, the net capital required to purchase the Augusta System was $129,396,000, which was provided from cash on hand. The Augusta System serves approximately 68,200 basic subscribers and passes approximately 102,000 homes. The Augusta System is contiguous with the cable television system already owned by the Company serving areas in and around North Augusta, South Carolina (the "North Augusta System"), and since closing they have been operated as one system. Together, the Augusta System and the North Augusta System serve approximately 84,100 basic subscribers and pass approximately 125,700 homes. Unless the context otherwise requires, references hereinafter to the "Augusta System" refer to both the Augusta System and the North Augusta System.

         Dale City System. In November 1995, JCH, through its wholly-owned subsidiary, Jones Communications of Virginia, Inc., purchased from an unaffiliated company the cable television systems serving areas in and around Dale City, Lake Ridge, Woodbridge, Fort Belvoir, Triangle, Dumfries, Quantico, Accoquan and portions of Prince William County, all in the State of Virginia (the "Dale City System") for $123,000,000, subject to normal closing adjustments. Jones Financial Group, Ltd. ("Financial Group"), an affiliate of the Company, was paid a fee of $1,328,400 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. The fee paid to Financial Group and all other fees paid or payable to Financial Group as hereinafter described, are based upon 90% of the estimated commercial rate charged by unaffiliated brokers. The Dale City System serves approximately 49,300 subscribers and passes approximately 65,100 homes.

         Manassas System. In January 1996, JCH, through its wholly-owned subsidiary, Jones Communications of Virginia, Inc., purchased from unaffiliated companies the cable television systems serving areas in and around Manassas, Manassas Park, Haymarket and portions of Prince William County, all in the State of Virginia (the "Manassas System") for a purchase price of $71,100,000, subject to normal closing adjustments. Financial Group was paid a fee of $896,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. The Manassas System serves approximately 26,500 basic subscribers and passes approximately 39,300 homes.

         Carmel System. In February 1996, JCH purchased from IDS/Jones Growth Partners 87-A, Ltd., a Company-managed partnership, the cable television system serving areas in and around Carmel, Indiana (the "Carmel System") for a purchase price of $44,235,333, subject to normal closing adjustments. The purchase price represented the average of three separate independent appraisals of the fair market value of the Carmel System. The Carmel System serves approximately 19,200 basic subscribers and passes approximately 24,400 homes.

         Orangeburg System. In February 1996, JCH purchased from Jones Cable Income Fund 1-B, Ltd., a Company-managed partnership, the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System") for a purchase price of $18,347,667, subject to normal closing adjustments. The purchase price represented the average of three separate independent appraisals of the fair market value of the Orangeburg System. The Orangeburg System serves approximately 12,500 basic subscribers and passes approximately 16,530 homes.

         Tampa System. In February 1996, JCH purchased from Cable TV Fund 12-BCD Venture, a venture comprised of three Company-managed partnerships, the cable television system serving areas in and around Tampa, Florida (the "Tampa System") for a purchase price of $110,395,667, subject to normal closing adjustments. The purchase price represented the average of three separate independent appraisals of the fair market value of the Tampa System. The Tampa System serves approximately 65,000 basic subscribers and passes approximately 128,500 homes.

         The Company's purchase of the Carmel System, the Orangeburg System and the Tampa System was funded by borrowings available under the Company's $500 million revolving credit facility. The Carmel System, the Orangeburg System and the Tampa System have been subsequently transferred to TWEAN as discussed below.

PROPOSED ACQUISITIONS OF CABLE TELEVISION SYSTEMS

         Manitowoc System. JCH has agreed to purchase from Cable TV Joint Fund 11 (the "Venture"), a venture comprised of four Company-managed partnerships, the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System") for a purchase price of $15,735,667, subject to normal closing adjustments. The Manitowoc System serves approximately 10,800 basic subscribers and passes approximately 16,000 homes. JCH's acquisition of the Manitowoc System is subject to a number of conditions that have not yet been satisfied, including the approval of the holders of a majority of the limited partnership interests of each of the four constituent partnerships of the venture that owns the Manitowoc System and the approval of the City of Manitowoc to the renewal and transfer of the franchise. The Company will receive from the four partnerships that comprise the Venture general partner distributions totaling approximately $3,900,000 upon the closing of the sale of the Manitowoc System.

         Lodi System. JCH has agreed to purchase from Jones Spacelink Income Partners 87-1, L.P., a Company-managed partnership, the cable television systems serving areas in and around Lodi, Ohio (the "Lodi System") for a purchase price of $25,706,000, subject to normal closing adjustments. The Lodi System serves approximately 15,100 basic subscribers and passes approximately 20,600 homes.

         Ripon System. JCH has agreed to purchase from Jones Spacelink Income/Growth Fund 1-A, Ltd., a Company-managed partnership, the cable television system serving areas in and around Ripon, Wisconsin (the "Ripon System") for a purchase price of $3,712,667, subject to normal closing adjustments. The Ripon System serves approximately 2,450 basic subscribers and passes approximately 2,500 homes.

         Lake Geneva System. JCH has agreed to purchase from Jones Spacelink Income/Growth Fund 1-A, Ltd., a Company-managed partnership, the cable television system serving areas in and around Lake Geneva, Wisconsin (the "Lake Geneva System") for a purchase price of $6,345,667, subject to normal closing adjustments. The Lake Geneva System serves approximately 3,600 basic subscribers and passes approximately 5,400 homes.

         The closings of these four acquisitions are expected to occur during the first half of 1996, and such closings are not contingent upon the closing of the Time Warner exchange discussed below.

RECENT AND PROPOSED DISPOSITIONS OF CABLE TELEVISION SYSTEMS

         As described above, Company-managed partnerships recently have sold or have agreed to sell the Augusta System, the Carmel System, the Orangeburg System, the Tampa System, the Manitowoc System, the Lodi System, the Ripon System and the Lake Geneva System to JCH. In addition, as described below, one of the Company's managed partnerships has agreed to sell its cable television system to an unaffiliated cable television system operator. The Company is generally entitled to a general partner distribution from its managed partnerships upon the sale of partnership-owned cable television systems provided that the limited partners have received an amount equal to their capital contributions plus, in most cases, a stated preferential return on their investment. The Company received such a distribution on the sale of the Augusta System and the Tampa System and will receive general partner distributions upon the sale of the Lancaster System and the Manitowoc System. The Company did not or will not receive general partner distributions on the sales of the Carmel System, the Orangeburg System, the Lodi System, the Ripon System or the Lake Geneva System.

         Lancaster System. Cable TV Fund 11-B, Ltd. ("Fund 11-B"), a Company-managed partnership that owns the cable television system serving areas in and around Lancaster, New York (the "Lancaster System"), has entered into an agreement to sell the Lancaster System to an unaffiliated party for a sales price of approximately $84,000,000. The Company, as general partner of the partnership, is entitled to receive a distribution of approximately $13,950,000 upon the closing of the sale of the Lancaster System, which is expected to occur during the first half of 1996. In addition, The Jones Group, Ltd., a wholly owned subsidiary of the Company, will receive a fee of $2,100,000 for acting as the broker in this transaction.

RECENT EXCHANGE OF CABLE TELEVISION SYSTEMS

         In August 1995, the Company entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television operator. The Company subsequently assigned the TWEAN Exchange Agreement to JCH. On February 29, 1996, JCH conveyed to TWEAN the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000, subject to normal closing adjustments. In return, JCH received substantially all of the assets of cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmont Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro and portions of Prince Georges County, Maryland (the "Prince Georges County System") and a portion of

Fairfax County, Virginia (the "Reston System"). Taking into account the aggregate purchase price paid by JCH for the Carmel System, the Orangeburg System and the Tampa System, plus the $3,500,000 cash consideration paid by JCH to TWEAN, the aggregate consideration paid for the Prince Georges County System and the Reston System was approximately $176,468,000. The Prince Georges County System and the Reston System serve approximately 85,000 subscribers.
The Company paid Financial Group a $1,668,000 fee upon the completion of the exchange as compensation to it for acting as the Company's financial advisor.

         The Prince Georges County System is contiguous to the Alexandria, Virginia, Calvert County, Maryland and Charles County, Maryland cable television systems, all of which are owned or managed by the Company. The Reston System is approximately 12 miles from the Company's Alexandria, Virginia system. The acquisition of the Prince Georges County System and the Reston System, together with the acquisition of the Dale City System in November 1995 and the Manassas System in January 1996 and the other cable television systems already owned or managed by the Company in the area, have brought the total number of basic subscribers owned or managed by the Company in the Baltimore/Washington, D.C. metropolitan area to approximately 300,000 subscribers.

PROPOSED EXCHANGE OF CABLE TELEVISION SYSTEMS

         In September 1995, the Company entered into an asset exchange agreement (the "Time Warner Exchange Agreement") with Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television operator. The Company has assigned the Time Warner Exchange Agreement to JCH. Pursuant to the Time Warner Exchange Agreement, JCH will convey to Time Warner the Manitowoc System, the Lodi System, the Ripon System and the Lake Geneva System, all of which systems are currently owned by Company-managed partnerships but are to be transferred to JCH prior to the exchange, and JCH will also convey to Time Warner the cable television system serving areas in and around Hilo, Hawaii (the "Hilo System") and the cable television system serving areas in and around Kenosha, Wisconsin (the "Kenosha System"), both of which systems are currently owned by the Company but are to be transferred to JCH prior to the exchange. In return, JCH will receive from Time Warner the cable television systems serving the communities in and around Savannah, Georgia (the "Savannah System") and cash in the amount of $4,000,000 subject to normal closing adjustments. Taking into account the aggregate purchase price to be paid by the Company for the Lodi System, the Lake Geneva System, the Ripon System and the Manitowoc System and the estimated valuation of the Hilo System and the Kenosha System, less the $4,000,000 cash consideration to be paid by Time Warner to JCH, the aggregate consideration to be paid for the Savannah System is approximately $119,195,000. The Savannah System passes approximately 100,000 homes and serves approximately 63,000 subscribers.

         The closing of the transactions contemplated by the Time Warner Exchange Agreement is subject to customary closing conditions, including obtaining necessary governmental and other third party consents. The parties intend to complete the transactions during the first half of 1996, but there can be no assurance that all conditions will be satisfied or waived by that time. Either party may terminate the exchange if it is not completed on or before September 30, 1996. The Company will pay Financial Group a $1,286,000 fee upon completion of the exchange as compensation to it for acting as the Company's financial advisor.

REFINANCING OF THE COMPANY'S CREDIT FACILITY

         On October 31, 1995, the Company, through JCH, refinanced its bank borrowing on terms and conditions that included, among other things, an increase in its overall corporate (parent and subsidiary) borrowing capacity from $300 million to $500 million, a decrease in borrowing costs and an increase in financial flexibility. As required by the new credit facility, the Company restructured by transferring a majority of the Company-owned cable television systems to JCH, which is the borrower under this new credit facility. The Company anticipates that the transfers required under this new credit facility will be completed during the first quarter of 1996.

REDEMPTION BY THE COMPANY OF 7.5% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2007

         On October 12, 1995, the Company redeemed the remaining outstanding 7.5% Convertible Subordinated Debentures (the "Debentures") due 2007, at a price equal to 101.5% of the principal amount, plus accrued interest. The total principal amount of Debentures was $43,100,000, $23,732,000, of which were held by the Company and $19,368,000 of which were held by unaffiliated investors. The Debentures were repurchased with cash on hand.

EXECUTION OF LETTER OF INTENT

         On November 1, 1995, the Company entered into a letter of intent with an unaffiliated party to set forth the preliminary understanding of the parties as to their intent to enter into an asset purchase agreement whereby the Company would agree to purchase a cable television system servicing subscribers in portions of Anne Arundel County, Maryland for a purchase price of $96,500,000 subject to certain closing adjustments. Execution of a definitive asset purchase agreement and the closing of the transaction are subject to a number of conditions, including clearance by various governmental agencies.

CHANGE OF THE COMPANY'S FISCAL YEAR

         On September 12, 1995, the Company filed an application with the Internal Revenue Service to change its fiscal year end from May 31 to December 31, and the Internal Revenue Service has approved the requested change in the Company's fiscal year.

INCREASE IN THE COMPANY'S AUTHORIZED CLASS A COMMON STOCK

         On July 10, 1995, at the annual meeting of the shareholders of the Company, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Class A Common Stock from 30,000,000 shares to 60,000,000 shares.

CABLE TELEVISION FRANCHISES

         The cable television systems owned or managed by the Company are constructed and operated under fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") that are generally non-exclusive and are granted by state and/or local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

         The Company holds approximately 70 franchises. These franchises provide for the payment of fees to the issuing authorities and range from 3% to 5% of gross revenues. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The Company has never had a franchise revoked. The Company's franchises initially had terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. The Company is currently negotiating the renewal of six franchises that are either operating under extensions or will expire prior to December 31, 1996. During the next three to five years, the renewal process must commence for a significant number of the franchises for cable television systems owned or managed by the Company and its affiliates. The Company recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

COMPETITION

         Cable television systems currently experience competition from several sources.

         High-powered direct-to-home satellites have made possible the wide-scale delivery of programming by several companies to individuals throughout the United States using small roof-top or wall-mounted antennas. Companies offering direct broadcast satellite ("DBS") services use video compression technology to increase channel capacity of their systems and to provide packages of movies, network and other program services which are competitive to those of cable television systems. However, DBS cannot offer its subscribers local video services or programming. Two companies offering DBS services began operations in 1994 and together offer more than 150 channels of service using video compression technology. Two other companies offering DBS service recently began operations. In addition, a joint venture comprised of MCI Telecommunications, Inc. and the News Corporation Limited won the rights to provide a DBS service through a FCC spectrum auction. Other companies have proposed providing similar DBS program packages. A medium-powered satellite distribution also offers 100 channels of service. The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate new interactive television services. This service may also be used by the cable television industry. Although the cable television industry does not generally provide two-way interactive service from its subscribers' homes to cable television offices, such services may be provided on a wider basis in the future. Not all subscribers terminate cable television service upon acquiring a DBS system.
The Company has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services or programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the availability of equipment at reasonable prices.

         Although the Company has not yet encountered competition from a telephone company providing video services as a cable operator or video dialtone provider, it is anticipated that the Company's cable television systems will face such competition in the near future. Federal cross-ownership restrictions have historically limited entry into the cable television business by potentially strong competitors such as telephone companies. Legislation recently enacted into law will result in the elimination of such restrictions, making it possible for companies with considerable resources, and consequently a potentially greater willingness or ability to overbuild, to enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership restrictions. See Item 1, Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. The Company cannot predict at this time when and to what extent telephone companies will provide cable television services within service areas in competition with Company owned or managed cable television systems.

         The Company is aware of the following imminent competition from telephone companies: Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by one of the Company's managed partnerships. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a Company-owned cable television system. Bell Atlantic is preparing for the construction and operation of a cable telecommunications business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the Dale City System's service area. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of the Company's owned and managed systems.

         Additional competition is present from private cable television systems known as Master Antenna Television (MATV) and Satellite Master Antenna Television (SMATV) serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners, condominium associations, and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. In 1991, the FCC made available a microwave service to SMATV systems which will facilitate the ability of private cable television systems to distribute video entertainment programming among several SMATV systems within a local area. Private cable systems that do not cross public rights of way or interconnect separately owned and managed buildings are free from the federal regulatory requirements imposed on franchised cable television operators. The telecommunications bill which Congress recently passed exempts any facilities that do not use public rights of way (such as SMATVs serving multiple buildings not under common ownership) from classification as a cable system and from franchise and other requirements applicable to cable operators. A number of states have enacted laws to afford operators of franchised cable television systems access to multi-unit dwellings, although some of these statutes have been successfully challenged in the courts.

         Recently, companies that install and operate private cable television systems have been installing telephone systems as well as providing cable television services in some areas in which the Company's cable television systems provide cable television service to multi-unit dwellings and similar complexes. In some cases, the Company has been unable to provide cable television service in buildings in which these private operators have secured exclusive contracts to provide video and telephony services. The Company expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive. In November 1995, the Company launched in its Alexandria System a telephone service in selected apartments and condominium units.

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

         Cable television systems also may compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to subscribers. MMDS systems have generally focused on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via wireless cable systems will generally have the potential to compete directly with cable television systems in urban areas as well. Wireless cable systems are now in direct competition with cable television systems in several areas of the country. Telephone companies have recently invested in wireless systems located in California and Maryland as well as other states. These wireless systems could be used on an interim or permanent basis by telephone companies to provide video services within their service areas in lieu of the video dialtone or other wired delivery systems which have been proposed. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration, but the previous unavailability of frequency spectrum, programming services and the regulatory delays encountered by MMDS systems in obtaining licenses have delayed the growth of the MMDS industry. To date, the Company has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Company's cable television systems.

         A series of actions taken by the FCC, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances.

         An emerging technology, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, and this capacity could be increased by using video compression technology. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS is delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology, and the FCC has allocated spectrum to PCS licensees which is being awarded through an auction process.

         In addition to competing with one another, cable television systems compete with broadcast television, which consists of television signals that the viewer is able to receive directly on his television using his antenna ("off- air"). The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the available cable systems. Accordingly, it has generally been less difficult to obtain higher penetration rates in areas where there is signal interference from surrounding mountains or where signals available off-air are limited, than in metropolitan areas where higher quality off-air signals are often available without the aid of cable television systems.

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

REGULATION AND LEGISLATION

         The cable industry is regulated under the Telecommunications
Act of 1996 (the "1996 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission
(the "FCC") has promulgated regulations covering such areas as the registration of cable television systems, cross-ownership between cable television and other communications businesses, carriage of television broadcast programming, consumer protection and customer service standards and lockbox enforcement, origination cablecasting and sponsorship identification, limitations on commercial advertising in children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state and federal regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         TELECOMMUNICATIONS ACT OF 1996. The 1996 Cable Act, which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Cable Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Cable Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Cable Act.

         Among other provisions, the 1996 Cable Act modifies various rate regulation provisions of the 1992 Cable Act. Generally, under the 1996 Cable Act, cable programming service tier rates are deregulated on March 31, 1999. Upon enactment, the cable programming service rates charged by "small" cable operators are deregulated in systems serving 50,000 or fewer subscribers. Subscribers are no longer permitted to file programming service complaints with the FCC, and complaints may only be brought by a franchising authority if, within 90 days after a rate increase becomes effective, it receives subscriber complaints. The FCC is required to act on such complaints within 90 days. In addition to the existing definition of "effective competition," a new effective competition test permits deregulation of both the basic and programming service tier rates where a telephone company offers cable service by any means other than direct-to-home satellite services, provided that such service is comparable to the services provided by the unaffiliated cable operator. The uniform rate provision of the 1992 Cable Act was amended to exempt bulk discounts to multiple dwelling units so long as a cable operator that is not subject to effective competition does not charge predatory prices to a multiple dwelling unit.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Cable Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Cable Act completed the task. The 1996 Cable Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Cable Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services. Depending on the degree and form of regulatory flexibility afforded the LECs, the Company's ability to competitively offer telephone services may be adversely affected. In addition, the Company's ability to effectively compete and provide telephone services will depend upon the outcome of various FCC rulemakings, including the proceeding dealing with interconnection obligations of telecommunications carriers.

         The 1996 Cable Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Cable Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Cable Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Cable Act eliminated the requirement that telephone companies file Section 214 applications with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Cable Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Cable Act also will affect cable operators. Under the 1996 Cable Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services are unaffected.) Under the V-chip provisions of the 1996 Cable Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. These provisions already have been challenged, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Cable Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Cable Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Cable Act on the cable industry in general or the Company in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Cable Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Company.

         CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992. The 1992 Cable Act effected significant changes to the legislative and regulatory environment in which the cable television industry operated. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Pursuant to the FCC's definition of "effective competition" adopted following enactment of the 1984 Cable Act, and under the FCC's rules and regulations, substantially all of the Company's systems were rate deregulated in the mid-1980s. Under the 1992 Cable Act's definition of "effective competition," nearly all cable systems in the United States, including those owned and managed by the Company, were again subjected to rate regulation of basic cable services.

The 1992 Cable Act also allowed the FCC to regulate rates for non-basic service tiers (other than premium services) in response to complaints filed by franchising authorities and/or cable subscribers. As discussed above, the 1996 Cable Act will over time again allow for rate deregulation of cable service programming.

         In 1993, the FCC adopted a benchmark regulatory scheme for the regulation of basic and cable programming service rates. Rather than relying on the benchmark scheme, however, operators may submit cost-of-service showings to justify rates above the applicable benchmarks. A cable operator that can demonstrate through a cost-of-service showing that rates for basic and non-basic services are justified will not be required to reduce rates or be regulated under the benchmark and price cap system. Franchising authorities may not elect cost-of-service as their primary form of rate regulation but must apply the FCC benchmark system. Except for those operators that filed cost-of-service showings, cable operators whose rates are subject to regulation and that were above the benchmark levels generally reduced those rates to the benchmark level, or by 10%, whichever was less, adjusted forward for inflation. Operators who did not adjust rates pursuant to the FCC's regulations, or whose cost-of-service showings fail to justify current rates, could be subject to refund liability and interest.

         In 1994, the FCC revised its benchmark regulations. Effective May 1994, cable television systems not seeking to justify rates with a cost-of-service showing were required to reduce rates up to 17% of the rates in effect on September 30, 1992, adjusted for inflation, channel modifications, equipment costs and certain increases in programming costs. Under certain conditions, systems were permitted to defer these rate adjustments until July 1994. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17% rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7% rate roll back for some or all of these systems. The FCC has instituted a streamlined upgrade methodology by which operators may recover the costs of upgrading their plant.

         The FCC also regulates the manner in which cable operators may charge subscribers for new channels added to cable programming services tiers. The FCC instituted a three-year flat fee mark-up plan. Commencing on January 1, 1995, operators may charge subscribers up to $.20 per channel for any channels added after May 14, 1994, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional $.30 to cover programming license fees for those channels over the first two years of the three-year period. In year three, an additional channel may be added with another $.20 increase in rates. Rates may also increase in the third year to cover any additional costs for the programming for any of the channels added during the entire three-year period. Cable operators electing to use the $.20 per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is otherwise permitted under the FCC's regulations. The FCC has requested further comment on whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         The FCC will permit cable operators to exercise their discretion in setting rates for new product tiers so long as, among other conditions, the channels that are subject to rate regulation are priced in conformity with applicable regulations and cable operators do not remove programming services from existing rate-regulated service tiers and offer them on the new product tiers.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in a preceding quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34% of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide 11.25% after-tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt, cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         New a la carte services that are offered by cable operators in a package will be subject to rate regulation by the FCC, although only if the FCC deems it necessary to do so. The FCC has indicated that it could not envision circumstances in which any price for a collective offering of premium channels that had traditionally been offered on a per-channel basis would be found to be unreasonable.

         The United States Court of Appeals for the District of Columbia recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the 1992 Cable Act's passage and the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         The 1992 Cable Act encouraged competition by allowing municipalities, which are otherwise legally qualified, to own and operate their own cable systems without having to obtain a franchise by preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area. The 1992 Cable Act also made several procedural changes to the process under which a cable operator may seek to enforce renewal rights, which could make it easier in some cases for a franchising authority to deny renewal. The 1992 Cable Act also precluded video programmers affiliated with cable companies from favoring cable operators over competitors and required such programmers to sell their programs to other multichannel video distributors. This provision may limit the ability of cable program suppliers to offer exclusive programming arrangements with cable companies and could affect the volume discounts that program suppliers currently offer to the Company as a multiple system operator. The 1992 Cable Act prohibits the common ownership of cable systems and co-located MMDS or SMATV systems; however, the 1996 Cable Act repealed the ban on cable MMDS cross-ownership where a cable system is subject to effective competition.

         The 1992 Cable Act contained new signal carriage requirements. The FCC adopted rules implementing the must-carry provisions for non-commercial and commercial stations and retransmission consent for commercial stations in March 1993. These rules allow commercial television broadcast stations that are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence ("ADI"), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether to require the cable system to negotiate for "retransmission consent" to carry the station. The first such election was made in June 1993 and thus the Company will go through the process again in 1996. Cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WTBS). All commercial stations entitled to carriage were to have been carried by June 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50-mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, non-commercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. The must-carry provisions for non-commercial stations became effective in December 1992.

         In 1993, a federal district court upheld the constitutional validity of the must-carry signal carriage requirements. This decision was vacated by the United States Supreme Court in 1994 and remanded for further development of a factual record. The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In 1995, the federal district court again upheld the must-carry rules' validity. The United States Supreme Court is currently reviewing this decision.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         The 1992 Cable Act required the FCC to establish national customer service standards and the FCC adopted regulations governing office hours, telephone availability, installations, outages, service calls, and billing and refund policies. State or municipal authorities may enact laws or regulations which impose stricter or different customer service standards than those set by the FCC.

         CABLE COMMUNICATIONS POLICY ACT OF 1984. The 1984 Cable Act was the first federal legislation to impose comprehensive and uniform national regulations on cable television systems and franchising authorities. Among other things, the legislation regulated the provision of cable television service pursuant to a franchise, specified those circumstances under which a cable television operator may obtain modification of its franchise, established criteria under which a franchise shall be renewed and established maximum fees payable by cable television operators to franchising authorities. The law prescribes a standard of privacy protection for cable subscribers, and imposes equal employment opportunity requirements on the cable television industry. It restricts the amount of fees paid by a cable television operator to a franchising authority to a maximum of 5% of gross revenues during the term of the franchise. Franchising authorities are granted authority to establish requirements in new franchises and renewal of existing franchises for the designation and use of public educational and governmental access channels. Franchising authorities are empowered to establish requirements for cable-related facilities and equipment, which may include requirements that relate to channel capacity, system configuration and other facility or equipment requirements related to the establishment and operation of a cable television system. Many of the other provisions of the 1984 Cable Act have been superseded by the 1992 Cable Act and the 1996 Cable Act.

         FRANCHISING. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise. The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         The 1996 Cable Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         OWNERSHIP AND MARKET STRUCTURE. FCC rules generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal (predicted grade B contour as defined under FCC regulations) reaches any portion of the community served by the cable television system, on the other hand. For purposes of the cross-ownership rules, "control" of licensee companies is attributed to all 5% or greater stockholders, except for mutual funds, banks and insurance companies which may own less than 10% without attribution of control. The FCC has requested comment as to whether to raise the attribution criteria from 5% to 10% and for passive investors from 10% to 20%, and whether it should exempt from attribution certain widely held limited partnership interests where each individual interest represents an insignificant percentage of total partnership equity. The 1996 Cable Act eliminated the statutory ban on the cross-ownership of a cable system and a television station, and permits the FCC to amend or revise its own regulations regarding the cross-ownership ban. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks and revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. The local limit would not apply in cases where the network-owned cable system competes with another cable operator.

         The 1996 Cable Act generally restricts common carriers from holding greater than a 10% financial interest or any management interest in cable operators that provide cable service within the carrier's telephone exchange service area or from entering joint ventures or partnerships with cable operators in the same market subject to four general exceptions, which include population density and competitive market tests. The FCC may waive the buyout restrictions if it determines that, because of the nature of the market served by the cable system or the telephone exchange facilities, the cable operator or LEC would be subject to undue economic distress by enforcement of the restrictions; the system or LEC facilities would not be economically viable if the provisions were enforced; the anticompetitive effects of the proposed transaction clearly would be outweighed by the public interest in serving the community; and the local franchising authority approves the waiver.

         The FCC has imposed limits on the number of cable systems that a single cable operator may own. In general, no cable operator may hold an attributable interest in cable systems that pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal of the United States District Court decision holding the multiple ownership limit restrictions of the 1992 Cable Act unconstitutional.

         FOREIGN OWNERSHIP RESTRICTION. The Communications Act restricts the extent to which non-U.S. citizens may have ownership or control rights in certain categories of licenses issued by the FCC. Licenses subject to these restrictions (the "Restricted Licenses") include broadcast licenses, common carrier radio licenses (such as common carrier point-to-point microwave licenses), and commercial mobile radio service ("CMRS") licenses (such as cellular telephone, paging and personal communications service ("PCS") licenses). Section 310(b)(4) of the Communications Act provides that, absent a specific public interest determination by the FCC, a corporation may not control the licensee of any of these restricted licenses if non-U.S. citizens hold more than 25% of the ownership or voting rights of the corporation. (Different and more restrictive standards apply if non-U.S. entities hold interests directly in the licensee of a Restrictive License.)

         Section 310(b)(4) precludes the Company from controlling any Restricted Licenses unless the Company obtains a public interest determination by the FCC that it may hold restricted licenses even though non-U.S. participation in the Company, including levels of non-U.S. ownership and voting rights, exceed the benchmarks under Section 310(b)(4). The FCC licenses commonly employed in cable television operations do not fall within the category of Restricted Licenses subject to the foreign ownership restrictions in Section 310(b) of the Communications Act. The category of Restricted Licenses, however, includes licenses commonly used in the provision of conventional and mobile telephone service, such as common carrier point-to-point microwave licenses, common carrier transmit satellite earth station licenses, cellular telephone licenses and PCS licenses. Although
Section 310(b) restricts the control of Restricted Licenses by the Company due to BCI's investment in the Company, the Company may acquire carriage services from existing U.S. carriers holding these licenses to the extent that it finds a need for these communications links in the conduct of its business.

         In November 1995, the FCC issued its Report and Order in IB Docket No. 95-22, in which, among other things, the FCC adopted a new policy of considering the competitive opportunities provided to U.S. carriers in foreign markets as a basis for permitting corporations with foreign participation above the benchmarks of Section 310(b)(4) to control Restricted Licenses other than broadcast licenses. This policy may expand the opportunities for corporations with foreign participation above the Section 310(b)(4) benchmarks to obtain FCC approval allowing them to hold non-broadcast Restricted Licenses, provided that the home country of the non-U.S. participants provides effective competitive opportunities for U.S. carriers.

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

         COPYRIGHT MATTERS. The Copyright Act of 1976 grants cable television systems a "compulsory license" to carry distant television signals authorized by the FCC. In consideration for the compulsory license, cable television systems are required to pay royalties to the owners of the copyrighted material which is carried. These copyright royalty payments are based upon a percentage of a cable television system's gross revenues from basic subscriber service. Every cable television system must submit statements of account and royalty payments to the Copyright Office. The Copyright Act contains specific formulas for calculating the amount of the royalty fee. In general, under these formulas, the larger the system and the greater the number of distant signals carried, the greater will be the royalty fees. Failure to comply constitutes copyright infringement and may result in the imposition of fines and other penalties. The distribution of royalties is administered by the Library or Congress which will use arbitration panels to resolve royalty distribution disputes.

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

         Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and cable programming networks (such as USA Network) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. ASCAP and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers. The cable industry has just concluded negotiations on licensing fees with BMI for the use of music performed in programs locally originated by cable television systems, although no actual agreements are in place; negotiations with ASCAP are ongoing. ASCAP has filed an infringement suit against several cable operators as representatives of cable systems using its music in the pay programming and cable programming networks provided to subscribers.

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

         REGULATORY FEES AND OTHER MATTERS. Pursuant to the dictates of the Communications Act, the FCC has adopted requirements for payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. Currently, cable television systems are required to pay regulatory fees which may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Effective September 18, 1995, the per subscriber fee increased from $0.37 per subscriber per year to $0.49. Fees for other FCC licenses increased as well, including licenses for business radio, cable television relay systems (CARS) and earth stations. Those fees however, may not be collected directly from subscribers.

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

         MISCELLANEOUS PROVISIONS. The Communications Act specifically empowers the FCC to impose fines upon cable television system operators for willful or repeated violation of the FCC's rules and regulations. The FCC has adjudicatory authority over pole attachment disputes where a state has not asserted jurisdiction. The 1996 Cable Act extends the regulation of rates, terms and conditions of pole attachments to telecommunications service providers and requires the FCC to prescribe regulations to govern the charges for pole attachments used by telecommunications carriers to provide telecommunications services when the parties fail to resolve the dispute over such charges. The 1996 Cable Act, among other provisions, increases significantly future pole attachment rates for cable systems which used pole attachments in connection with the provision of telecommunications services as a result of a new rate formula charged to telecommunication carriers for the non-usable space of each pole. These rates are to be phased in after a five-year period.

         The 1996 Cable Act requires the FCC, in consultation with industry standard-setting organizations, to adopt regulations which would encourage commercial availability to consumers of all services offered by multichannel video programming distributors. The regulations adopted may not prohibit programming distributors from offering consumer equipment, so long as the cable operator's rates for such equipment are not subsidized by charges for the services offered. The rules also may not compromise the security of the services offered, or the efforts of service providers from preventing theft of service. The FCC may waive these rules so as not to hinder the development of advanced services and equipment. The 1996 Cable Act requires the FCC to examine the market for closed captioned programming and prescribe regulations which ensure that video programming, with certain exceptions, is fully accessible through closed captioning.

         In December 1994, the FCC announced that its long-standing Emergency Broadcast System rules were to be replaced. The new rules establish cable television and technical standards to support a new Emergency Alert System. Cable operators must install and activate equipment necessary for the new system by July 1, 1997.

         The FCC has initiated a rulemaking to consider, among other issues, whether to adopt uniform regulations governing telephone and cable inside wiring. The regulations ultimately adopted by the FCC could affect the Company's ownership interests and access to inside wiring used to provide telephony and video programming services. In a related rulemaking proceeding, the FCC will consider the appropriate treatment of cable inside wiring in multiple dwelling unit buildings. The outcome of that rulemaking could affect cable operators' access to inside wiring in MDUs.


                              ITEM 2.  PROPERTIES

         The Company leases a portion of its executive offices from Jones Properties, Inc., a subsidiary of International. The offices consist of a 101,500 square foot office building located at 9697 East Mineral Avenue, Englewood, Colorado. This building was completed in July 1985. The lease has a 15-year term expiring in July 2000 with three 5-year renewal options at market rates existing at the beginning of the option period. The annual rent is currently $24.00 per square foot, plus operating expenses and will not, by the terms of the lease, exceed such amount during the remainder of the term. The Company subleases approximately 49% of the building to International and certain other affiliates on the same terms and conditions as the primary lease.

         The Company leases from Jones Panorama Properties, Inc., a wholly-owned subsidiary of the Company, an approximate 60,000 square foot office building (the "Panorama Falls Building") located at 9085 E. Mineral Avenue, Englewood, Colorado for a lease price of $12.00 per square foot. The Panorama Falls Building contains additional executive offices of the Company. The Company has subleased approximately 35% of the Panorama Falls Building to International and others on the same terms and conditions as the primary lease.

CABLE TELEVISION SYSTEMS OWNED BY THE COMPANY

         The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the cable television systems owned by the Company. The monthly basic plus service rates set forth herein represent, with respect to systems with multiple headends, the basic plus service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Company-owned cable television systems passed approximately 650,800 homes, representing an approximate 67% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the Company's records and may be subject to adjustments.

ALEXANDRIA, VIRGINIA                              At 12/31/                         At 5/31/
--------------------                              ---------          --------------------------------------
                                                     1995            1995             1994             1993
                                                     ----            ----             ----             ----
Monthly basic plus service rate                    $23.33           $21.53           $21.53           $24.65
Basic subscribers                                  38,916           38,497           38,863           35,366
Pay units                                          32,510           32,590           32,524           29,797

ANNE ARUNDEL COUNTY, MARYLAND                     At 12/31/                         At 5/31/
-----------------------------                     ---------          --------------------------------------
                                                     1995            1995             1994             1993
                                                     ----            ----             ----             ----
Monthly basic plus service rate                    $22.85           $22.85           $21.95           $21.20
Basic subscribers                                  48,712           47,786           46,285           43,555
Pay units                                          43,895           42,590           41,682           38,004

                                                At 12/31/1995
                                                -------------
AUGUSTA, GEORGIA *
----------------
Monthly basic plus service rate                     $23.98
Basic subscribers                                   84,146
Pay units                                           67,428

* In December 1995, the Augusta System (acquired by the Company in October 1995 from one of its managed limited partnerships) and the North Augusta System were combined.


AUGUSTA, GEORGIA                                                    At 5/31/
----------------                                     --------------------------------------
                                                     1995             1994             1993
                                                     ----             ----             ----
Monthly basic plus service rate                     $23.20           $23.20           $23.20
Basic subscribers                                   66,950           65,339           63,758
Pay units                                           55,320           52,776           52,226



                                                                                  At Acquisition
                                                                                  --------------
NORTH AUGUSTA, SOUTH CAROLINA                               At 5/31/                  (12/15
-----------------------------                        ---------------------            ------
                                                     1995             1994             1993
                                                     ----             ----             ----
Monthly basic plus service rate                     $21.45           $21.45           $21.45
Basic subscribers                                   15,477           15,065           15,080
Pay units                                           10,157            9,680            7,221

CHARLES COUNTY, MARYLAND                        At 12/31/                         At 5/31/
------------------------                        ---------          --------------------------------------
                                                   1995            1995             1994             1993
                                                   ----            ----             ----             ----
Monthly basic plus service rate                   $26.33           $24.80           $24.80           $23.59
Basic subscribers                                 23,285           22,702           21,690           20,784
Pay units                                         35,589           34,186           32,578           31,460

DALE CITY, VIRGINIA                                     At Acquisition
-------------------                                     --------------
                                                           11/29/95
                                                           --------
Monthly basic plus service rate                              $24.07
Basic subscribers                                            49,297
Pay units                                                    44,935

HILO, HAWAII                                      At 12/31/                         At 5/31/
------------                                      ---------          --------------------------------------
                                                     1995            1995             1994             1993
                                                     ----            ----             ----             ----
Monthly basic plus service rate                     $21.57           $21.57           $21.68           $21.45
Basic subscribers                                   17,289           17,140           16,696           15,924
Pay units                                           13,820           13,516           12,810           11,468

                                                   At 12/31/1995
                                                   -------------
JEFFERSON COUNTY, COLORADO  *
--------------------------
Monthly basic plus service rate                        $23.06
Basic subscribers                                      26,954
Pay units                                              26,666

* The Clear Creek County and Jefferson County Systems have been combined.

CLEAR CREEK, COLORADO                                               At 5/31/
---------------------                                --------------------------------------
                                                     1995             1994             1993
                                                     ----             ----             ----
Monthly basic plus service rate                     $21.97           $21.97           $22.60
Basic subscribers                                    1,587            1,585            1,537
Pay units                                              933              948              981

JEFFERSON COUNTY/
EVERGREEN, COLORADO                                                 At 5/31/
-------------------                                  --------------------------------------
                                                     1995             1994             1993
                                                     ----             ----             ----
Monthly basic plus service rate                     $23.06           $22.06           $21.25
Basic subscribers                                   24,538           23,027           21,613
Pay units                                           25,069           24,880           22,687

KENOSHA, WISCONSIN                              At 12/31/                         At 5/31/
------------------                              ---------          --------------------------------------
                                                   1995            1995             1994             1993
                                                   ----            ----             ----             ----
Monthly basic plus service rate                    $19.94           $19.94           $21.18           $22.95
Basic subscribers                                  28,131           27,056           25,047           23,188
Pay units                                          20,554           18,937           18,175           17,934

OXNARD, CALIFORNIA                              At 12/31/                           At 5/31/
------------------                              ---------            --------------------------------------
                                                   1995              1995             1994             1993
                                                   ----              ----             ----             ----
Monthly basic plus service rate                    $19.15           $19.15           $20.00           $23.95
Basic subscribers                                  39,101           39,032           37,338           35,953
Pay units                                          26,751           25,952           23,851           22,237


PANAMA CITY BEACH, FLORIDA                        At 12/31/                         At 5/31/
--------------------------                        ---------          --------------------------------------
                                                     1995            1995             1994             1993
                                                     ----            ----             ----             ----
Monthly basic plus service rate                    $21.10           $21.10           $21.20           $21.20
Basic subscribers*                                  7,380            7,893            8,406            7,984
Pay units**                                         6,285            5,966            9,399            5,522

* During 1995, the Panama City Beach System has lost subscribers to an overbuilder. (See Item 1, Competition.)

** The number of pay units in the Panama City Beach System has fluctuated during fiscal years 1994 and 1995 due to pay unit marketing promotions. These marketing promotions resulted in periodic increases in pay units, followed by decreases in pay units upon the expiration of the promotional period.

PIMA COUNTY, ARIZONA                                At 12/31/                           At 5/31/
--------------------                                ---------            --------------------------------------
                                                       1995              1995             1994             1993
                                                       ----              ----             ----             ----
Monthly basic plus service rate                        $24.00           $24.00           $22.50           $23.20
Basic subscribers                                      56,512           53,279           49,311           46,739
Pay units                                              35,532           35,084           32,442           30,529

WALNUT VALLEY, CALIFORNIA                           At 12/31/                           At 5/31/
-------------------------                           ---------            --------------------------------------
                                                       1995              1995             1994             1993
                                                       ----              ----             ----             ----
Monthly basic plus service rate                        $23.75           $22.06           $22.74           $23.75
Basic subscribers                                      18,944           18,669           17,790           17,193
Pay units                                              13,321           13,290           13,097           13,375

                           ITEM 3.  LEGAL PROCEEDINGS

Alexandria Litigation

         On February 22, 1994, the Company and The Jones Group, Ltd. (the "Jones Group"), a subsidiary of the Company engaged in the cable television system brokerage business, were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in Jones Intercable Investors, L.P. (the "Partnership"), a master limited partnership in which the Company is general partner. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc. et al, Case No. CV 94-3652, was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. As originally filed, the suit sought rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the Company, which sale was completed on November 2, 1992. It also sought a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale and an accounting and other equitable relief. The plaintiffs also alleged that the $1,800,000 commission paid to Jones Group by the Partnership in connection with such sale was improper, and asked the Court to order that such commission be repaid to the Partnership.

         Under the terms of the partnership agreement of the Partnership, the Company has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by the Company upon such sale was approximately $73,200,000. The amount of damages being sought by the plaintiffs has not been specified.

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

         Subsequently, the plaintiffs have filed an amended complaint in the Missouri case, recasting their allegations in terms of breach of contract, common law fraud, conversion and breach of fiduciary duty. The plaintiffs have reasserted their right to a jury trial. On October 4, 1995, the Court granted the Company's motion for summary judgment on the common law fraud, conversion and breach of fiduciary duty claims and also struck plaintiffs' demand for a jury trial. As a result, there is only one remaining substantive claim (breach of contract); no claim for punitive damages; and the trial will be to the Court commencing on April 29, 1996.

         On October 25, 1995, plaintiffs and Jones Group filed, in the Colorado action, a joint motion to stay the Colorado action until the resolution of the Missouri action. The motion to stay is pending before the Colorado court.

         The Company has conducted written discovery in the form of interrogatories and requests for production of documents; has noticed the depositions of plaintiffs and plaintiffs' expert and has retained an expert to testify that the three appraisals were performed in accordance with standard appraisal methodologies. Although plaintiffs have retained an "expert" appraiser to testify that the value of the Alexandria System in November 1992 was $85 million, approximately $12 million more than the purchase price, the Company believes both that the purchase price was fair and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. Consequently, the Company intends to defend the litigation at trial in April 1996.

Tampa Litigation

         In August 1995, Cable TV Fund 12-BCD Venture (the "Venture"), a Colorado joint venture in which Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Colorado limited partnerships, are general partners, entered into a purchase and sale agreement pursuant to which the Venture agreed to sell its Tampa, Florida cable television system (the "Tampa System") to the Company. The Company is the general partner of each of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. The Company subsequently assigned its rights and obligations under the purchase and sale agreement to JCH. JCH acquired the Tampa System on February 28, 1996, and the Tampa System, together with other systems owned by JCH, was exchanged for systems owned by an unaffiliated cable television operator on February 29, 1996. See Item 1, Recent Acquisitions of Cable Television Systems and Recent Exchange of Cable Television Systems.

         On September 20, 1995, a civil action entitled David Hirsch, on behalf of himself and all others similarly situated, Plaintiff vs. Jones Intercable, Inc., Defendant, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-1800). The plaintiff has brought the action as a class action on behalf of himself and all other limited partners of Cable TV Fund 12-D, Ltd. ("Fund 12-D") against the Company seeking to recover damages caused by the Company's alleged breaches of its fiduciary duties to the limited partners of Fund 12-D in connection with the sale of the Tampa System. On January 25, 1996, the plaintiff filed an amended complaint and request for a jury trial. On February 20, 1996, the Company filed a Motion to Dismiss the Complaint on the ground that it fails to state a claim upon which relief can be
granted as a matter of law.   The Company believes that it has meritorious
defenses, and the Company intends to defend this lawsuit vigorously.

         On November 17, 1995, a civil action entitled Martin Ury, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Plaintiff vs. Jones Intercable, Inc., Defendant and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Nominal Defendants, was filed in the District Court,

County of Arapahoe, State of Colorado (Case No. 95-CV-2212). The plaintiff, a limited partner of Fund 12-D, has brought the action as a derivative action on behalf of the three partnerships that comprise the Venture against the Company seeking to recover damages caused by the Company's alleged breaches of its fiduciary duties to the Venture and to the limited partners of the three partnerships that comprise the Venture in connection with the sale of the Tampa System and the subsequent exchange of the Tampa System with an unaffiliated cable television operator in return for systems owned by that operator. On February 1, 1996, the Company filed a Motion to Dismiss the Complaint on the ground that it fails to state a claim upon which relief can be granted as a matter of law. The Company believes that it has meritorious defenses, and the Company intends to defend this lawsuit vigorously.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                       EXECUTIVE OFFICERS OF THE COMPANY

Glenn R. Jones                             66   Chairman of the Board and
                                                Chief Executive Officer
James B. O'Brien                           46   President
Ruth E. Warren                             46   Group Vice President/Operations
Kevin P. Coyle                             44   Group Vice President/Finance
Christopher J. Bowick                      40   Group Vice President/Technology
George H. Newton                           61   Group Vice President/Telecommunications
Timothy J. Burke                           45   Group Vice President/Taxation/Administration
Raymond L. Vigil                           49   Group Vice President/Human Resources
Cynthia A. Winning                         44   Group Vice President/Marketing
Elizabeth M. Steele                        44   Vice President/General Counsel/Secretary
Larry W. Kaschinske                        36   Controller

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the Company and of certain other affiliates of the Company.
Mr. Jones was appointed Vice Chairman of the Board of Directors of Bell Canada International Inc. in February 1995. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the

Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C- Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

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

         Mr. George H. Newton joined the Company in January 1996 as Group Vice President/Telecommunications. Prior to joining the Company, Mr. Newton was President of his own consulting business, Clear Solutions, and since 1994 Mr. Newton has served as a Senior Advisor to Bell Canada International. From 1990 to 1993, Mr. Newton served as the founding Chief Executive Officer and Managing Director of Clear Communications, New Zealand, where he established an alternative telephone company in New Zealand. From 1964 to 1990, Mr. Newton held a wide variety of operational and business assignments with Bell Canada International.

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

         Mr. Larry Kaschinske joined the Company in 1984 as a staff accountant in the Company's former Wisconsin Division, was promoted to Assistant Controller in 1990 and named Controller in August 1994.


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

                              Common Stock - JOIN
                          Class A Common Stock - JOINA

         The following table shows the high and low prices as quoted on the NASDAQ/National Market System for each quarterly period of calendar years ended December 31, 1995 and 1994 for each class of the Company's stock:


                                                       Common Stock                  Class A Common Stock
                                                       ------------                  --------------------
Calendar Year Ended 12/31/95                      High              Low             High              Low
                                                  ----              ---             ----              ---
         First Quarter                            17 1/2           11 7/8           17 1/2           12
         Second Quarter                           16 1/4           13 1/2           16 1/2           12 7/8
         Third Quarter                            16 1/4           14 5/8           15 1/2           13 3/8
         Fourth Quarter                           14 1/2           13 3/4           14               13 1/4

                                                       Common Stock                  Class A Common Stock
                                                       ------------                  --------------------
Calendar Year Ended 12/31/94                      High              Low             High              Low
                                                  ----              ---             ----              ---
         First Quarter                            17 1/2           13 3/8           18               13 1/2
         Second Quarter                           14 3/4           10 3/4           14 3/4           11
         Third Quarter                            15 7/8           11 7/8           15 3/8           12
         Fourth Quarter                           15 1/2           11 3/8           15 1/8           11 3/8


         At December 31, 1995, the Common Stock and Class A Common Stock of the Company were held of record by 793 and 1,524 shareholders, respectively.

         The Company has never paid a cash dividend with respect to its shares of Common Stock or Class A Common Stock, and it has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions. If cash dividends are paid in the future, the holders of the Class A Common Stock will be paid $.005 per share per quarter in addition to the amount payable per share of Common Stock. Such additional dividends on the Class A Common Stock are not cumulative but would be adjusted appropriately if cash dividends are declared with respect to a period other than a quarterly period. Certain of the Company's credit arrangements restrict the right of the Company to declare and pay cash dividends without the consent of the holders of the debt.

Item 6.  Selected Financial Data

    The Company changed its fiscal year end from May 31 to December 31, effective December 31, 1995. The following table sets forth selected financial data regarding the Company's financial position and operating results restated to reflect the change in fiscal year end. This data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7.

                                          1995              1994               1993              1992               1991
                                        ---------         ---------          --------          --------           -------
                                                                   (in thousands except per share data)
REVENUES:
  Cable Television Revenue
    Subscriber service fees           $   135,350       $   103,335       $    99,438       $    82,033         $  78,243
    Management fees                        21,462            17,952            17,255            16,820            15,709
    Distributions from managed
      partnerships                            -                 -                 -                 -              26,790
  Non-cable Revenue                        32,026            10,602             7,624             6,943             4,774
                                        ---------         ---------          --------          --------           -------

TOTAL REVENUES                            188,838           131,889           124,317           105,796           125,516
                                        ---------         ---------          --------          --------           -------

COSTS AND EXPENSES:
  Cable Television Expenses
    Operating expenses                     77,638            55,196            54,307            38,579            41,388
    General and administrative              8,284             8,120            10,034             9,304             4,985
  Non-cable operating, general and
    administrative                         32,382            11,810             7,989             6,793             5,747
  Depreciation and amortization            55,805            45,585            43,328            39,597            40,541
                                        ---------         ---------          --------          --------           -------

OPERATING INCOME                      $    14,729       $    11,178       $     8,659       $    11,523         $  32,855
                                        =========         =========          ========          ========           =======

INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEMS       $   (21,024)      $    (8,691)      $   (36,066)      $   (26,308)        $   6,371
INCOME TAX BENEFIT
  (PROVISION)                                 -                 -                 -                 -                 -
                                        ---------         ---------          --------          --------           -------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                     (21,024)           (8,691)          (36,066)          (26,308)            6,371

Extraordinary items-
  Gain (loss) on early
  extinguishment of debt                     (692)              -             (12,781)          (11,409)            6,036
Cumulative effect of change
  in accounting method-
    Change in method of
    accounting for income taxes               -                 -                 -               3,862               -
                                        ---------         ---------          --------          --------           -------

NET INCOME (LOSS)                     $   (21,716)      $    (8,691)      $   (48,847)      $   (33,855)        $  12,407
                                        =========         =========          ========          ========           =======

PRIMARY EARNINGS (LOSS)
  PER SHARE:
    Income (loss) before
      extraordinary items             $      (.67)      $      (.45)      $     (2.16)      $     (2.05)        $     .53
    Extraordinary items                      (.02)              -                (.76)             (.88)              .50
    Accounting change                         -                 -               -                   .30               -
                                        ---------         ---------          --------          --------           -------
                                      $      (.69)      $      (.45)      $     (2.92)      $     (2.63)        $    1.03
                                        =========         =========          ========          ========           =======

WEIGHTED AVERAGE
  SHARES OUTSTANDING:
    Primary                                31,270            19,517            16,728            12,849            12,010
                                        =========         =========          ========          ========           =======

TOTAL ASSETS                          $   860,499       $   608,289       $   434,298       $   434,670         $ 364,342
                                        =========         =========          ========          ========           =======

TOTAL DEBT                            $   492,714       $   281,578       $   372,908       $   382,245         $ 311,855
                                        =========         =========          ========          ========           =======

SHAREHOLDERS'
  INVESTMENT                          $   292,795       $   271,284       $    17,503       $    13,996         $  29,696
                                        =========         =========          ========          ========           =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         RESULTS OF OPERATIONS

         Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Revenues

         The Company derives its revenues from four primary sources: subscriber fees from Company-owned cable television systems, management fees from revenues earned by managed limited partnerships, fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships and revenues from non-cable television subsidiaries. Total revenues for the year ended December 31, 1995 totaled $188,838,000, an increase of $56,949,000, or 43%, over the total of $131,889,000 for the year ended December 31, 1994. This increase reflects the Company's acquisition of the assets of Jones Spacelink, Ltd. ("Spacelink") on December 20, 1994, the purchase of the cable television system serving areas in and around Augusta, Georgia (the "Augusta System") on October 20, 1995, the purchase of the cable television system serving areas in and around Dale City, Virginia (the "Dale City System") on November 29, 1995 and were offset, in part, by the sale of the Company's Gaston County, North Carolina cable television system (the "Gaston System") on July 22, 1994 (the "Purchase and Sale Transactions"). Disregarding the effect of the Purchase and Sale Transactions, total revenues would have increased $10,898,000, or 9%.

         The Company's subscriber service fees increased $32,015,000, or 31%, to $135,350,000 in 1995 from $103,335,000 in 1994. The effect of the Purchase and Sale Transactions accounted for $22,865,000, or 71%, of this increase. Disregarding the effect of the Purchase and Sale Transactions, subscriber service fees would have increased $8,068,000, or 8%. This increase was due primarily to an increase in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company.

         The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $21,462,000 for 1995, an increase of $3,510,000, or 20%, over the total of $17,952,000 reported in 1994. The growth of management fee revenue is the result of the acquisition of Spacelink's assets, which included general partner interests in a number of limited partnerships, as well as increases in operating revenues of the Company's managed partnerships. Partnership revenues increased as a result of increases in basic subscribers, increases in advertising sales revenue and basic service rate adjustments. Disregarding the effect of the Spacelink transaction, management fees increased approximately 10%.

         In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of distributions upon the sale of cable television properties owned by such partnerships. No such revenues were recognized during the years ended December 31, 1995, 1994 or 1993. The general partner distribution received by the Company as a result of the sale of the Augusta System by Fund 12-B in October 1995 was recorded as a reduction in the basis of the assets of the Augusta System due to the Company's continuing interest in the Augusta System.

         The Company also operates certain non-cable subsidiaries. Such subsidiaries include Jones Satellite Programming, Inc. ("JSP"), a distributor of satellite programming to satellite dish owners; Jones Futurex, Inc. ("Futurex"), a manufacturer of various electronic components; and Jones Satellite Networks, Inc. ("JSN"), a distributor of radio programming to radio stations. Futurex and JSN were acquired as part of the acquisition of Spacelink's assets. Non-cable revenue totaled $32,026,000 in 1995, an increase of $21,424,000, or 202%, over the $10,602,000 recorded in 1994. The acquisition of Futurex and JSN accounted for 79% of this increase. The remainder of this increase was due to an increase in the revenue of JSP.

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

         Cable operating expenses increased $22,442,000, or 41%, to $77,638,000 in 1995 compared to $55,196,000 in 1994. The Purchase and Sale Transactions accounted for $13,954,000, or 62%, of this increase. Disregarding the effect of the Purchase and Sale Transactions, cable operating expense would have increased $6,406,000, or 12%. This increase was due primarily to increases in premium and satellite programming costs.

         Cable general and administrative expense increased $164,000, or 2%, to $8,284,000 in 1995 from $8,120,000 in 1994. Disregarding the effect of the Purchase and Sale Transactions, cable general and administrative expenses decreased $718,000, or 9%. This decrease was due primarily to the fact that the Company paid no transponder fees to Jones Earth Segment, Inc. in 1995. The remainder of the decrease is due to a reduction in general and administrative expense.

         Non-cable operating, general and administrative expense increased $20,572,000, or 174%, to $32,382,000 in 1995 from $11,810,000 in 1994. The acquisition of Futurex and JSN accounted for this increase.

         Depreciation and amortization expense increased $10,220,000, or 22%, to $55,805,000 in 1995 from $45,585,000 in 1994. The effect of the Purchase and Sale Transactions, as well as capital additions in 1995, were responsible for this increase.

         Operating Income

         Operating income increased $3,551,000, or 32%, to $14,729,000 in 1995 from $11,178,000 in 1994, due to the factors discussed above.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $13,771,000, or 24%, to $70,534,000 in 1995 from $56,763,000 in 1994. Disregarding the effect of the Purchase and Sale Transactions, operating income before depreciation and amortization would have increased $5,218,000, or 10%.

         Other Income (Expense)

         Interest expense increased $12,669,000, or 34%, to $49,552,000 in 1995 from $36,883,000 in 1994. This increase was due primarily to interest on the $200 million of Senior Notes sold in March 1995 which was offset, in part, by a decrease in interest expense on the Company's credit facility due to lower outstanding balances.

         In 1995, the Company recorded net equity in the losses of affiliates totaling $58,000 compared to $3,707,000 in 1994. The Company recognized equity in the losses of its managed partnerships, Mind Extension University, IDS/Jones Joint Venture Partners and Jones Customer Service Management, LLC. Such losses were offset, in part, by equity in the net income of Jones Intercable Investors, L.P. and Jones Global Group, Inc. ("JGG"). JGG, an affiliate of which the Company owns a 38% interest, recognized gains on the sale of certain of JGG's Bell Cablemedia ADSs.

         Interest income increased $8,497,000, or 144%, to $14,383,000 in 1995 from $5,886,000 in 1994. This increase was due to the increase in the Company's cash on hand during the year, prior to the acquisition of the Augusta System and the Dale City System, from the Bell Canada International Inc. investment in December 1994 and the sale of $200 million of Senior Notes in March 1995.

         The Company recorded a gain of $15,496,000 in July 1994 on the sale of its Gaston System. No similar gain was recognized during 1995.

         The Company recognized a loss of $692,000 in 1995 related to the redemption of its 7.5% Convertible Subordinated Debentures. No similar loss was recognized in 1994.

         Net loss increased $13,025,000, or 150%, to $21,716,000 in 1995 from
$8,691,000 in 1994. This increase was primarily due to the gain recognized in 1994 on the sale of the Gaston System.

         The Company anticipates the continued recognition of operating income prior to depreciation and amortization charges, but net losses resulting from depreciation, amortization and interest expenses may continue in the future. To the extent the Company recognizes general partner distributions from its managed partnerships and/or gains on the sale of Company-owned systems in the future, such losses may be reduced or eliminated; however, there is no assurance as to the timing or recognition of these distributions or sales.

         Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

         Revenues

         Total revenues for the year ended December 31, 1994 increased $7,572,000, or 6%, to $131,889,000 in 1994 from $124,317,000 in 1993. An increase in the revenues of JSP accounted for approximately 39% of this increase. Increases in the number of basic subscribers and advertising revenue accounted for 41% of this increase. The net effect of the purchase of the North Augusta System and the sales of the Gaston System and the Company's cable television system serving areas around San Diego, California (the "San Diego System") accounted for approximately 11% of this increase. The increase in revenue would have been greater but for the effect of the reduction in basic rates due to rate regulations issued by the FCC in implementing the 1992 Cable Act.

         In 1994, the Company's subscriber service fees increased $3,897,000, or 4%, from $99,438,000 in 1993 to $103,335,000 in 1994. The net effect of the purchase of the North Augusta System and the sale of the Gaston System and the San Diego System accounted for 21% of this increase. The remainder of this increase was due to increases in subscribers and advertising sales revenue.

         Management fees increased approximately 4%, from $17,255,000 in 1993 to $17,952,000 in 1994. Partnership revenues increased as a result of increases in the number of basic subscribers in partnership systems as well as increases in revenues from pay-per-view, advertising sales and the installation of service. These increases somewhat mitigated the effect of the reduction in basic rates by the Company's managed partnerships due to the FCC's basic rate regulations.

         Non-cable revenue increased $2,978,000, or 39%, from $7,624,000 in 1993 to $10,602,000 in 1994. This increase was due to an increase in the revenues of JSP.

         Costs and Expenses

         For the year ended December 31, 1994, cable operating expenses increased $889,000, or 2%, from $54,307,000 in 1993 to $55,196,000 in 1994.
This increase was due primarily to increases in satellite programming fees and premium service programming fees.

         For the year ended December 31, 1994, cable general and administrative expense decreased $1,914,000, or 19%, from $10,034,000 in 1993 to $8,120,000 in
1994. This decrease was due to a decrease in transponder fees paid to Jones Earth Segment, Inc. In addition, the Company recognized non-cash compensation expense related to the grant of certain stock options in 1993. No such expense was recognized in 1994.

         For the year ended December 31, 1994, non-cable operating, general and administrative expenses increased $3,821,000, or 48%, from $7,989,000 in 1993 to $11,810,000 in 1994. This increase was due to increases in the expenses of JSP, which consist primarily of programming costs.

         Depreciation and amortization expense increased $2,257,000, or 5%, for the year ended December 31, 1994 totaling $45,585,000 in 1994 and $43,328,000 in 1993. This increase was due to the purchase of the North Augusta System and to capital additions in 1994.

         Operating Income

         Operating income increased $2,519,000, or 29%, to $11,178,000 in 1994 from $8,659,000 in 1993. This increase was due primarily to the decrease in general and administrative expenses.

         Operating income before depreciation and amortization increased $4,776,000, or 9%, to $56,763,000 in 1994 from $51,987,000 in 1993.
Disregarding the net effect of the purchase of the North Augusta System and the sale of the Gaston System and the San Diego System, operating income before depreciation and amortization increased 8%.

         Other Income (Expense)

         Interest expense decreased $3,897,000, or 10%, to $36,883,000 in 1994 from $40,780,000 in 1993. This decrease was due primarily to the redemption of the remaining $138,000,000 principal amount of the Company's 13% Subordinated Debentures due 2000 in May 1993. The effect of this redemption was somewhat mitigated by an increase in interest expense as a result of higher balances outstanding on the Company's revolving credit facility.

         Equity in losses of affiliated entities decreased $110,000, or 3%, from $3,817,000 in 1993 to $3,707,000 in 1994.

         Interest income increased $1,967,000, or 50%, for the year ended December 31, 1994 from $3,919,000 in 1993 to $5,886,000 in 1994. This increase was due to higher average balances outstanding from certain managed partnerships as well as interest income earned on advances made to Mind Extension University, Inc.

         The Company recognized a $15,496,000 gain on the sale of its Gaston System in 1994. In 1993, the Company recognized a $3,231,000 loss on the sale of its San Diego System.

         In 1993, the Company recognized a loss on the early extinguishment of debt totaling $12,781,000. No similar loss was recognized in 1994.

         For the year ended December 31, 1994, net loss decreased $40,156,000, from $48,847,000 in 1993 to $8,691,000 in 1994. This decrease was due primarily to the effect of the gain on the Gaston System, the loss of the San Diego System and the loss on early extinguishment of debt.

         Regulatory Matters

         As a result of rate orders issued by the FCC, cost-of-service showings have been filed for the following Company-owned cable television systems:
Jefferson County, Colorado; Charles County, Maryland; Dale City, Virginia; Manassas, Virginia; Pima County, Arizona; Alexandria, Virginia; and Augusta, Georgia. For these systems, the Company anticipates no further reductions in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the cost-of-service showings will prevent further rate reductions until such final approvals are received.

         On January 31, 1996, Congress passed the Telecommunications Competition and Deregulation Act of 1996 (the "1996 Act") which substantially revised the federal laws regulating the Company's cable television business. The President signed the 1996 Act into law on February 8, 1996. Among other things, the 1996 Act promotes increased competition from the delivery of video, data and other services by local telephone companies (also known as local exchange carriers or "LECs") and others, permits cable television operators to provide local voice and data communications services and deregulates the customer programming service rates of smaller operations upon enactment and other operators in 1999. The 1996 Act allows telephone companies to provide cable television services within their telephone service areas operating as conventional cable systems, or "open video systems" that afford access to other video providers. Telephone companies offering stand-alone cable television service or cable television service in connection with an open video system could provide substantial competition to the Company's owned and managed systems. The 1996 Act also permits entities to provide local telecommunications services in competition with the LECs. The 1996 Act establishes local exchange competition as a national policy by preempting laws that prohibit competition in the local exchange and establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services. One premise of the 1996 Act is that additional regulatory flexibility for LECs is necessary to allow them to respond to competition. Depending on the degree and form of regulatory flexibility afforded the LECs, the Company's ability to compete to provide telephony services may be adversely affected.

         FINANCIAL CONDITION

         The Company historically has grown by acquiring and developing cable television systems for both itself and its managed limited partnerships, primarily in suburban areas with attractive demographic characteristics. The Company intends to liquidate its Company-managed limited partnerships as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years.

         The Company is implementing a balanced strategy of acquiring cable television systems from Company-managed limited partnerships and from third parties. As part of this process, certain systems owned by the Company and its managed partnerships may be sold to third parties and Company-owned systems may be exchanged for systems owned by other cable system operators. It is the Company's plan to cluster its cable television properties, to the extent feasible, in geographic areas. Clustering systems may enable the Company to obtain operating efficiencies, and it should position the Company to capitalize on new revenue and business opportunities as the telecommunications industry evolves. The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

         Acquisitions of cable television systems, the development of new services and capital expenditures for system extensions and upgrades are subject to the availability of cash generated from operations, debt and/or equity financing. The capital resources to accomplish these strategies are expected to be provided by the sale of debt and/or equity securities (subject to market conditions), borrowings under the Company's $500 million revolving credit facility and cash generated from the Company's operating activities. In addition, the Company may explore other financing options such as private equity capital and/or the sale of non-strategic assets. There can be no assurance that the capital resources necessary to accomplish the Company's acquisition and development plans will be available on terms and conditions acceptable to the Company, or at all.

         In conjunction with the Company's acquisition strategy, the Company purchased the cable television systems serving areas in and around Augusta, Georgia (the "Augusta System") in October 1995, Dale City, Virginia (the "Dale City System") in November 1995 and Manassas, Virginia (the "Manassas System") in January 1996. These transactions are described in detail in Note 2 of the Notes to Consolidated Financial Statements.

         The $129,396,000 of capital required to purchase the Augusta System, which represents the purchase price of $142,618,000 less the Company's general partner distribution of approximately $13,222,000, was provided by cash on hand. The $123,000,000 of capital required to purchase the Dale City System was provided by cash on hand and $30,000,000 of borrowings available under the Company's credit facility. The $71,000,000 of capital required to purchase the Manassas System was provided by borrowings available under the Company's revolving credit facility.

         On February 28, 1996, the Company purchased the cable television systems serving areas in and around Tampa, Florida (the "Tampa System"), areas in and around Carmel, Indiana (the "Carmel System") and areas in and around Orangeburg, South Carolina (the "Orangeburg System") from certain of its limited partnerships. The $172,979,000 of capital required to purchase such systems was provided by borrowings available under the Company's revolving
credit facility.      On February 29, 1996, the Company transferred the Tampa
System, the Carmel System and the Orangeburg System to an unaffiliated party in exchange for the cable television systems serving portions of Prince Georges County, Maryland (the "Prince Georges County System") and portions of Fairfax County, Virginia (the "Reston System").

         The above transactions increased the Company's basic subscriber base by approximately 229,000 basic subscribers to approximately 547,000 basic subscribers. In addition, these transactions are part of the Company's strategy to cluster its cable systems. The Augusta System is contiguous to the Company's cable television system serving areas in and around North Augusta, South Carolina (the "North Augusta System"). The Dale City System, the Manassas System, the Prince Georges County System and the Reston System are near other Company owned and managed systems in the Washington/Baltimore area.

         The Company has entered into agreements with certain of its managed partnerships to purchase the cable television systems serving Manitowoc, Wisconsin (the "Manitowoc System"), Lodi, Ohio (the "Lodi System"), Lake Geneva, Wisconsin (the "Lake Geneva System") and Ripon, Wisconsin (the "Ripon System"). Such transactions are expected to close in the first half of 1996.

         In addition, the Company has entered into an agreement to acquire the cable television system serving Savannah, Georgia (the "Savannah System"). This transaction is also part of the Company's strategy to cluster its cable systems since the Savannah System is in relatively close proximity to the Company's Augusta System. This transaction is expected to close in the first half of 1996. To acquire the Savannah System, the Company will transfer the Manitowoc System, the Lodi System, the Ripon System and the Lake Geneva System, together with the Company-owned cable television systems serving Kenosha, Wisconsin and Hilo, Hawaii, to an unaffiliated party in exchange for the Savannah System. The Savannah System serves approximately 63,000 subscribers.

         From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of December 31, 1995, the Company had advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $14,311,000, a decrease of approximately $13,712,000 over the amount advanced at December 31, 1994. Of the total balance of $14,311,000, an advance to Cable TV Fund 15-A Ltd. ("Fund 15-A"), one of the Company's managed partnerships, accounted for approximately $4,815,000, or 34%. The Company advanced funds to Fund 15-A primarily to fund that partnership's capital expenditures. It is anticipated that Fund 15-A will repay this advance over time with cash generated from operations and borrowings available under its credit facility. In addition, an advance to Cable TV Fund 12-BCD Venture (the "Venture") accounted for approximately $4,113,000, or 29%, of the outstanding balance. The Venture renogotiated its credit agreements and repaid the advance in February 1996. The remainder of the advances represent funds for capital expansion and improvements of properties owned by 22 partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during 1996. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

         The Company purchased property, plant and equipment totaling approximately $63,216,000 during the year ended December 31, 1995. Such expenditures were principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Alexandria, Virginia and North Augusta, South Carolina systems; and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Anne Arundel, Maryland; and Charles County, Maryland systems. Estimated capital expenditures, excluding acquisitions, for 1996 are approximately $78,000,000. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facility, as discussed below.

         On October 12, 1995, the Company redeemed the remaining outstanding 7.5% Convertible Subordinated Debentures (the "Debentures") due 2007, at a price equal to 101.5% of the principal amount, plus accrued interest. The total principal amount of the debentures was $43,100,000, of which $23,732,000 were held by the Company and $19,368,000 were held by unaffiliated investors. The Debentures were redeemed with cash on hand. The Company recognized a loss of $692,000 related to the redemption.

         Sources of Funds

         The Company's cash balance at December 31, 1995, was $2,314,000. The decrease in such balance from December 31, 1994 reflects the cash used for the acquisitions of the Augusta System and the Dale City System.

         On October 31, 1995, the Company, through Jones Cable Holdings, Inc. ("JCH"), a new wholly owned subsidiary, entered into a $500,000,000 reducing revolving credit facility with a group of commercial banks. The new credit facility provides for the transfer of a majority of the Company's cable television properties to JCH, which is the borrower under the new credit facility. The entire $500,000,000 commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity of December 31, 2004. As of December 31, 1995, $30,000,000 was outstanding under this agreement. Interest on outstanding obligations ranges from Base Rate to Base Rate plus 1/8% or LIBOR plus 5/8% to LIBOR plus 1 1/8% based on certain leverage covenants. In addition, a commitment fee of 3/16% to 3/8% on the unused commitment is also required. The effective interest rate on amounts outstanding at December 31, 1995 was 6.56%. Upon the completion of the acquisition of the Manassas System, the Prince Georges County System and the Reston System in the first quarter of 1996, the balance outstanding on this credit facility was approximately $285,000,000.

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

Item 8.  Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS


                                                                                                    Page
                                                                                                    ----

Report of Independent Public Accountants                                                            50

Consolidated Balance Sheets                                                                         51

Consolidated Statements of Operations                                                               53

Consolidated Statements of Shareholders' Investment                                                 54

Consolidated Statements of Cash Flows                                                               55

Notes to Consolidated Financial Statements                                                          56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO JONES INTERCABLE, INC.:


         We have audited the accompanying consolidated balance sheets of JONES INTERCABLE, INC. (a Colorado corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Intercable, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Denver, Colorado,
  March 1, 1996                                          ARTHUR ANDERSEN LLP

CONSOLIDATED
BALANCE SHEETS                                                                               Jones Intercable, Inc.
As of December 31, 1995 and 1994                                                                   and Subsidiaries
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                                            1995                     1994
                                                                                      (Stated in Thousands)
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                                                     $    2,314               $    78,646

RESTRICTED CASH                                                                    9,770                     1,196

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $1,056,000 in 1995
    and $1,008,000 in 1994                                                        19,332                    11,783
  Affiliated entities                                                             14,311                    28,023
  Other                                                                            2,442                       957

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                         475,436                   333,666
    Less - Accumulated depreciation                                             (171,948)                 (144,043)
                                                                                --------                 ---------
                                                                                 303,488                   189,623

  Franchise costs, net of accumulated
    amortization of $118,601,000 in 1995
    and $100,056,000 in 1994                                                     186,096                    81,204
  Cost in excess of interests in net assets
    purchased, net of accumulated
    amortization of $8,654,000 in 1995
    and $7,249,000 in 1994                                                        66,562                    62,237
  Noncompete agreement, net of accumulated
    amortization of $1,360,000 in 1995
    and $1,217,000 in 1994                                                         2,097                       428
  Subscriber lists, net of accumulated
    amortization of $42,882,000 in 1995
    and $37,236,000 in 1994                                                       55,058                    16,260
  Investments in affiliates and domestic cable
    television partnerships                                                       45,745                    41,056
  Investment in Bell Cablemedia plc                                               99,613                    56,893
                                                                                --------                 ---------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                                  758,659                   447,701
                                                                                --------                 ---------

DEFERRED TAX ASSET, net of valuation
  allowance of $70,748,000 in 1995 and
  $63,636,000 in 1994                                                              3,862                     3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                       49,809                    36,121
                                                                                --------                 ---------

TOTAL ASSETS                                                                  $  860,499               $   608,289
                                                                                ========                 =========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED
BALANCE SHEETS                                                                                Jones Intercable, Inc.
As of December 31, 1995 and 1994                                                                    and Subsidiaries
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT                                          1995                     1994
                                                                                      (Stated in Thousands)
--------------------------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                 $      69,411             $      49,324
  Subscriber prepayments and deposits                                              5,579                     6,103
  Subordinated debentures and other debt                                         462,714                   281,578
  Credit facility                                                                 30,000                        -
                                                                              ----------               -----------

TOTAL LIABILITIES                                                                567,704                   337,005
                                                                              ----------               -----------

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 11)

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 26,212,055 and 26,131,388
    shares issued at December 31, 1995
    and 1994, respectively                                                           262                       261
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 shares issued at December 31, 1995
    and 1994                                                                          51                        51
  Additional paid-in capital                                                     394,875                   394,153
  Unrealized holding gain on marketable securities                                42,504                       -
  Accumulated deficit                                                           (144,897)                 (123,181)
                                                                              ----------               -----------

TOTAL SHAREHOLDERS' INVESTMENT                                                   292,795                   271,284
                                                                              ----------               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                             $     860,499             $     608,289
                                                                              ==========               ===========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS                                                             Jones Intercable, Inc.
For the years ended December 31, 1995, 1994 and 1993                                                    and Subsidiaries
------------------------------------------------------------------------------------------------------------------------

                                                                      1995                 1994                  1993
                                                                             (In Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------
REVENUES FROM CABLE TELEVISION OPERATIONS:
Cable Television Revenue
  Subscriber service fees                                         $  135,350           $   103,335          $    99,438
  Management fees                                                     21,462                17,952               17,255
Non-cable Revenue                                                     32,026                10,602                7,624
                                                                    --------             ---------             --------

TOTAL REVENUES                                                       188,838               131,889              124,317

COSTS AND EXPENSES:
Cable Television Expenses
  Operating expenses                                                  77,638                55,196               54,307
  General and administrative expenses (including
    approximately $2,717,000, $2,994,000 and $3,849,000
      of related party expenses during the years ended
      December 31, 1995, 1994 and 1993, respectively)                  8,284                 8,120               10,034
Non-cable operating, general and administrative                       32,382                11,810                7,989
Depreciation and amortization                                         55,805                45,585               43,328
                                                                    --------             ---------             --------

OPERATING INCOME                                                      14,729                11,178                8,659

OTHER INCOME (EXPENSE):
Interest expense                                                     (49,552)              (36,883)             (40,780)
Equity in losses of affiliated entities                                  (58)               (3,707)              (3,817)
Interest income                                                       14,383                 5,886                3,919
Gain (loss) on sale of assets                                            -                  15,496               (3,231)
Other, net                                                              (526)                 (661)                (816)
                                                                    --------             ---------             --------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                (21,024)               (8,691)             (36,066)

Income tax provision                                                     -                     -                    -
                                                                    --------             ---------             --------

LOSS BEFORE EXTRAORDINARY ITEM                                       (21,024)               (8,691)             (36,066)

EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
    net of related income taxes                                         (692)                  -                (12,781)
                                                                    --------             ---------             --------

NET LOSS                                                          $  (21,716)          $    (8,691)         $   (48,847)
                                                                    ========             =========             ========

PRIMARY LOSS PER SHARE:
      Loss before extraordinary item                              $     (.67)          $      (.45)         $     (2.16)
      Extraordinary item                                                (.02)                  -                   (.76)
                                                                    --------             ---------             --------
                                                                  $     (.69)          $      (.45)         $     (2.92)
                                                                    ========             =========             ========

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON
  AND COMMON SHARES OUTSTANDING                                       31,270                19,517               16,728
                                                                    ========             =========             ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' INVESTMENT                                                                                 Jones Intercable, Inc.
For the years ended December 31, 1993, 1994 and 1995                                                           and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                       Unrealized
                                                                                                         Holding
                                      Class A Common Stock            Common Stock        Additional     Gain on
                                     ----------------------       --------------------    Paid-In     Marketable   Accumulated
                                     Shares          Amount       Shares        Amount     Capital     Securities     Deficit
                                                                        (Stated in Thousands)
-------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1992            8,834   $       88         4,913   $        49   $    67,343   $       -     $  (53,482)

Proceeds from stock options
  exercised                               46            1           -             -             305           -            -

Sale of Class A Common
  Stock                                3,449           34           -             -          48,582           -            -

Class A Common Stock
  issued upon conversion of
  Subordinated Debentures                  6          -             -             -             100           -            -

Class A Stock Option Grants              -            -             -             -           4,080           -            -

Purchase of Company Stock
  from Jones Spacelink, Ltd.             (60)          (1)          -             -            (413)          -           (336)

Net loss                                 -            -             -             -             -             -        (48,847)
                                   ---------     --------      --------      --------     ---------     ---------     --------

BALANCES, December 31, 1993           12,275          122         4,913            49       119,997           -       (102,665)


Proceeds from stock options
  exercised                               42            1           200             2         1,460           -            -

Class A Stock Option Grants              -            -             -             -             261           -            -

Spacelink Acquisition                  3,900           39           -             -          16,241           -        (11,825)

Sale of Class A Common Stock
  to Bell Canada International Inc.    9,914           99           -             -         256,194           -            -

Net loss                                 -            -             -             -             -             -         (8,691)
                                   ---------     --------      --------      --------     ---------     ---------     --------


BALANCES, December 31, 1994           26,131          261         5,113            51       394,153           -       (123,181)

Proceeds from stock options
  exercised                               81            1           -             -             461           -            -

Class A Common Stock Grants              -            -             -             -             261           -            -

Unrealized holding gain on
  marketable securities                  -            -             -             -             -          42,504          -

Net loss                                 -            -             -             -             -             -        (21,716)
                                   ---------     --------      --------      --------     ---------     ---------     --------


BALANCES, December 31, 1995           26,212   $      262         5,113   $        51   $   394,875   $    42,504   $ (144,897)
                                   =========     ========      ========      ========     =========     =========     ========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF
CASH FLOWS                                                                                           Jones Intercable, Inc.
For the years ended December 31, 1995, 1994 and 1993                                                       and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------
                                                                           1995                 1994                 1993
                                                                                       (Stated in Thousands)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $   (21,716)         $    (8,691)          $  (48,847)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Extraordinary loss on early extinguishment
      of debentures, net of related income taxes                              692                  -                 12,781
    Class A Common Stock option expense                                       261                  261                  -
    Loss (gain) on sale of assets                                             -                (15,496)               3,231
    Depreciation and amortization                                          55,805               45,585               43,328
    Equity in losses of affiliated entities                                    58                3,707                3,817
    Increase in restricted cash                                            (8,574)              (1,196)                 -
    Increase in trade receivables                                          (7,549)              (2,193)              (1,154)
    Increase in other receivables, deposits,
      prepaid expenses and other assets                                   (14,526)                (827)             (12,865)
    Increase in accounts payable, accrued
      liabilities and subscriber prepayments and deposits                  19,040                7,597                4,910
                                                                        ---------             --------             --------
Net cash provided by operating activities                                  23,491               28,747                5,201
                                                                        ---------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of cable television systems                                     (253,724)                 -                (26,455)
Sale of cable television systems                                              -                 35,587               15,258
Purchase of property and equipment                                        (63,216)             (28,801)             (20,155)
Investment in cable television partnerships and affiliates                 (4,200)             (34,846)             (16,918)
Acquisition Costs                                                             -                 (5,438)                 -
Other, net                                                                   (304)                 997                  -
                                                                        ---------             --------             --------
Net cash used in investing activities                                    (321,444)             (32,501)             (48,270)
                                                                        ---------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                   30,000               84,000              192,000
Repayment of debt                                                             -               (251,000)            (164,000)
BCI Investment                                                                -                258,893                  -
Equity acquisition fees                                                       -                 (2,600)                 -
Proceeds from Senior Note Offering                                        200,000                  -                    -
Senior Note offering costs                                                 (3,500)                 -                    -
Proceeds from issuance of Class A Common
  Stock and Class A Common Stock options                                      462                1,463               53,004
Decrease (increase) in accounts receivable from affiliated entities        13,712               (9,680)              (1,218)
Purchase of Company stock                                                     -                    -                   (748)
Redemption of debentures                                                  (19,368)                 -               (138,000)
Proceeds from debenture offerings, net                                        -                    -                 98,115
Other, net                                                                    315                  670                  761
                                                                        ---------             --------             --------
Net cash provided by financing activities                                 221,621               81,746               39,914
                                                                        ---------             --------             --------

Increase (decrease) In Cash and Cash Equivalents                          (76,332)              77,992               (3,155)

Cash and Cash Equivalents, beginning of year                               78,646                  654                3,809
                                                                        ---------             --------             --------

Cash and Cash Equivalents, end of year                                $     2,314          $    78,646           $      654
                                                                        =========             ========             ========





          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1995, 1994 and 1993


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Jones Intercable, Inc. was formed in 1970 to own, operate and manage cable television systems. Jones Intercable, Inc. and its subsidiaries are referred to herein as the "Company." As of December 31, 1995, through a total of 54 owned and managed cable television systems, the Company served approximately 1.4 million subscribers in the United States. On December 19, 1994, the shareholders of the Company approved an Exchange Agreement and Plan of Reorganization and Liquidation dated May 31, 1994, as amended, between the Company and Jones Spacelink, Ltd. ("Spacelink") providing for the acquisition by the Company of substantially all of the assets of Spacelink and the assumption by the Company of all of the liabilities of Spacelink. On December 20, 1994, the Company acquired all of the assets of Spacelink (except for the 2,859,240 shares of the Company's Common Stock owned by Spacelink) and assumed all of the liabilities of Spacelink (other than liabilities with respect to Spacelink shareholders exercising dissenters' rights) in exchange for 3,900,000 shares of the Company's Class A Common Stock. Glenn R. Jones, Chairman and Chief Executive Officer of the Company, controls the election of a majority of the Company's Board of Directors, through his ownership of a majority of the Company's outstanding Common Stock.

         In May 1994, the Company and Bell Canada International Inc. ("BCI") entered into an agreement whereby BCI agreed to acquire an approximate 30% economic interest in the Company through the purchase of approximately 38% of the Class A Common Stock of the Company. BCI is a wholly owned subsidiary of BCE Inc., Canada's largest telecommunications company. On December 19, 1994, the shareholders of the Company approved the agreement. The investment by BCI was made in two installments: the purchase of 2,500,000 newly issued shares of Class A Common Stock of the Company at $22 per share for $55,000,000 in March 1994, and the purchase of 7,414,300 newly issued shares of Class A Common Stock of the Company at $27.50 per share for $203,893,250 in December 1994, resulting in BCI owning an approximate 30% economic interest in the Company for a total consideration of approximately $258,900,000. BCI also has a contractual commitment to invest up to an additional $141,100,000 to maintain its 30% interest in the event the Company offers additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the $141,100,000 commitment.

         On December 20, 1994, Jones International, Ltd. ("International"), which is wholly owned by Glenn R. Jones, Chairman and Chief Executive Officer of the Company, as well as certain subsidiaries of International, and Mr. Jones individually, granted BCI options to acquire 2,878,151 shares of the Common Stock of the Company. Except in limited circumstances, the option will only be exercisable during the eighth year after December 20, 1994. The exercise of such options would result in BCI holding a sufficient number of shares of the Common Stock of the Company to enable BCI to elect a majority of the Company's Board of Directors.

         Effective Registration Statement

         The Company has an effective registration statement relating to the sale of $600 million of senior debt securities, senior subordinated debt securities, subordinated debt securities and Class A Common Stock. The Company, from time to time, may issue securities not to exceed $600 million pursuant to this

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



registration statement. Proceeds would be used for general corporate purposes, which may include the acquisition of cable television systems from managed partnerships and/or from unaffiliated parties, refinancings of indebtedness, working capital, capital expenditures, and repurchases and redemptions of securities.

         Summary of Significant Accounting Policies

         Basis of Presentation

         The Company has changed its fiscal year end from May 31 to December 31, effective December 31, 1995. Accordingly, the accompanying financial statements have been restated to present the Company's financial position as of December 31, 1995 and 1994 and its results of operations, changes in shareholders' investments and cash flows for each of the three years in the period ended December 31, 1995.

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

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary formed in October 1995 that owns a majority of the cable television assets currently held by the Company. The Company's investments in affiliates and domestic cable television partnerships (Note 4) are carried at cost plus equity in profits and losses. All significant intercompany transactions have been eliminated in consolidation.

         Statements of Cash Flows

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Income taxes and interest paid during the periods presented are as follows:


                                                                              December 31,
                                                           -------------------------------------------------
                                                               1995               1994                1993
                                                           -------------------------------------------------
         (Stated in Thousands)
         Income taxes                                       $    -             $    -             $    -
                                                              ========           ========           ========
         Interest                                           $   43,079         $   36,904         $   39,751
                                                              ========           ========           ========


         Non-cash transactions: On July 22, 1994, the Company and certain of its wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc ("Bell Cablemedia"), in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. On October 13, 1994, Jones Spanish Holdings, Inc. ("Spanish

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



Holdings") and Jones International Spanish Investments, Inc. transferred all of their interests in their Spanish cable/telephony properties to Bell Cablemedia in exchange for a total of 190,148 ADSs, representing 950,740 Ordinary Shares of Bell Cablemedia. As described above, on December 20, 1994, the Company acquired substantially all of the assets of Spacelink and assumed all of the liabilities of Spacelink in exchange for 3,900,000 shares of the Company's Class A Common Stock. As described in Note 4, on April 11, 1995, the Company converted its $20,000,000 in advances to the Mind Extension University, Inc. ("ME/U") into Class A Common Shares of Jones Education Networks, Inc. ("JEN"). During 1995 and 1994, the Company recorded $261,000 and $261,000, respectively of Additional Paid-in Capital related to Class A Common Stock option grants as discussed in Note 9.

         Restricted Cash

         Restricted cash consists of $3,413,000 relating to a non-qualified deferred compensation plan in which certain employees of the Company participate and $6,357,000 pledged to commercial banks for letters of credit. In February 1996, $4,600,000 of the cash pledged for letters of credit was released by the banks.

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

         Cost in Excess of Interests in Net Assets Purchased

         The cost of acquisitions in excess of the fair values of net assets acquired is being amortized using the straight- line method over a 40-year life. The Company assesses the realizability of these assets through periodic independent appraisals. Any impairments are recognized as an expense on the Company's Consolidated Statements of Operations.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



         Investment in Equity Securities

         The 6,225,796 American Depository Shares ("ADSs") of Bell Cablemedia plc held by the Company are now considered available for sale because of an effective shelf registration statement that is available to the Company. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the ADSs are reflected at their quoted fair market value with the unrealized holding gain reflected as a separate component of shareholders' investment.

         Deferred Financing Costs

         Costs incurred in connection with the issuance of debentures and the execution of revolving credit agreements are deferred and amortized using the effective interest method over the life of such issues and agreements.

         Distributions from Managed Partnerships

         Distributions earned by the Company as general partner of its managed partnerships related to cable television properties sold by such partnerships to unaffiliated parties are recorded as revenues when received. Distributions earned by the Company as general partner of its managed partnerships related to cable television properties sold by such partnerships to the Company are treated as a reduction of the purchase prices of the cable television systems purchased. Distributions earned by the Company as general partner of its managed partnerships related to cable television properties sold by such partnerships to entities in which the Company has a continuing equity interest are deferred and recognized as revenue in future periods.

         Earnings Per Share of Class A Common Stock and Common Stock

         Net loss per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings per share.

         Treasury Stock

         Shares held in treasury have been retired and classified as authorized but unissued shares in accordance with the Colorado Business Corporation Act.

2.       ACQUISITIONS, EXCHANGES AND SALES

         Acquisitions by the Company

         On October 20, 1995, the Company purchased the cable television system serving areas in and around Augusta, Georgia (the "Augusta System") from Cable TV Fund 12-B, Ltd. ("Fund 12-B"), one of the Company's managed limited partnerships. The purchase price was $142,618,000, subject to normal closing adjustments. The purchase price was determined by averaging three separate independent appraisals of the fair market value of the Augusta System. The Company, as general partner of Fund 12-

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



B, received a distribution from Fund 12-B of $13,222,000 upon the closing of this transaction. Such distribution reduced the Company's basis in the assets of the Augusta System. The Augusta System passes approximately 102,000 homes and serves approximately 68,200 basic subscribers. Funding for this transaction was provided by cash on hand.

         On November 29, 1995, the Company purchased the cable television system serving Dale City, Lake Ridge, Woodbridge, Fort Bevoir, Triangle, Dumfries, Quantico, Accoquan and portions of Prince William County, all in the state of Virginia (the "Dale City System") from an unaffiliated party. The purchase price was $123,000,000, subject to normal closing adjustments. The purchase was funded by cash on hand and borrowings available under the Company's credit facility. The Company paid Jones Financial Group, Ltd. ("Financial Group"), a subsidiary of Jones International, Ltd., a fee of $1,328,400 for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated brokers. The Dale City System passes approximately 65,100 homes and serves approximately 49,300 basic subscribers.

         On January 10, 1996, the Company purchased the cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in the State of Virginia (the "Manassas System") from an unaffiliated party. The purchase price of the Manassas System was $71,000,000, subject to normal closing adjustments. The purchase was funded by borrowings available under the Company's credit facility. The Company paid Financial Group a fee of $896,000 for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated brokers. The Manassas System passes approximately 39,300 homes and serves approximately 26,500 basic subscribers.

         On August 11, 1995, the Company entered into a purchase and sale agreement with IDS/Jones Growth Partners 87-A, Ltd., one of the Company's managed partnerships, to acquire from such partnership the cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The purchase price was $44,235,333, which was the average of three separate independent appraisals of the fair market value of the Carmel System. The Carmel System passes approximately 24,400 homes and serves approximately 19,200 basic subscribers. Closing of this transaction was completed February 28, 1996. The purchase of the Carmel System was funded by borrowings available under the Company's revolving credit facility.

         On August 11, 1995, the Company entered into a purchase and sale agreement with Jones Cable Income Fund 1-B, Ltd., one of the Company's managed partnerships, to acquire from such partnership the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The purchase price was $18,347,667, which was the average of three separate independent appraisals of the fair market value of the Orangeburg System. The Orangeburg System passes approximately 16,530 homes and services approximately 12,500 basic subscribers. Closing of this transaction was completed February 28, 1996. The purchase of the Orangeburg System was funded by borrowings available under the Company's revolving credit facility.

         On August 11, 1995, the Company entered into a purchase and sale agreement with the Cable TV Fund 12-BCD Venture (the "Venture"), a joint venture of three of the Company's managed partnerships,

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



to acquire from the Venture the cable television system serving areas in and around Tampa, Florida (the "Tampa System"). The purchase price was $110,395,667, which was the average of three separate independent appraisals of the fair market value of the Tampa System. The Tampa System passes approximately 128,500 homes and serves approximately 65,000 basic subscribers. Closing of this transaction was completed February 28, 1996. The purchase of the Tampa System was funded by borrowings available under the Company's revolving credit facility.

         Exchange by the Company

         On August 11, 1995, the Company entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the TWEAN Exchange Agreement, on February 29, 1996, the Company conveyed to TWEAN the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000 (subject to normal closing adjustments). In return, the Company received from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince Georges County, all in Maryland (the "Prince Georges County System"), and portions of Fairfax County, Virginia (the "Reston System"). These systems serve approximately 85,000 subscribers. This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the Prince Georges County System and the Reston System were recorded at the historical cost of the assets given up plus the $3,500,000 cash consideration. The Company paid Financial Group a $1,668,000 fee upon the completion of the TWEAN Exchange Agreement as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated brokers.

         The pro forma effect of the above-described acquisitions and exchange on the Company's results of operations for the year ended December 31, 1995, assuming the transactions occurred January 1, 1995, are presented in the following unaudited tabulation. The Company expects operating income before depreciation and amortization to increase approximately $40,230,000 as a result of these transactions, but depreciation and amortization charges will cause operating income to decrease and net loss to increase.

                                                                For the year ended December 31, 1995:
                                                                -------------------------------------

                                                        As Reported          Adjustments            Pro Forma
                                                        -----------          -----------           -----------
         Revenues                                    $       188,838      $        98,703       $       287,541
                                                       =============         ============         =============

         Operating Income                            $        14,729      $        (8,260)      $         6,469
                                                       =============         ============         =============

         Net Loss                                    $       (21,716)     $       (38,859)      $       (60,575)
                                                       =============         ============         =============

         Loss Per Share                              $          (.69)                           $         (1.94)
                                                       =============                              =============

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



         The pro forma effect of the above-described acquisitions and exchange and the acquisition of the assets of Jones Spacelink, Ltd. in December 1994 on the Company's results of operations for the year ended December 31, 1994, assuming the transactions occurred January 1, 1994, are presented in the following unaudited tabulation:

                                                                For the year ended December 31, 1994:
                                                                -------------------------------------

                                                        As Reported          Adjustments            Pro Forma
                                                        -----------          -----------           -----------
               Revenues                              $       131,889      $       133,958       $       265,847
                                                       =============         ============         =============

               Operating Income                      $        11,178      $       (15,504)      $        (4,326)
                                                       =============         ============         =============

               Net Loss                              $        (8,691)     $       (54,632)      $       (63,323)
                                                       =============         ============         =============

               Loss Per Share                        $          (.45)                           $         (3.24)
                                                       =============                              =============

         Prior Year Acquisition

         In December 1993, the Company acquired the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $27,200,000. The Company paid The Jones Group, Ltd. $680,000 for brokerage services related to this acquisition. At that time, the Company owned only 20% of The Jones Group, Ltd. The North Augusta System acquisition was accounted for using the purchase method of accounting. Its results of operations are included in the Company's Consolidated Statements of Operations from December 15, 1993 forward.

         Proposed Acquisitions by the Company

         On September 5, 1995, the Company entered into an asset purchase agreement with Cable TV Joint Fund 11, a joint venture (the "Venture") among Cable TV Fund 11-A, Ltd., Cable TV Fund 11-B, Ltd., Cable TV Fund 11-C, Ltd. and Cable TV Fund 11-D, Ltd., Colorado limited partnerships managed by the Company, to acquire from the Venture the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System"). The purchase price is $15,735,667, which is the average of three separate independent appraisals of the fair market value of the Manitowoc System. The closing of this transaction is contingent upon the City of Manitowoc's approval of the renewal and transfer of the City of Manitowoc cable television franchise and the approval of the transaction by a majority of the limited partners of each of the four partnerships that form the Venture. The Company, as general partner of the partnerships that form the Venture, will receive a distribution of approximately $3,900,000 upon the closing of this transaction. The Manitowoc System passes approximately 16,000 homes and serves approximately 10,800 basic subscribers.

         On September 5, 1995, the Company entered into an asset purchase agreement with Jones Spacelink Income Partners 87- 1, L.P., a Colorado limited partnership managed by the Company, to acquire from that partnership the cable television systems serving the communities of Lodi, Burbank, Lafayette Township, New London, Bailey Lakes, Savannah Shreve, Jeromesville, West Lafayette, Loudonville, Perrysville, Creston, Gloria Glens, Sterling, Seville, Westfield Center, Chippewa, Lake

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



Area, Rittman, West Salem, Bloomville, Spencer, Polk and Congress, all in the State of Ohio (the "Lodi System"). The purchase price is $25,706,000, which is the average of three separate independent appraisals of the fair market value of the Lodi System. The Lodi System passes approximately 20,600 homes and serves approximately 15,100 basic subscribers.

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

         On September 5, 1995, the Company entered into a second asset purchase agreement with Jones Spacelink Income/Growth Fund 1-A, Ltd. to acquire from that partnership the cable television system serving the areas in and around Lake Geneva, Wisconsin (the "Lake Geneva System"). The purchase price is $6,345,667, which is the average of three separate independent appraisals of the fair market value of the Lake Geneva System. The Lake Geneva System passes approximately 5,400 homes and serves approximately 3,600 basic subscribers.

         Funding for these acquisitions is expected to be provided by borrowings available under the Company's revolving credit facility. The closings of the Company's acquisitions of the Manitowoc System, the Lodi System, the Ripon System and the Lake Geneva System are not contingent upon the closing of the Time Warner exchange.

         Proposed Exchange by the Company

         On September 1, 1995, the Company entered into an asset exchange agreement (the "Time Warner Exchange Agreement") with Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated party. Pursuant to the Time Warner Exchange Agreement, the Company will convey to Time Warner the cable television system serving Hilo, Hawaii (the "Hilo System") and the cable television system serving Kenosha, Wisconsin (the "Kenosha System") as well as the Manitowoc System, the Lodi System, the Ripon System and the Lake Geneva System. The Hilo System and the Kenosha System serve approximately 17,000 and 27,000 basic subscribers, respectively, and pass approximately 23,000 and 39,000 homes, respectively. In return, the Company will receive from Time Warner the cable television systems serving the communities in and around Savannah, Georgia (the "Savannah System") and cash in the amount of $4,000,000, subject to normal closing adjustments. Taking into account the aggregate purchase price to be paid by the Company for the Lodi System, the Lake Geneva System, the Ripon System and the Manitowoc System and the estimated valuation of the Hilo System and the Kenosha System, less the $4,000,000 cash purchase price to be paid by Time Warner to the Company, the aggregate consideration to be paid for the Savannah System is approximately $119,195,000. The Savannah System passes approximately 100,000 homes and serves approximately 63,000 subscribers. This transaction will be considered a non-monetary exchange of similar productive assets for accounting purposes and the Savannah System will be recorded at the historic costs of the assets given up less the $4,000,000 cash consideration.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



         The closing of the transaction contemplated by the Time Warner Exchange Agreement is subject to customary closing conditions, including obtaining necessary governmental and other third party consents. The parties intend to complete the transactions during the first half of 1996, but there can be no assurance that all conditions will be satisfied or waived by that time. Either party may terminate the Time Warner Exchange Agreement if the transactions are not completed on or before September 30, 1996. The Company will pay Financial Group a $1,286,000 fee upon the completion of the Time Warner Exchange Agreement as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated brokers.

         Sales by the Company

         During 1993, the Company sold the cable television system serving a portion of San Diego County, California for $15,258,000. Brokerage fees totaling approximately $381,000, or 2 1/2% of the sales prices, were paid to The Jones Group, Ltd., which at the time was owned 20% by the Company. The Company recognized a loss relating to this transaction of $3,231,000 during 1993.

         On January 7, 1994, the Company entered into an agreement with Bresnan Communications Company ("Bresnan") to sell its Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Closing on this transaction occurred in July 1994. The Company paid The Jones Group, Ltd., which at the time was owned 20% by the Company, $912,500 for brokerage services related to this acquisition. Proceeds from the sale of the Gaston System were used to repay amounts outstanding on the Company's credit facility. The Company recognized a gain of $15,496,400 related to this transaction.

         Proposed Sale by Managed Partnership

         On October 6, 1995, Cable TV Fund 11-B, Ltd. ("Fund 11-B"), one of the Company's managed partnerships, entered into an agreement to sell the cable television systems serving areas in and around Lancaster, New York to an unaffiliated third party for $84,000,000. Upon closing of this transaction, Fund 11-B will repay its indebtedness, a brokerage fee and a sales tax liability, and Fund 11-B then will distribute the remaining proceeds to its partners. The Company, as general partner of Fund 11-B, expects to receive a distribution of approximately $13,950,000 related to this transaction. In addition, The Jones Group, Ltd., which became a wholly owned subsidiary of the Company on December 20, 1994, will receive a fee of $2,100,000 for acting as the broker in this transaction. The closing of this transaction is expected to occur in the first half of 1996.

3.       TRANSACTIONS WITH RELATED PARTIES

         The Company and the limited partnerships for which the Company is general partner (Note 5) have had, and will continue to have, certain transactions with International and its other subsidiaries. Principal recurring transactions are as follows:

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



         Costs Shared by the Company and Managed Partnerships

         Jones Interactive, Inc. ("Jones Interactive"), a wholly-owned subsidiary of International, provides information management and data processing services for all companies affiliated with International. Charges to the various operating companies are based on usage of computer time by each entity. Amounts charged to the Company and its affiliated partnerships for the years ended December 31, 1995, 1994 and 1993 totaled $6,439,000, $5,361,000 and
$4,175,000, respectively.

         The Company is party to a lease with Jones Properties, Inc., a wholly-owned subsidiary of International, under which the Company has leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term, expiring July 2000, with three 5-year renewal options. The annual rent is not to exceed $24.00 per square foot, plus operating expenses. The Company has subleased approximately 49% of the building to International and certain affiliates of International on the same terms and conditions as the above-mentioned lease. Rent payments to Jones Properties, Inc., net of subleasing reimbursements, for the three years ended December 31, 1995, 1994 and 1993 were $1,645,000, $1,762,000 and $1,735,000, respectively.

         Upon the closing of the BCI investment in December 1994, the Company entered into a Secondment Agreement with BCI. Pursuant to the Secondment Agreement, BCI provided nine secondees during 1995. These secondees worked for the Company and its managed partnerships. The Company reimbursed BCI for the full employment costs of such individuals. The Company reimbursed BCI $823,000 during the year ended December 31, 1995. No such reimbursements were made during 1994 or 1993.

         The Company paid approximately 25%, 21% and 21% of the above-described data processing, rental and secondment expenses during the years ended December 31, 1995, 1994 and 1993, respectively. The remainder of the expenses were allocated to and paid by the Company's managed limited partnerships.

         Costs Borne and Payments Received by the Company

         In 1992, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite leased by Space Segment. Under the license agreement, as amended, which expired December 31, 1994, the Company, Jones Infomercial Networks, Inc. and Jones Computer Network, Ltd. ("JCN"), both affiliates of International, had a license to use the transponder for their respective purposes. The Company recognized $1,172,000 and $2,400,000 of rental expense related to this lease agreement during the years ended December 31, 1994 and 1993, respectively. Because the license has expired, no expense related to this lease agreement was recognized during the year ended December 31, 1995.

         Product Information Network, Inc. ("PIN") is an affiliate of International that provides a satellite programming service. PIN shows product infomercials 24 hours a day, seven days a week. A portion of the revenues generated by PIN are paid to the cable television systems that carry PIN's programming. Most of the Company's owned cable television systems carry PIN for all or part of each day. Aggregate payments received by the Company from PIN relating to the Company's owned cable television systems

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



totaled approximately $300,000 and $103,000 for the years ended December 31, 1995 and 1994, respectively. No such payments were made for the year ended December 31, 1993.

         The Company has incurred approximately $2,717,000, $2,994,000 and $3,849,000 of related party expenses in connection with the related party transactions shared with managed partnerships and the related party costs borne solely by the Company, which have been charged to operating, general and administrative expenses during the years ended December 31, 1995, 1994 and 1993, respectively.

         Effective upon the closing of the BCI investment in December 1994, the Company entered into a Supply and Services Agreement with BCI. Pursuant to the Supply and Services Agreement, BCI provides the Company with access to the expert advice of personnel from BCI and its affiliates for the equivalent of three man-years on an annual basis. The Company will pay an annual fee of $2,000,000 to BCI during the term of the agreement. Payments to BCI under the Supply and Services Agreement during the year ended December 31, 1995 totaled $2,000,000. No payments were made during the years ended December 31, 1994 and 1993.

         Financial Group, which is owned by International and Glenn R. Jones, performs services for the Company as its agent in connection with negotiations regarding various financial arrangements of the Company. The Company has entered into a Financial Services Agreement with Financial Group pursuant to which Financial Group has agreed to render financial advisory and related services to the Company for a fee equal to 90% of the fees that would be charged to the Company by unaffiliated third parties for the same or comparable services. The Company will pay Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and will reimburse Financial Group for its reasonable out-of-pocket expenses. The term of the Financial Services Agreement is for eight years. The Company paid fees totaling $1,328,400 in 1995 related to the purchase of the Dale City System.
In December 1994, the Company paid fees of $2,000,000 to Financial Group for its services to the Company in connection with the BCI investments in the Company (see Note 1). In addition, the Company paid an advisory fee of L.414,854 (approximately $632,600) to Financial Group in 1994 for its services to the Company in connection with the Company's transfer of all of its interests in its cable/telephony properties in the United Kingdom to Bell Cablemedia plc (see Note 4).

         During 1994 and 1993, the Company carried accounts receivable from International and its affiliates totaling $2,000,000. This receivable was repaid in January 1995. Interest on such receivables was charged at the Company's average cost of borrowing plus 2%.

         For information about additional transactions between the Company and related parties, see Note 4 below.

4.       INVESTMENTS IN CABLE TELEVISION PARTNERSHIPS AND JOINT VENTURES

         Jones Global Group, Inc.

         The Company owns a 38% interest in Jones Global Group, Inc. ("Jones Global Group"), a Colorado corporation of which 62% is owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. In July 1994, Jones Global Group sold 1,100,000 ADSs. Jones Global Group paid an advisory fee of L.251,812 (approximately $384,000) to Financial Group for its services to Jones Global Group in connection with the aforementioned United Kingdom transactions. In 1995, Jones Global Group sold an additional 444,200 ADSs. The Company accounts for Jones Global Group using the equity method of accounting and accordingly has recorded its share of gain relating to the sale of ADSs by Jones Global Group.

         Bell Cablemedia plc

         On July 22, 1994, the Company and certain of its wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. As a result of this transaction, the Company no longer owns any direct interest in cable/telephony properties in the United Kingdom. Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. On October 13, 1994, Spanish Holdings and Jones International Spanish Investments, Inc., a subsidiary of International, transferred all of their interests in their cable/telephony properties in Spain to Bell Cablemedia in exchange for a total of 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. Such shares subsequently were transferred to the Company in repayment of advances made to finance such affilates' Spanish operations. As a result of this transaction, the Company and its affiliates no longer own any direct interest in cable/telephony properties in Spain. The Company paid an advisory fee of L.414,854 (approximately $632,600) to Financial Group in 1994 for its services to the Company in connection with the aforementioned United Kingdom and Spain transactions. The 6,225,796 ADSs of Bell Cablemedia plc held by the Company are now considered available for sale because of an effective shelf registration statement that is available to the Company. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the ADSs are reflected at their estimated fair market value with the unrealized holding gain reflected as a separate component of shareholders' investment.

         Mind Extension University, Inc.

         During 1992, the Company invested $10,000,000 in ME/U, an affiliated company and subsidiary of JEN, that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. Through its acquisition of the assets of Spacelink, the Company obtained an additional 13% interest in ME/U in December 1994. Spacelink had acquired such interest for $3,135,000. Payments made to ME/U by the Company for programming provided to the Company's owned cable television systems for the years ended December 31, 1995, 1994 and 1993 totaled approximately $196,000, $116,000 and $90,000, respectively. At December 31, 1995, the Company's net investment in ME/U was $2,419,977.

         Jones Education Networks, Inc.

         In 1993, 1994 and 1995, the Company advanced a total of $20,000,000 to ME/U. Interest on such advances was charged at the Company's weighted average cost of borrowing plus two percent. On

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



April 11, 1995, the Company converted its advances to ME/U into shares of Class A Common Stock of Jones Education Networks, Inc. ("JEN"), the parent company of ME/U, for an approximate 17% equity interest in JEN. JEN is an affiliate of International and, in addition to its 51% ownership of ME/U, JEN owns an 81% interest in Jones Computer Network, Ltd. ("JCN"). Payments made to JCN by the Company for programming provided to the Company's owned cable television systems for the years ended December 31, 1995 and 1994 totaled approximately $488,000 and $68,000, respectively. No such payments were made for the year ended December 31, 1993.

         Jones Intercable Investors, L.P.

         The Company is the general partner of Jones Intercable Investors, L.P., a Colorado limited partnership, which was formed on September 18, 1986, and the Company owns a 1% general partner interest. In a series of transactions, the Company purchased limited partnership units, giving the Company an approximate 19% limited partner interest in Jones Intercable Investors, L.P. The Company's net investment in this partnership totaled approximately $3,982,000 at December 31, 1995. Based upon the quoted market price of $12.38 per unit at December 31, 1995, the quoted market value of this investment was approximately $19,709,000. The Company has accounted for this investment using the equity method of accounting.

         Jones Cyber Solutions, Ltd.

         The Company and Jones Cyber Solutions, Ltd. ("JCS"), an indirect subsidiary of International, have formed a venture, known as Jones Customer Service Management, L.L.C., for the purpose of developing a subscriber billing and management system. As of December 31, 1995, the Company had invested $5,200,000 in the venture. JCS is performing the basic system development work for the venture and is being paid periodically on a time and materials basis, plus 10% of the amount charged, for its own service. Upon the completion of the billing and management system software, the Company and JCS will have license rights to use such system in perpetuity. The venture will also perform additional services to the Company in the implementation of the new subscriber billing and management system. The venture intends to subcontract such maintenance and conversion services to JCS on the basis of time and materials plus 10% of the amount of the JCS services. The venture will grant to JCS the exclusive right to distribute the system to third parties for a period of five years for a commission on the license fees to be earned by the venture from such licensing.

5.       MANAGED PARTNERSHIPS

         Organization

         The Company is general partner for a number of limited partnerships formed to acquire, construct, develop and operate cable television systems. In addition, through its acquisition of Spacelink, the Company obtained general partner interests in a number of partnerships previously managed by Spacelink. Partnership capital has been raised principally through a series of public offerings of limited partnership interests. The Company made a capital contribution of $1,000 to each partnership and is allocated 1% of all partnership profits and losses. The Company also purchased limited partner interests in certain of the partnerships and generally participates with respect to such interests on the same basis as other limited partners.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



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

         Any distributions other than from cash flow made by Jones Intercable Investors, L.P. (Note 4) are generally distributed as follows: first, to the holders of the Class A Units an amount which, together with all prior distributions of cash flow from operations, will equal a preferred return equal to 10% per annum, cumulative and noncompounded, on an amount equal to $16.00 per Class A Unit, less any portion of such amount which may have been returned to the Unitholders from prior sale or refinancing proceeds; second, to the holders of Class A Units an amount which, together with all prior distributions other than distributions of cash flow from operations, will equal $16.00 per Class A Unit, and the remainder, 60% to the holders of the Class A Units and 40% to the general partner.

         For the partnerships formerly managed by Spacelink, any partnership distributions made from cash flow, as defined, are generally allocated 99% to the limited partners and 1% to the general partner. The

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



general partner is also entitled to partnership distributions other than from cash flow, such as from the sale or refinancing of systems or upon dissolution of the partnerships, which are a portion of the net remaining assets of such partnership ranging from 15% to 40% after payment of partnership debts and after investors have received an amount equal to their capital contribution plus, in most cases, a preferential return on their investment.

         The Company recognized distributions from managed partnerships totaling $13,222,000 for the year ended December 31, 1995. No such distributions were recognized during 1994 or 1993. The $13,222,000 distribution received during 1995 from Cable TV Fund 12-B, Ltd. upon the sale to the Company of the cable television system serving the area in and around Augusta, Georgia was recorded as a reduction in the Company's basis in the assets of the Augusta System.

         Allocations

         The Company's managed limited partnerships reimburse the Company for certain allocated overhead and administrative expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel (including secondees of BCI), rent, data processing services and other corporate facilities costs. The Company provides engineering, marketing, administrative, accounting, information management, legal, investor relations and other services to the partnerships. Allocations of personnel costs have been based primarily on actual time spent by Company employees with respect to each partnership managed. Remaining overhead costs have been allocated based on revenues and/or the relative cost of partnership assets managed. As of December 1993, remaining overhead costs have been allocated based solely on revenues. Company-owned systems are also allocated a proportionate share of these expenses under the allocation formulas described above. Amounts charged partnerships and other affiliated companies have directly offset the Company's general and administrative expenses by approximately $31,987,000, $32,645,000 and $30,196,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Advances

         The Company has made advances to certain of the limited partnerships primarily to accommodate expansion and other financing needs of the partnerships. Such advances bear interest at rates equal to the Company's weighted average cost of borrowing which, for the year ended December 31, 1995 was 10.51%. Interest charged to the limited partnerships for the years ended December 31, 1995, 1994 and 1993 was $2,592,000, $4,250,000 and $1,814,000,
respectively.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



         Certain condensed financial information regarding managed partnerships, on a combined basis, is as follows:

                                                                                  December 31,
                                                            --------------------------------------------------
                                                                     1995             1994              1993
                                                            --------------------------------------------------
                                                                              (Stated in Thousands)
Total assets                                                 $    806,319        $     923,117    $     986,560
Debt                                                              676,760              688,393          668,015
Amounts due general partner                                        14,969               25,735           20,631
Partners' Capital (Net of
  accumulated deficit)                                             99,505              174,001          262,230

Revenues                                                          427,877              397,318          385,990
Depreciation and amortization                                     151,236              153,520          157,643
Operating loss                                                    (16,438)             (34,565)         (32,987)
Net income (loss)                                                  20,964              (80,988)         (73,655)


         The fair market values of the partnerships' assets, as determined by independent appraisals, exceed the combined amounts due the Company and other outstanding indebtedness for each individual partnership, with the exception of Spacelink Fund 4, Ltd. ("Fund 4"). The Company has reserved the portion of its advance to Fund 4 that exceeds the fair value of Fund 4's assets.

         The amount reported as combined net income (loss) for all managed limited partnerships for the year ended December 31, 1995 included gains on sales and liquidations recognized by certain partnerships which totaled approximately $91,693,000. No such gains were recognized during the years ended December 31, 1994 or 1993.

6.       NOTES RECEIVABLE

         On December 19, 1994, Spacelink received a promissory note from Jones Earth Segment, Inc.("Earth Segment"), then an affiliate of Spacelink, in conjunction with the transfer of Earth Segment to International. The Company acquired this note as part of the acquisition of Spacelink's assets. The principal sum is $6,554,500. Interest on the principal is at the prime rate plus one percent and is paid quarterly. The note matures on December 19, 1999. The note is secured by the real and personal property of Earth Segment.

         Pursuant to a tax sharing agreement with International, Spacelink was allocated tax benefits based on its pro rata share of taxable loss generated as part of the consolidated group. The tax sharing agreement was terminated effective June 1, 1993. The allocated benefits are to be paid no later than five years from the date they were created. The benefits accrue interest at the prime rate in effect at the time they were created. The Company, through its acquisition of Spacelink's assets, acquired a receivable from International relating to this tax sharing agreement. The balance of this receivable at December 31, 1995 was $1,834,000.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993




7.       DEBT

         Debt consists of the following:

                                                                                         December 31,
                                                                                 ----------------------------
                                                                                   1995               1994
                                                                                 ----------        ----------
                                                                                     (Stated in Thousands)
LENDING INSTITUTIONS:
   Credit facility                                                             $     30,000      $        -

SENIOR NOTES:
   Senior Notes due March 15, 2002, interest payable
     semi-annually at 9 5/8%                                                        200,000               -

SUBORDINATED DEBENTURES:
   Debentures due July 15, 2004, interest payable
     semi-annually at 11.5%, redeemable at the Company's
     option on or after July 15, 1997 at 106.75% of par,
     declining to par by July 15, 2000                                              160,000           160,000
   Debentures due March 1, 2008, interest payable
     semi-annually at 10.5%, redeemable at the Company's
     option on or after March 1, 2000 at 105.25% of
     par, declining to par by March 1, 2005                                         100,000           100,000
   Convertible debentures due June 1, 2007, interest
     payable semi-annually at 7.5%, redeemed October 12, 1995                           -              19,368

OTHER:
   Capitalized equipment lease
     obligations due in installments through 1998 and other debt                      2,714             2,210
                                                                                 ----------        ----------

                 Total debt                                                    $    492,714      $    281,578
                                                                                 ==========        ==========

         On October 31, 1995, the Company, through JCH, entered into a $500,000,000 reducing revolving credit facility with a group of commercial banks. The new credit facility provides for the transfer of a majority of the Company's cable television properties to JCH, which is the borrower under the credit facility. The entire $500,000,000 commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity of December 31, 2004. As of December 1995, $30,000,000 was outstanding under this agreement. Interest on outstanding obligations ranges from Base Rate to Base Rate plus 1/8% or LIBOR plus 5/8% to LIBOR plus 1 1/8% based on certain financial covenants. In addition, a commitment fee of 3/16% to 3/8% on the unused commitment is also required. The effective interest rate on amounts outstanding at December 31, 1995 was 6.56%.

         On March 23, 1995, the Company sold $200 million of 9 5/8% Senior Notes due 2002. The Senior Notes mature on March 15, 2002. The Senior Notes bear interest from the date of issuance at the rate of 9 5/8% per annum, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 1995. The Senior Notes are not redeemable prior to maturity and are not

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



subject to any sinking fund. The Senior Notes are senior unsecured obligations of the Company. The Company paid fees of $3,500,000 relating to this transaction. Such fees will be amortized over the life of the notes.

         The 11.5% Senior Subordinated Debentures due 2004 described above provide for annual sinking fund payments of $50,000,000 commencing July 15, 2002 which are calculated to retire 62 1/2% of the issue prior to maturity after consideration of the debt redemptions. There are no sinking fund requirements related to the 10.5% Senior Subordinated Debentures due March 1, 2008.

         On October 12, 1995, the Company redeemed the remaining outstanding 7.5% Convertible Subordinated Debentures (the "Convertible Debentures") due 2007, at a price equal to 101.5% of the principal amount, plus accrued interest. The total principal amount of the Convertible Debentures was $43,100,000, of which $23,732,000 were held by the Company and $19,368,000 were held by unaffiliated investors. The Convertible Debentures were redeemed with cash on hand. The Company recognized a loss of $692,000 relating to this redemption.

         The Company has never paid a cash dividend with respect to its shares of Common Stock or Class A Common Stock, and it has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business. Certain of the Company's credit arrangements restrict the right of the Company to declare and pay cash dividends without the consent of the holders of the debt.

         At December 31, 1995, the carrying amount of the Company's long-term debt was $492,714,000 and the estimated fair value was $536,814,000. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues. There are not significant debt maturities in the five years ended December 31, 2000.

8.       INCOME TAXES

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

         During 1995, 1994, and 1993, changes in the Company's temporary differences and losses from operations, which result primarily from depreciation and amortization, resulted in deferred tax benefits which were offset by a valuation allowance of an equal amount. No current or deferred federal income tax expense or benefit was recorded from continuing operations during the reporting periods.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



         Income tax expense attributable to income or loss from continuing operations differs from the amounts computed by applying the Federal income tax rate of 35% in 1995, 1994, and 1993 as a result of the following:

                                                                              Year Ended December 31,
                                                            --------------------------------------------------
                                                                    1995             1994                1993
                                                            --------------------------------------------------
                                                                            (Stated in Thousands)
Computed "expected" tax (benefit) expense                   $     (7,358)      $     (3,042)      $     (12,623)

State and local taxes, net of federal income
  tax benefit                                                       (619)              (194)             (1,150)
Dividends excluded for income tax purposes                           (73)              (118)                (21)
Intangibles not deductible for tax purposes                          500                971                 243
Tax credits                                                          -                  -                   591
Other                                                                261                 98                  17
                                                              ----------         ----------         -----------

Total income tax (benefit) provision from operations              (7,289)            (2,285)            (12,943)
Tax effect of extraordinary operations                              (265)               -                (4,889)
Valuation Allowance                                                7,554              2,285              17,832
                                                              ----------         ----------         -----------

Total income tax benefit                                    $        -         $        -         $        -
                                                              ==========         ==========         ===========


         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                                                 December 31,
                                                             ---------------------------------------------------
                                                                   1995                              1994
                                                               ------------                      ------------
                                                                            (Stated in Thousands)

Deferred Tax Assets:
  Net operating loss carryforwards                              $     58,411                  $     53,226
  Investment tax credit carryforwards                                  1,076                         1,076
  Alternative minimum tax credit carryforwards                         1,116                         1,116
  Investment in affiliates and domestic television
    partnerships                                                       9,661                        10,093
Future deductible amounts associated with other
  assets and liabilities                                               2,330                         1,987
                                                                  ----------                    ----------

Total gross deferred tax assets                                       72,594                        67,498

Valuation allowance on deferred tax assets                           (29,253)                      (43,509)

Deferred tax liabilities
  Property and equipment, due to differences
    in depreciation methods for financial statement
    and tax purposes                                                 (24,608)                      (21,596)
Investment in Bell Cablemedia plc                                    (14,871)                        1,469
                                                                  ----------                    ----------

Net deferred tax asset                                          $      3,862                  $      3,862
                                                                  ==========                    ==========

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



         At December 31, 1995, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $75,371,000 for alternative minimum tax ("AMT") and $152,709,000 for regular tax which expire $43,126,000 in 2004, $26,203,000 in 2007, $40,809,000 in 2008, $30,216,000 in 2009,
4,025,000 in 2010 and $8,330,000 in 2011. The Company also had investment tax credit carryforwards of $1,076,000 expiring in 1998 through 2005.

         The Company entered into transactions during the current year which resulted in a change in greater than 50% of the ownership interests of the Company shares. Tax statutes limit the utilization of existing tax NOLs when this occurs to a specified amount each year plus the amount of existing built-in gain in corporate assets at the ownership change. Management believes that the application of the limitation will not likely cause taxable income to occur in a future period due to unavailability of limited NOLs.

         Management believes that sufficient taxable income will be incurred during the loss carryforward period to utilize approximately $81,961,000 of the $152,709,000 of regular tax loss carryforwards at December 31, 1995.
Therefore, a valuation allowance has been established for approximately $70,748,000 of net operating losses and for all investment tax credits and alternative minimum tax credit carryforwards.

9.       STOCK OPTIONS

         In 1984, the shareholders of the Company approved the adoption of a nonqualified stock option plan (the "1984 Plan") to provide for the grant of stock options to key contributors to the Company. As of December 31, 1995, options to purchase 708,396 shares had been granted under the 1984 Plan, of which 411,131 shares were exercised and options to purchase 216,005 shares had been terminated or forfeited upon resignation of the holders. No additional options will be granted pursuant to the 1984 Plan.

         The Company's 1992 stock option plan (the "1992 Plan") was approved by the Company's shareholders in August 1992. Under the terms of the 1992 Plan, a maximum of 1,800,000 shares of Class A Common Stock and 200,000 shares of Common Stock are available for grant. All employees of the Company, its parent or any participating subsidiary, including directors of the Company who are also employees, are eligible to participate in the 1992 Plan. Options generally become exercisable in equal installments over a four-year period commencing on the first anniversary of the date of grant. The options expire, to the extent not exercised, on the tenth anniversary of the date of grant, or upon the recipient's earlier termination of employment with the Company. Options can be incentive stock options or non-statutory stock options. The exercise price may not be less than 100% of the fair market value for incentive stock options, but may be less than fair market value for non-statutory options. Stock appreciation rights may be granted in tandem with the grant of stock options. The Board of Directors may, in its discretion, establish provisions for the exercise of options different from those described above.
In 1994 and 1995, the Company recognized approximately $261,000 and $261,000, respectively, of non-cash compensation expense related to stock options granted on November 9, 1993 under the 1992 Plan. As of December 31, 1995, options to purchase 1,445,039 shares of Class A Common Stock had been granted, of which options to purchase 10,367 shares had been exercised and 34,078 shares had been terminated or forfeited upon resignation of the holders. As of December 31, 1995, all 200,000 of the Common Stock options authorized by the 1992 Plan had been granted and exercised.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



         Information concerning Class A Common Stock options is as follows:

                                                                           December 31,
                                                  ----------------------------------------------------------
                                                       1995                    1994                 1993
                                                  ----------------------------------------------------------
Available for grant                                        396,108            1,166,768            1,148,541

Outstanding                                              1,482,394              792,401              852,628
  Price range, per share                           $   5.625-13.81     $    5.625-13.81     $    5.625-13.81

Exercisable                                                412,095              266,123              120,150
  Price range, per share                           $   5.625-13.81     $    5.625-13.81     $   5.625-6.1875

Granted during period                                      786,511                  -                610,928

Terminated during period                                    15,851               18,227                  -

Exercised during period                                     80,667               42,000               45,425
  Price range, per share                           $   5.625-13.81     $          5.625     $          5.625

10.      CLASS A COMMON STOCK

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

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



11.      COMMITMENTS AND CONTINGENCIES

         The Company rents office facilities and equipment under various long-term lease arrangements. Minimum commitments under noncancellable operating leases for the five years ending December 31, 2000 and thereafter are as follows:

                                                Building         Facilities      Equipment
                                                  Lease            Leases            Leases           Total
                                               -----------      -----------      -------------    -----------
                                                                      (Stated in Thousands)
                     1996                      $    1,242       $    1,700       $      334       $    3,276
                     1997                           1,242            1,276              287            2,805
                     1998                           1,242            1,119              124            2,485
                     1999                           1,242              814               71            2,127
                     2000                             725              660               29            1,414
                 Thereafter                           -              1,201              -              1,201
                                                 --------         --------         --------         --------

                 Total commitments             $    5,693       $    6,770       $      845       $   13,308
                                                 ========         ========         ========         ========

          Rent paid during the years ended December 31, 1995, 1994 and 1993, totaled $3,698,000, $3,062,000 and $2,925,000, respectively.

         Certain amounts included in lease commitments will be allocated to managed limited partnerships using the method discussed in Note 5.

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

         Under the terms of the partnership agreement of the Partnership, the Company has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by the Company upon such sale was approximately $73,200,000. The amount of damages being sought by the plaintiffs has not been specified.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



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

         Subsequently, the plaintiffs have filed an amended complaint in the Missouri case, recasting their allegations in terms of breach of contract, common law fraud, conversion and breach of fiduciary duty. The plaintiffs reasserted their right to a jury trial. On October 4, 1995, the court granted the Company's motion for summary judgment on the common law fraud, conversion and breach of fiduciary duty claims and also struct plaintiffs' demand for a jury trial. As a result, there is only one remaining substantive claim (breach of contract); no claim for punitive damages; and the trial will be to the Court commencing on April 29, 1996.

         On October 25, 1995, plaintiffs and Jones Group filed, in the Colorado action, a joint motion to stay the Colorado action until the resolution of the Missouri action. The motion to stay is pending before the Colorado court.

         The Company has conducted written discovery in the form of interrogatories and requests for production of documents; has noticed the depositions of plaintiffs and plaintiffs' expert and has retained an expert to testify that the three appraisals were performed in accordance with standard appraisal methodologies. Although plaintiffs have retained an "expert" appraiser to testify that the value of the Alexandria System in November 1992 was $85 million, approximately $12 million more than the purchase price, the Company believes both that the purchase price was fair and that the brokerage commission was properly paid to Jones Grouip in accordance with the express terms of the partnership agreement. Consequently, the Company intends to defend the litigation at trial in April 1996.

         In August 1995, Cable TV Fund 12-BCD Venture (the "Venture"), a Colorado joint venture in which Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Colorado limited partnerships, are general partners, entered into a purchase and sale agreement pursuant to which the Venture agreed to sell the Tampa, Florida cable television system (the "Tampa System") to the Company. The Company is the general partner of each of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. Closing of the purchase of the Tampa System by the Company occurred on February 28, 1996. After closing, the Company exchanged the Tampa System with an unaffiliated cable television operator in return for systems owned by that operator.

         On September 20, 1995, a civil action entitled David Hirsch, on behalf of himself and all others similarly situated, Plaintiff vs. Jones Intercable, Inc., Defendant, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-1800). The plaintiff has brought the action as a class action on behalf of himself and all other limited partners of Cable TV Fund 12-D, Ltd. against the

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993



Company seeking to recover damages caused by the Company's alleged breaches of its fiduciary duties to the limited partners of Cable TV Fund 12-D, Ltd. in connection with the sale to the Company of the Tampa System. On January 25, 1996, the Plaintiff filed an amended complaint and request for a jury trial. The Company believes that it has meritorious defenses, and the Company intends to defend this lawsuit vigorously.

         On November 17, 1995, a civil action entitled Martin Ury, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Plaintiff vs. Jones Intercable, Inc., Defendant and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Nominal Defendants, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-2212). The plaintiff, a limited partner of Cable TV Fund 12-D, Ltd., has brought the action as a derivative action on behalf of the three partnerships that comprise the Venture against the Company seeking to recover damages caused by the Company's alleged breaches of its fiduciary duties to the Venture and to the limited partners of the three partnerships that comprise the Venture in connection with the sale to the Company of the Tampa System and the subsequent exchange of the Tampa System with an unaffiliated cable television operator in return for systems owned by that operator. On February 1, 1996, the Company filed a Motion to Dismiss the Complaint on the ground that it fails to state a claim upon which relief can be granted as a matter of law. The Company believes that it has meritorious defenses, and the Company intends to defend this lawsuit vigorously.

         In addition to the above matters, the Company is involved in certain other litigation in its normal course of business. The Company is also negotiating the renewal of certain franchise agreements with franchising authorities. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

12.      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:

                                                                                December 31,
                                                                            -------------------
                                                                           1995             1994
                                                                           ----             ----
         Cable distribution systems                                   $     358,242    $     249,130
         Buildings                                                           13,721            7,055
         Land                                                                 3,665            2,212
         Equipment and tools                                                 12,277            9,273
         Premium service equipment                                           33,481           27,717
         Earth receive stations                                               3,450            3,667
         Vehicles                                                             3,125            1,873
         Leasehold improvements and office furniture                         20,049           15,480
         Construction work in progress                                        4,029              583
         Other                                                               23,397           16,676
                                                                        -----------      -----------
                                                                            475,436          333,666

         Accumulated depreciation                                          (171,948)        (144,043)
                                                                        -----------      -----------
                                                                      $     303,488    $     189,623
                                                                        ===========      ===========

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
              For the years ended December 31, 1995, 1994 and 1993



13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                 1995
                                                    ------------------------------------------------------------
                                                                          Three Months Ended
                                                    ------------------------------------------------------------
                                                     March 31         June 30       September 30     December 31
                                                    ----------     -------------    ------------     -----------
                                                                (In Thousands Except Per Share Data)
         Revenues                                   $    43,891     $    43,816     $    44,736     $   56,395
         Depreciation and
           amortization                                  12,014          12,811          12,796         18,184
         Operating income                                 3,859           3,310           4,469          3,091
         Net loss                                        (3,855)         (6,195)         (4,449)        (7,217)
         Net loss per share                         $      (.12)    $      (.20)    $      (.14)    $     (.23)


                                                                                 1994
                                                    ------------------------------------------------------------
                                                                          Three Months Ended
                                                    ------------------------------------------------------------
                                                     March 31         June 30       September 30     December 31
                                                    ----------     -------------    ------------     -----------
                                                                (In Thousands Except Per Share Data)
         Revenues                                   $    32,495     $    32,908     $    32,616     $   33,870
         Depreciation and
           amortization                                  10,682          12,248          10,525         12,130
         Operating income                                 3,608           2,232           3,365          1,973
         Net income (loss)                               (6,361)         (7,137)         10,585         (5,778)
         Net income (loss) per share                $      (.35)    $      (.36)    $       .53     $     (.27)

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

         The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than April 29, 1996. The information regarding executive officers required by Item 401 of Regulation S-K of the Form 10-K may be found under the caption "Executive Officers of the Company" at the end of Part I of this Form 10-K.


                                    PART IV

ITEM 14.                  EXHIBITS AND REPORTS ON FORM 8-K

                          (A)(1)  FINANCIAL STATEMENTS AND REPORT OF
                          INDEPENDENT PUBLIC ACCOUNTANTS.

                          (A)(2)  SCHEDULES.

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

2.4 Purchase and Sale Agreement dated February 22, 1995 between Cable TV Fund 12-B, Ltd. and the Company.
                          (22)

2.5 Amendment No. 1 dated July 24, 1995 to Purchase and Sale Agreement dated February 22, 1995 between Cable TV Fund 12-B, Ltd. and the Company. (25)

2.6 Asset Purchase Agreement dated May 31, 1995 between Benchmark Manassas Cable Fund Limited Partnership and the Company. (23)

2.7 Asset Purchase Agreement dated May 31, 1995 between Cablevision of Manassas Park, Inc. and the Company.
                          (23)

2.8 Asset Purchase Agreement dated as of June 30, 1995 between Columbia Associates, L.P. and the Company.
                          (25)

2.9 Purchase and Sale Agreement dated as of August 11, 1995 between IDS/Jones Growth Partners 87-A, Ltd. and the Company. (25)

2.10 Purchase and Sale Agreement dated as of August 11, 1995 between Jones Cable Income Fund 1-B, Ltd. and the Company. (25)

2.11 Purchase and Sale Agreement dated as of August 11, 1995 between Cable TV Fund 12-BCD Venture and the Company. (25)

2.12 Asset Exchange Agreement dated as of August 11, 1995 between Time Warner Entertainment-Advance/Newhouse Partnership and the Company. (25)

2.13 Asset Purchase Agreement dated September 5, 1995 between Cable TV Joint Fund 11 and the Company relating to the Manitowoc System. (26)

2.14 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income Partners 87-1, L.P. and the Company relating to the Lodi System. (26)

2.15 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income/Growth Fund 1-A, Ltd. and the Company relating to the Ripon System. (26)

2.16 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income/Growth Fund 1-A, Ltd. and the Company relating to the Lake Geneva System.
                          (26)

2.17 Asset Exchange Agreement dated September 1, 1995, between the Company and Time Warner Entertainment Company, L.P. (26)

2.18 Assignment and Assumption Agreement dated as of September 15, 1995 between the Company and Jones Cable Holdings, Inc.

2.19 Purchase and Sale Agreement dated as of October 18, 1995 between the Company and Jones Cable Holdings, Inc.

3.1                       Articles of Incorporation and amendments thereto of
                          the Company.  (2)

3.2                       Amendment to Articles of Incorporation of Company
                          filed July 24, 1995.  (25)

3.3                       Bylaws of the Company.  (25)

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

4.2 Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (5)

4.3 First Supplemental Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (5)

4.4 Second Supplemental Indenture, dated as of March 1, 1993, between the Company and First Trust National Association. (6)

4.5 Form of Shareholders Agreement among Glenn R. Jones, Jones International, Ltd., Bell Canada International Inc. and the Company. (1)

4.6 Indenture dated March 23, 1995 with respect to the Senior Notes, between the Company and U.S. Trust Company of California, N.A. (31)

4.7 First Supplemental Indenture dated as of March 23, 1995 with respect to $200,000,000 aggregate principal amount of the Company's 9 5/8% Senior Notes due 2002, between the Company and the Trustee. (31)

10.1.1 Form of Financial Services Agreement between Jones Financial Group, Ltd. and the Company. (1)

10.1.2 Form of Employment Agreement between Glenn R. Jones and the Company. (1)

10.1.3 Form of Supply and Services Agreement between Bell Canada International Inc. and the Company. (1)

10.1.4 Form of Secondment Agreement between Bell Canada International Inc. and the Company. (1)

10.1.5 Form of Option Agreement for Glenn R. Jones and Jones International, Ltd. between Bell Canada International Inc. and Newco. (1)

10.1.6 Affiliate Agreement dated August 1, 1994 between the Company and Jones Computer Network, Ltd. (25)

10.1.7 Affiliate Agreement dated August 1, 1994 between the Company and Jones Infomercial Networks, Inc. (25)

10.1.8                    Services Agreement between the Company and Jones
                          Interactive, Inc.  (25)

10.1.9 Indemnification Agreement dated March 14, 1994, among the Company, Howard O. Thrall and George J. Feltovich. (21)

10.2.1                    Non-Qualified Stock Option Plan of the Company. (7)

10.2.2                    Form of Non-Qualified Stock Option Agreement. (7)

10.2.3                    1992 Stock Option Plan. (8)

10.2.4                    Form of Basic Incentive Stock Option Agreement. (8)

10.2.5                    Form of Basic Non-Qualified Stock Option Agreement.
                          (8)

10.3.1 Office Lease, dated June 8, 1984, between the Company and Jones Properties, Inc., regarding office space at 9697 East Mineral Avenue, Englewood, Colorado. (9)

10.3.2 Office Building Lease dated December 9, 1994 between Jones Panorama Properties, Inc. and the Company regarding Lot 4, Panorama Office Park. (25)

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

10.5.1 Credit Agreement dated December 8, 1992 among the Company, Barclays Bank PLC, Corestates Bank, N.A. and The Bank of Nova Scotia, as Co-Agents and the various lenders named therein. (3)

10.5.2 First Amendment and Waiver to Credit Agreement dated as of January 22, 1993, among the Company, Barclays Bank PLC, Corestates Bank, N.A. and The Bank of Nova Scotia, as Co-Agents and NationsBank of Texas, N.A., as Managing Agent for various lenders. (3)

10.5.3 Second Amendment to Credit Agreement dated November 30, 1994 among the Company, Barclays Bank PLC, CoreStates Bank, N.A. and The Bank of Nova Scotia, as Lenders and as co-agents, and NationsBank of Texas, N.A., as a Lender and as Managing Agent. (25)

10.5.4 Third Amendment dated as of December 19, 1994 among the Company, Barclays Bank PLC, CoreStates Bank, N.A. and The Bank of Nova Scotia, as Lenders and as co-agents, and NationsBank of Texas, N.A., as a Lender and as Managing Agent. (25)

10.5.5 Credit Agreement among Jones Cable Holdings, Inc. and NationsBank of Texas, N.A. and The Bank of Nova Scotia, as lenders and as managing agents and various other lenders.

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

10.6.2 Copy of a franchise and related documents thereto granting a cable television system franchise for Oro Valley, Arizona. (2)

10.6.3 Copy of a franchise and related documents thereto granting a cable television system franchise for Pima County, Arizona. (2)

10.6.4 Copy of a franchise and related documents thereto granting a cable television system franchise for The Tucson National Golf Club. (2)

10.6.5 Copy of a franchise and related documents thereto granting a cable television system franchise for Los Angeles County, California. (17)

10.6.6 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Diamond Bar, California. (17)

10.6.7 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Oxnard, California. (2)

10.6.8 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Port Hueneme, California. (3)

10.6.9 Copy of a franchise and related documents thereto granting a cable television system franchise for the Naval Construction Battalion Center, Port Hueneme, California. (2)

10.6.10 Modification of franchise agreement dated June 23, 1993 for the Naval Construction Battalion Center, Port Hueneme, California. (3)

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

10.6.15 Copy of a franchise and related documents thereto granting a cable television system franchise for Clear Creek County, Colorado. (32)

10.1.16 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Empire, Colorado. (32)

10.1.17 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Georgetown, Colorado. (32)

10.1.18 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Idaho Springs, Colorado. (33)

10.1.19 Copy of a franchise and related documents thereto granting a cable television system franchise for the Municipality of Silver Plume, Colorado. (32)

10.1.20 Copy of a franchise and related documents thereto granting a cable television system franchise for Bay County, Florida. (33)

10.1.21 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Panama City Beach, Florida. (33)

10.1.22 Copy of a franchise and related documents thereto granting a cable television system franchise for the District of Hamakua, Hawaii. (34)

10.1.23 Copy of a franchise and related documents thereto granting a cable television system franchise for the Districts of South Hilo and Puna, Hawaii. (34) and
                          (32)

10.6.24 Copy of a franchise and related documents thereto granting a cable television system franchise for Aiken County, South Carolina. (21)

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

10.6.30 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Trenton, South Carolina. (21)

10.1.31 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Augusta, Georgia (Fund 12-B). (27)

10.1.32 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Blythe, Georgia (Fund 12-B). (28)

10.1.33 Copy of a franchise and related documents thereto granting a cable television system franchise for the County of Burke, Georgia (Fund 12-B). (29)

10.1.34 Copy of a franchise and related documents thereto granting a cable television system franchise for the Unincorporated Area of Columbia County, Georgia (Fund 12- B). (30)

10.1.35 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Hephzibah, Georgia (Fund 12-B). (27)

10.1.36 Copy of a franchise and related documents thereto granting a cable television system franchise for the Unincorporated Area of Richmond County, Georgia (Fund 12- B). 27)

10.6.37 Copy of a franchise and related documents thereto granting a cable television system franchise for Anne Arundel County, Maryland. (2)

10.6.38 Copy of a franchise and related documents thereto granting a cable television system franchise for Elizabeth Landing, Maryland. (2)

10.6.39 Copy of a franchise and related documents thereto granting a cable television system franchise for Ft. George G. Meade, Maryland. (17)

10.6.40 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Indian Head, Maryland. (3)

10.6.41 Copy of a franchise and related documents thereto granting a cable television system franchise for the Indian Head Division, Naval Surface Warfare Center, Indian Head, Maryland. (3)

10.6.42 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of La Plata, Maryland. (2)

10.6.43 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Cherryville, North Carolina. (2)

10.6.44 Copy of a franchise and related documents thereto granting a cable television system franchise for Cleveland County, North Carolina. (2)

10.6.45 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Cramerton, North Carolina. (3)

10.6.46 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Gastonia, North Carolina. (2)

10.6.47 Copy of a franchise and related documents thereto granting a cable television system franchise for the Williamsburg and Jamestown subdivision of Gastonia, North Carolina. (2)

10.6.48 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Kings Mountain, North Carolina. (2)

10.6.49 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Lowell, North Carolina. (2)

10.6.50 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of McAdenville, North Carolina. (3)

10.6.51 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Ranlo, North Carolina. (3)

10.6.52 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Stanley, North Carolina. (3)

10.6.53 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Clover, South Carolina. (3)

10.6.54 Copy of a franchise and related documents thereto granting a cable television system franchise for York County, South Carolina. (3)

10.6.55 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Alexandria, Virginia. (24)

10.6.56 Copy of a franchise and related documents thereto granting a cable television system franchise for Fort Myer, Virginia. (18)

10.6.57 Amendment dated April 6, 1990, of franchise granting a cable television system franchise for Fort Myer, Virginia. (20)

10.6.58 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Dumfries, Virginia.

10.6.59 Copy of a franchise and related documents thereto granting a cable television system franchise for Fort Belvoir, Virginia.

10.6.60 Copy of a franchise and related documents thereto granting a cable television system franchise for Lake Ridge Parks & Recreation Association, Lake Ridge, Virginia.

10.6.61 Copy of a franchise and related documents thereto granting a cable television system franchise for Prince William County, Virginia.

10.6.62 Copy of a franchise and related documents thereto granting a cable television system franchise for Quantico, Virginia.

10.6.63 Copy of a franchise and related documents thereto granting a cable television system franchise for the United States Marine Corps Base, Quantico, Virginia.

10.6.64 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Haymarket, Virginia.

10.6.65 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Manassas, Virginia.

10.6.66 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Manassas Park, Virginia.

10.6.67 Copy of a franchise and related documents thereto granting a cable television system franchise for Prince William County, Virginia.

10.6.68 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Kenosha, the Town of Somers and the Village of Pleasant Prairie, Wisconsin. (35)

10.6.69 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Kenosha, Wisconsin. (32)

10.6.70 Copy of a franchise and related documents thereto granting a cable television system franchise for the Village of Pleasant Prairie, Wisconsin. (32)

10.6.71 Copy of a franchise and related documents thereto granting a cable television system franchise for Town of Somers, Wisconsin. (32)

21                        List of Subsidiaries of the Company.

23 Consent of Arthur Andersen & Co., independent public accountants, to the incorporation by reference of its report into the Company's Form S-8 and Form S-3 Registration Statements.

27                        Financial Data Schedule.

_______________
(1) Incorporated by reference from the Company's Current Report on Form 8-K, filed on June 6, 1994.

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

(25) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

(26) Incorporated by reference from the Company's Current Report on form 8-K dated September 8, 1995.

(27) Incorporated by reference from Cable TV Fund 12-B, Ltd.'s Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File Nos. 0-13193, 0-13807, 0- 13964 and 0-14206).

(28) Incorporated by reference from Cable TV Fund 12-B, Ltd.'s Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File Nos. 0-13193, 0-13807, 0- 13964 and 0-14206).

(29) Incorporated by reference from Cable TV Fund 12-B, Ltd.'s Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File Nos. 0-13193, 0-13807, 0- 13964 and 0-14206).

(30) Incorporated by reference from Cable TV Fund 12-B, Ltd.'s Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File Nos. 0-13193, 0-13807, 0- 13964 and 0-14206).

(31) Incorporated by reference from the Company's Current Report on form 8-K dated March 23, 1995.

(32) Incorporated by reference from the Jones Spacelink, Ltd. Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (Commission File No. 0-8947).

(33) Incorporated by reference from the Jones Spacelink, Ltd. Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

(34) Incorporated by reference from the Jones Spacelink, Ltd. Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

(35) Incorporated by reference from the Jones Spacelink, Ltd. Annual Report on Form 10-K for the fiscal year ended May 31, 1985.

(b)                       Reports on Form 8-K

                          Current Report on Form 8-K dated October 10, 1995, describing the David Hirsch civil action regarding the sale of the Tampa System.

                          Current Report on Form 8-K dated Noember 1, 1995, describing the acquisition by Jones Cable Holdings, Inc. of the Augusta System.

                          Current Report on Form 8-K dated November 10, 1995, describing the execution of a letter of intent to acquire a cable television system serving subscribers in Anne Arundel County, Maryland.

                          Current Report on Form 8-K dated December 4, 1995, describing the Martin Ury civil action regarding the sale of the Tampa System.

                          Current Report on Form 8-K dated December 4, 1995 describing the acquisition by Jones Communications of Virginia, Inc. of the Dale City System.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             JONES INTERCABLE, INC.



                                                             By: /s/ Glenn R. Jones
                                                                 -----------------------------------
                                                                 Glenn R. Jones
                                                                 Chairman of the Board and Chief
Dated:  March 12, 1996                                           Executive Officer





        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                             By: /s/ Glenn R. Jones
                                                                 -----------------------------------
                                                                 Glenn R. Jones
                                                                 Chairman of the Board and Chief
                                                                 Executive Officer
Dated:  March 12, 1996                                           (Principal Executive Officer)


                                                             By: /s/ Kevin P. Coyle
                                                                 -----------------------------------
                                                                 Kevin P. Coyle
                                                                 Group Vice President/Finance
Dated:  March 12, 1996                                           (Principal Financial Officer)


                                                             By: /s/ Larry W. Kaschinske
                                                                 -----------------------------------
                                                                 Larry W. Kaschinske
                                                                 Controller
Dated:  March 12, 1996                                           (Principal Accounting Officer)




                                                             By: /s/ James B. O'Brien
                                                                 -----------------------------------
                                                                 James B. O'Brien
Dated:  March 12, 1996                                           President and Director


                                                             By: /s/ Raymond L. Vigil
                                                                 -----------------------------------
                                                                 Raymond L. Vigil
Dated:  March 12, 1996                                           Group Vice President and Director


                                                             By: /s/ Derek H. Burney
                                                                 -----------------------------------
                                                                 Derek H. Burney
Dated:  March 12, 1996                                           Director


                                                             By: /s/ William E. Frenzel
                                                                 -----------------------------------
                                                                 William E. Frenzel
Dated:  March 12, 1996                                           Director


                                                             By: /s/ Donald L. Jacobs
                                                                 -----------------------------------
                                                                 Donald L. Jacobs
Dated:  March 12, 1996                                           Director


                                                             By: /s/ James J. Krejci
                                                                 -----------------------------------
                                                                 James J. Krejci
Dated:  March 12, 1996                                           Director


                                                             By: /s/ Christine Jones-Marocco
                                                                 -----------------------------------
                                                                 Christine Jones-Marocco
Dated:  March 12, 1996                                           Director


                                                             By: /s/ John A. MacDonald
                                                                 -----------------------------------
                                                                 John A. MacDonald
Dated:  March 12, 1996                                           Director


                                                             By:
                                                                 -----------------------------------
                                                                 Daniel E. Somers
Dated:                                                           Director


                                                             By: /s/ Howard O. Thrall
                                                                 -----------------------------------
                                                                 Howard O. Thrall
Dated:  March 12, 1996                                           Director



                                                             By: /s/ Robert B. Zoellick
                                                                 -----------------------------------
                                                                 Robert B. Zoellick
Dated:  March 12, 1996                                           Director


                                                             By: /s/ David K. Zonker
                                                                 -----------------------------------
                                                                 David K. Zonker
Dated:  March 12, 1996                                           Director




                                EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

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

2.4 Purchase and Sale Agreement dated February 22, 1995 between Cable TV Fund 12-B, Ltd. and the Company.
                          (22)

2.5 Amendment No. 1 dated July 24, 1995 to Purchase and Sale Agreement dated February 22, 1995 between Cable TV Fund 12-B, Ltd. and the Company. (25)

2.6 Asset Purchase Agreement dated May 31, 1995 between Benchmark Manassas Cable Fund Limited Partnership and the Company. (23)

2.7 Asset Purchase Agreement dated May 31, 1995 between Cablevision of Manassas Park, Inc. and the Company.
                          (23)

2.8 Asset Purchase Agreement dated as of June 30, 1995 between Columbia Associates, L.P. and the Company.
                          (25)

2.9 Purchase and Sale Agreement dated as of August 11, 1995 between IDS/Jones Growth Partners 87-A, Ltd. and the Company. (25)

2.10 Purchase and Sale Agreement dated as of August 11, 1995 between Jones Cable Income Fund 1-B, Ltd. and the Company. (25)

2.11 Purchase and Sale Agreement dated as of August 11, 1995 between Cable TV Fund 12-BCD Venture and the Company. (25)

2.12 Asset Exchange Agreement dated as of August 11, 1995 between Time Warner Entertainment-Advance/Newhouse Partnership and the Company. (25)

2.13 Asset Purchase Agreement dated September 5, 1995 between Cable TV Joint Fund 11 and the Company relating to the Manitowoc System. (26)

2.14 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income Partners 87-1, L.P. and the Company relating to the Lodi System. (26)

2.15 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income/Growth Fund 1-A, Ltd. and the Company relating to the Ripon System. (26)

2.16 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income/Growth Fund 1-A, Ltd. and the Company relating to the Lake Geneva System.
                          (26)

2.17 Asset Exchange Agreement dated September 1, 1995, between the Company and Time Warner Entertainment Company, L.P. (26)

2.18 Assignment and Assumption Agreement dated as of September 15, 1995 between the Company and Jones Cable Holdings, Inc.

2.19 Purchase and Sale Agreement dated as of October 18, 1995 between the Company and Jones Cable Holdings, Inc.

3.1                       Articles of Incorporation and amendments thereto of
                          the Company.  (2)

3.2                       Amendment to Articles of Incorporation of Company
                          filed July 24, 1995.  (25)

3.3                       Bylaws of the Company.  (25)

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

4.2 Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (5)

4.3 First Supplemental Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (5)

4.4 Second Supplemental Indenture, dated as of March 1, 1993, between the Company and First Trust National Association. (6)

4.5 Form of Shareholders Agreement among Glenn R. Jones, Jones International, Ltd., Bell Canada International Inc. and the Company. (1)

4.6 Indenture dated March 23, 1995 with respect to the Senior Notes, between the Company and U.S. Trust Company of California, N.A. (31)

4.7 First Supplemental Indenture dated as of March 23, 1995 with respect to $200,000,000 aggregate principal amount of the Company's 9 5/8% Senior Notes due 2002, between the Company and the Trustee. (31)

10.1.1 Form of Financial Services Agreement between Jones Financial Group, Ltd. and the Company. (1)

10.1.2 Form of Employment Agreement between Glenn R. Jones and the Company. (1)

10.1.3 Form of Supply and Services Agreement between Bell Canada International Inc. and the Company. (1)

10.1.4 Form of Secondment Agreement between Bell Canada International Inc. and the Company. (1)

10.1.5 Form of Option Agreement for Glenn R. Jones and Jones International, Ltd. between Bell Canada International Inc. and Newco. (1)

10.1.6 Affiliate Agreement dated August 1, 1994 between the Company and Jones Computer Network, Ltd. (25)

10.1.7 Affiliate Agreement dated August 1, 1994 between the Company and Jones Infomercial Networks, Inc. (25)

10.1.8                    Services Agreement between the Company and Jones
                          Interactive, Inc.  (25)

10.1.9 Indemnification Agreement dated March 14, 1994, among the Company, Howard O. Thrall and George J. Feltovich. (21)

10.2.1                    Non-Qualified Stock Option Plan of the Company. (7)

10.2.2                    Form of Non-Qualified Stock Option Agreement. (7)

10.2.3                    1992 Stock Option Plan. (8)

10.2.4                    Form of Basic Incentive Stock Option Agreement. (8)

10.2.5                    Form of Basic Non-Qualified Stock Option Agreement.
                          (8)

10.3.1 Office Lease, dated June 8, 1984, between the Company and Jones Properties, Inc., regarding office space at 9697 East Mineral Avenue, Englewood, Colorado. (9)

10.3.2 Office Building Lease dated December 9, 1994 between Jones Panorama Properties, Inc. and the Company regarding Lot 4, Panorama Office Park. (25)

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

10.5.1 Credit Agreement dated December 8, 1992 among the Company, Barclays Bank PLC, Corestates Bank, N.A. and The Bank of Nova Scotia, as Co-Agents and the various lenders named therein. (3)

10.5.2 First Amendment and Waiver to Credit Agreement dated as of January 22, 1993, among the Company, Barclays Bank PLC, Corestates Bank, N.A. and The Bank of Nova Scotia, as Co-Agents and NationsBank of Texas, N.A., as Managing Agent for various lenders. (3)

10.5.3 Second Amendment to Credit Agreement dated November 30, 1994 among the Company, Barclays Bank PLC, CoreStates Bank, N.A. and The Bank of Nova Scotia, as Lenders and as co-agents, and NationsBank of Texas, N.A., as a Lender and as Managing Agent. (25)

10.5.4 Third Amendment dated as of December 19, 1994 among the Company, Barclays Bank PLC, CoreStates Bank, N.A. and The Bank of Nova Scotia, as Lenders and as co-agents, and NationsBank of Texas, N.A., as a Lender and as Managing Agent. (25)

10.5.5 Credit Agreement among Jones Cable Holdings, Inc. and NationsBank of Texas, N.A. and The Bank of Nova Scotia, as lenders and as managing agents and various other lenders.

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

10.6.2 Copy of a franchise and related documents thereto granting a cable television system franchise for Oro Valley, Arizona. (2)

10.6.3 Copy of a franchise and related documents thereto granting a cable television system franchise for Pima County, Arizona. (2)

10.6.4 Copy of a franchise and related documents thereto granting a cable television system franchise for The Tucson National Golf Club. (2)

10.6.5 Copy of a franchise and related documents thereto granting a cable television system franchise for Los Angeles County, California. (17)

10.6.6 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Diamond Bar, California. (17)

10.6.7 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Oxnard, California. (2)

10.6.8 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Port Hueneme, California. (3)

10.6.9 Copy of a franchise and related documents thereto granting a cable television system franchise for the Naval Construction Battalion Center, Port Hueneme, California. (2)

10.6.10 Modification of franchise agreement dated June 23, 1993 for the Naval Construction Battalion Center, Port Hueneme, California. (3)

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

10.6.15 Copy of a franchise and related documents thereto granting a cable television system franchise for Clear Creek County, Colorado. (32)

10.1.16 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Empire, Colorado. (32)

10.1.17 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Georgetown, Colorado. (32)

10.1.18 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Idaho Springs, Colorado. (33)

10.1.19 Copy of a franchise and related documents thereto granting a cable television system franchise for the Municipality of Silver Plume, Colorado. (32)

10.1.20 Copy of a franchise and related documents thereto granting a cable television system franchise for Bay County, Florida. (33)

10.1.21 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Panama City Beach, Florida. (33)

10.1.22 Copy of a franchise and related documents thereto granting a cable television system franchise for the District of Hamakua, Hawaii. (34)

10.1.23 Copy of a franchise and related documents thereto granting a cable television system franchise for the Districts of South Hilo and Puna, Hawaii. (34) and
                          (32)

10.6.24 Copy of a franchise and related documents thereto granting a cable television system franchise for Aiken County, South Carolina. (21)

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

10.6.30 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Trenton, South Carolina. (21)

10.1.31 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Augusta, Georgia (Fund 12-B). (27)

10.1.32 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Blythe, Georgia (Fund 12-B). (28)

10.1.33 Copy of a franchise and related documents thereto granting a cable television system franchise for the County of Burke, Georgia (Fund 12-B). (29)

10.1.34 Copy of a franchise and related documents thereto granting a cable television system franchise for the Unincorporated Area of Columbia County, Georgia (Fund 12- B). (30)

10.1.35 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Hephzibah, Georgia (Fund 12-B). (27)

10.1.36 Copy of a franchise and related documents thereto granting a cable television system franchise for the Unincorporated Area of Richmond County, Georgia (Fund 12- B). 27)

10.6.37 Copy of a franchise and related documents thereto granting a cable television system franchise for Anne Arundel County, Maryland. (2)

10.6.38 Copy of a franchise and related documents thereto granting a cable television system franchise for Elizabeth Landing, Maryland. (2)

10.6.39 Copy of a franchise and related documents thereto granting a cable television system franchise for Ft. George G. Meade, Maryland. (17)

10.6.40 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Indian Head, Maryland. (3)

10.6.41 Copy of a franchise and related documents thereto granting a cable television system franchise for the Indian Head Division, Naval Surface Warfare Center, Indian Head, Maryland. (3)

10.6.42 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of La Plata, Maryland. (2)

10.6.43 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Cherryville, North Carolina. (2)

10.6.44 Copy of a franchise and related documents thereto granting a cable television system franchise for Cleveland County, North Carolina. (2)

10.6.45 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Cramerton, North Carolina. (3)

10.6.46 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Gastonia, North Carolina. (2)

10.6.47 Copy of a franchise and related documents thereto granting a cable television system franchise for the Williamsburg and Jamestown subdivision of Gastonia, North Carolina. (2)

10.6.48 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Kings Mountain, North Carolina. (2)

10.6.49 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Lowell, North Carolina. (2)

10.6.50 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of McAdenville, North Carolina. (3)

10.6.51 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Ranlo, North Carolina. (3)

10.6.52 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Stanley, North Carolina. (3)

10.6.53 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Clover, South Carolina. (3)

10.6.54 Copy of a franchise and related documents thereto granting a cable television system franchise for York County, South Carolina. (3)

10.6.55 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Alexandria, Virginia. (24)

10.6.56 Copy of a franchise and related documents thereto granting a cable television system franchise for Fort Myer, Virginia. (18)

10.6.57 Amendment dated April 6, 1990, of franchise granting a cable television system franchise for Fort Myer, Virginia. (20)

10.6.58 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Dumfries, Virginia.

10.6.59 Copy of a franchise and related documents thereto granting a cable television system franchise for Fort Belvoir, Virginia.

10.6.60 Copy of a franchise and related documents thereto granting a cable television system franchise for Lake Ridge Parks & Recreation Association, Lake Ridge, Virginia.

10.6.61 Copy of a franchise and related documents thereto granting a cable television system franchise for Prince William County, Virginia.

10.6.62 Copy of a franchise and related documents thereto granting a cable television system franchise for Quantico, Virginia.

10.6.63 Copy of a franchise and related documents thereto granting a cable television system franchise for the United States Marine Corps Base, Quantico, Virginia.

10.6.64 Copy of a franchise and related documents thereto granting a cable television system franchise for the Town of Haymarket, Virginia.

10.6.65 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Manassas, Virginia.

10.6.66 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Manassas Park, Virginia.

10.6.67 Copy of a franchise and related documents thereto granting a cable television system franchise for Prince William County, Virginia.

10.6.68 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Kenosha, the Town of Somers and the Village of Pleasant Prairie, Wisconsin. (35)

10.6.69 Copy of a franchise and related documents thereto granting a cable television system franchise for the City of Kenosha, Wisconsin. (32)

10.6.70 Copy of a franchise and related documents thereto granting a cable television system franchise for the Village of Pleasant Prairie, Wisconsin. (32)

10.6.71 Copy of a franchise and related documents thereto granting a cable television system franchise for Town of Somers, Wisconsin. (32)

21                        List of Subsidiaries of the Company.

23 Consent of Arthur Andersen & Co., independent public accountants, to the incorporation by reference of its report into the Company's Form S-8 and Form S-3 Registration Statements.

27                        Financial Data Schedule.
_______________
(1)                       Incorporated by reference from the Company's Current
                          Report on Form 8-K, filed on June 6, 1994.

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

(25) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

(26) Incorporated by reference from the Company's Current Report on form 8-K dated September 8, 1995.

(27) Incorporated by reference from Cable TV Fund 12-B, Ltd.'s Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File Nos. 0-13193, 0-13807, 0- 13964 and 0-14206).

(28) Incorporated by reference from Cable TV Fund 12-B, Ltd.'s Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File Nos. 0-13193, 0-13807, 0- 13964 and 0-14206).

(29) Incorporated by reference from Cable TV Fund 12-B, Ltd.'s Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File Nos. 0-13193, 0-13807, 0- 13964 and 0-14206).

(30) Incorporated by reference from Cable TV Fund 12-B, Ltd.'s Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File Nos. 0-13193, 0-13807, 0- 13964 and 0-14206).

(31) Incorporated by reference from the Company's Current Report on form 8-K dated March 23, 1995.

(32) Incorporated by reference from the Jones Spacelink, Ltd. Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (Commission File No. 0-8947).

(33) Incorporated by reference from the Jones Spacelink, Ltd. Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

(34) Incorporated by reference from the Jones Spacelink, Ltd. Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

(35) Incorporated by reference from the Jones Spacelink, Ltd. Annual Report on Form 10-K for the fiscal year ended May 31, 1985.