Form 10-K/A
period 1995-12-31
JONES INTERCABLE INC
filed 1996-04-23
CIK 275605

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

                             JONES INTERCABLE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                            84-0613514
         --------                                            ----------
(State of Organization)                                      (IRS Employer
                                                             Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                (303) 792-3111
- ---------------------------------------------                --------------
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

                 Yes     x                                     No
                     ---------                                    --------

Aggregate market value as of March 1, 1996 of the voting stock held by non-affiliates:

Common Stock     $29,799,088          Class A Common Stock     $185,738,121

Shares outstanding of each of the registrant's classes of common stock as of March 1, 1996:

Common Stock:    5,113,021            Class A Common Stock:    26,263,523

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    ---------

                                    PART III
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Articles of Incorporation provide that, with respect to the election of Directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect that number of Directors constituting 25% of the total membership of the Board of Directors. If such 25% is not a whole number, holders of Class A Common Stock are entitled to elect the nearest higher whole number of Directors constituting 25% of the membership of the Board of Directors. Holders of Common Stock, voting as a separate class, are entitled to elect the remaining Directors.

         Pursuant to the terms of the Shareholders Agreement dated as of December 20, 1994 among Glenn R. Jones, Jones International, Ltd., Bell Canada International Inc. ("BCI") and the Company (the "Shareholders Agreement"), the Company's Board of Directors consists of 13 directors. William E. Frenzel, Donald L. Jacobs, John A. MacDonald and Robert B. Zoellick are serving as the Class A Directors and Glenn R. Jones, Derek H. Burney, Robert E. Cole, James J. Krejci, James B. O'Brien, Raphael M. Solot, Daniel E. Somers, Howard O. Thrall and Raymond L. Vigil are serving as the Common Directors.

         The parties to the Shareholders Agreement have agreed that of the four Class A Directors, BCI will be entitled, but not required, to designate one Director and the remaining three directors, which shall be Independent Directors (as such term is defined in the Shareholders Agreement), will be jointly designated by Glenn R. Jones and BCI. The parties to the Shareholders Agreement also have agreed that Mr. Jones will be entitled, but not required, to designate seven of the nine Common Directors and that BCI will be entitled, but not required, to designate two of the nine Common Directors.

         The Company has agreed that in the event that Mr. Jones or BCI chooses to designate one or more nominees to the Board of Directors pursuant to the terms of the Shareholders Agreement, the Company will use its reasonable efforts to include each such nominee in the group of nominees proposed by management of the Company for election to the Board, recommend to the shareholders of the Company each such nominee's election to the Board and solicit proxies for each such nominee from all holders of voting securities entitled to vote thereon. In addition, each of BCI and Mr. Jones have agreed to vote or cause to be voted all of the shares of the Company owned or controlled by them at any meeting of shareholders of the Company, or in any written consent executed in lieu of such a meeting of shareholders, in favor of their mutual nominees to the Board of Directors.

         Certain additional information concerning the executive officers and directors of the Company is set forth below.

  Glenn R. Jones         66    Chairman of the Board and Chief Executive Officer
  Derek H. Burney        56    Vice Chairman of the Board
  James B. O'Brien       46    President and Director
  Ruth E. Warren         46    Group Vice President/Operations
  Kevin P. Coyle         44    Group Vice President/Finance
  Christopher J. Bowick  40    Group Vice President/Technology
  George H. Newton       61    Group Vice President/Telecommunications
  Timothy J. Burke       45    Group Vice President/Taxation/Administration
  Raymond L. Vigil       49    Group Vice President/Human Resources and Director
  Cynthia A. Winning     45    Group Vice President/Marketing
  Elizabeth M. Steele    44    Vice President and Secretary
  Larry W. Kaschinske    36    Controller
  Robert E. Cole         63    Director
  William E. Frenzel     67    Director
  Donald L. Jacobs       58    Director
  James J. Krejci        54    Director
  John A. MacDonald      42    Director
  Raphael M. Solot       62    Director
  Daniel E. Somers       48    Director
  Howard O. Thrall       48    Director
  Robert B. Zoellick     42    Director

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

         Mr. Derek H. Burney was appointed a director of the Company on December 20, 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

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

         Ms. Elizabeth M. Steele joined the Company in August 1987 as Vice President, General Counsel and Secretary. From August 1980 until joining the Company, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the Company.

         Mr. Larry Kaschinske joined the Company in 1984 as a staff accountant in the Company's former Wisconsin Division, was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. Robert E. Cole was appointed a director of the Company in March 1996. Mr. Cole is currently self-employed as a partner of First Variable Insurance Marketing and is responsible for marketing to National Association of Securities Dealers, Inc. firms in northern

California, Oregon, Washington and Alaska. From 1993 to 1995, Mr. Cole was the Director of Marketing for Lamar Life Insurance Company; from 1992 to 1993, Mr. Cole was Senior Vice President of PMI Inc., a third party lender serving the special needs of Corporate Owned Life Insurance (COLI) and from 1988 to 1992, Mr. Cole was the principal and co-founder of a specialty investment banking firm that provided services to finance the ownership and growth of emerging companies, productive assets and real property. Mr. Cole is a Certified Financial Planner and a former United States Naval Aviator.

         Mr. William E. Frenzel was appointed a director of the Company on April 11, 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

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

         Mr. John A. MacDonald was appointed a director of the Company on November 8, 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc. Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

         Mr. Raphael M. Solot was appointed a director of the Company in March
1996.   Mr. Solot is an attorney licensed to practice law in the State of
Colorado. Mr. Solot has practiced law in the State of Colorado as a sole practitioner since obtaining his Juris Doctor degree from the University of Colorado in 1964.

         Mr. Daniel E. Somers was initially appointed a director of the Company on December 20, 1994. Mr. Somers resigned as a director on December 31, 1995, at the time he was elected Chief Executive Officer of Bell Cablemedia. Mr. Somers was reinstated as a director of the Company on February 2, 1996. From January 1992 to January 1995, Mr. Somers worked as senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a director of certain of its affiliates. Mr. Somers currently serves as Chief Executive Officer of Bell Cablemedia. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was a President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Howard O. Thrall was appointed a director of the Company on March 6, 1996. Mr. Thrall had previously served as a director of the Company from December 1988 to December 1994. Since September 1993, Mr. Thrall has served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also an active management and international marketing consultant, having completed assignments with First National Net, Inc., Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others.

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

         Derek H. Burney, John A. MacDonald and Daniel E. Somers are directors of the Company. Certain reports by these persons with respect to the ownership of stock in the Company, required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were not filed within the required time. Messrs. Burney, MacDonald and Somers failed to timely file an initial report of ownership of stock in the Company. As disclosed in Item 12, Security Ownership of Certain Beneficial Owners, Directors and Management, Mr. Burney owns 350 shares of the Class A Common Stock of the Company, and Mr. Somers owns 100 shares of the Class A Common Stock of the Company. Mr. MacDonald does not own any shares of stock in the Company.



                        ITEM 11.  EXECUTIVE COMPENSATION


Compensation Summary

         The following table sets forth certain information relating to the compensation paid by the Company during the Company's past three fiscal years ended May 31, 1995, 1994 and 1993 and for the twelve months ended December 31, 1995 to those persons who were, at December 31, 1995, the Chief Executive Officer and the other four most highly compensated executive officers of the Company.

                                                                      LONG TERM
                                                                      ---------
                                                                    COMPENSATION
                                                                    ------------
                                              ANNUAL COMPENSATION      AWARDS
                                              -------------------      ------

     NAME AND
     --------                                                                       ALL OTHER
 PRINCIPAL POSITION          YEAR (1)         SALARY       BONUS       OPTIONS    COMPENSATION(2)
 ------------------          --------         ------       -----       -------    ---------------
Glenn R. Jones     (3)     1/1/95-12/31/95 $ 2,500,067   $     -0-    125,937(8)  $ 150,006
Chairman of the Board      FYE 5/31/95       1,401,846     900,000    122,269(8)    135,623
and Chief Executive        FYE 5/31/94         530,420     630,000    418,708(8)    136,226
Officer                    FYE 5/31/93         684,651     600,000    230,000(9)     13,540


James B. O'Brien   (4)     1/1/95-12/31/95 $   230,866   $ 139,870     17,000(8)  $  19,852
President                  FYE 5/31/95         224,961     250,000     14,387(8)     28,498
                           FYE 5/31/94         196,568      52,500     12,307(8)     19,404
                           FYE 5/31/93         196,568      85,000      6,300(8)      5,740


Kevin P. Coyle     (5)     1/1/95-12/31/95  $  177,160   $  53,007      8,085(8)  $  11,998
Group Vice President of    FYE 5/31/95         173,616      74,895      7,762(8)     15,811
Finance                    FYE 5/31/94         168,559      45,000      5,008(8)     12,814
                           FYE 5/31/93         157,530      40,000          0         6,618


Ruth E. Warren     (6)     1/1/95-12/31/95  $  163,314   $  49,056      7,860(8)  $   9,644
Group Vice President/      FYE 5/31/95         149,854      50,126      7,418(8)      7,888
Operations                 FYE 5/31/94         139,052      40,500      8,000(8)      3,414
                           FYE 5/31/93         131,180      48,534      4,500(8)      3,414


Elizabeth M. Steele (7)    1/1/95-12/31/95  $  164,302   $  52,650      6,000(8)  $  11,864
Vice President and         FYE 5/31/95         192,823     117,000      6,000(8)     20,655
Secretary                  FYE 5/31/94         187,207      30,000          0        16,080
                           FYE 5/31/93         187,207      36,000          0         5,480



_________________

(1) The Company has changed its fiscal year from a year ending May 31 to a calendar year ending December 31.

(2) The Company's employees are entitled to participate in a 401(k) profit sharing plan. Certain senior employees of the Company are also eligible to participate in a deferred compensation plan. The amounts shown in the column reflect the Company's contributions pursuant to these plans for the benefit of the named person's account.

(3) Mr. Jones' salary, bonus, options and all other compensation for the transition period 6/1/95 through 12/31/95 were $1,458,391, $0, 125,937 and $87,504, respectively.

(4) Mr. O'Brien's salary, bonus, options and all other compensation for the transition period 6/1/95 through 12/31/95 were $137,133, $139,870,
         17,000 and $8,228, respectively.

(5) Mr. Coyle's salary, bonus, options and all other compensation for the transition period 6/1/95 through 12/31/95 were $104,820, $53,007,
         8,085 and $6,289, respectively.

(6) Ms. Warren's salary, bonus, options and all other compensation for the transition period 6/1/95 through 12/31/95 were $97,007, $49,056, 7,860 and $5,236, respectively.

(7) Ms. Steele's salary, bonus, options and all other compensation for the transition period 6/1/95 through 12/31/95 were $83,959, $52,650, 6,000 and $6,508, respectively.

(8) Represents the number of shares of the Company's Class A Common Stock underlying the options granted.

(9) Represents 200,000 shares of the Company's Common Stock and 30,000 shares of the Company's Class A Common Stock underlying the options granted.


         The following table sets forth information with respect to grants of stock options during January 1, 1995 through December 31, 1995 for the Executive Officers named in the Summary Compensation Table.

                                                                             POTENTIAL REALIZABLE VALUE
                                                                              AT ASSUMED ANNUAL RATES
                                                                            OF STOCK PRICE APPRECIATION
                     INDIVIDUAL GRANTS                                          FOR OPTION TERM  (1)

- ---------------------------------------------------------     -----------------------------------------------------



                                  % OF TOTAL
                                    OPTIONS
                                   GRANTED TO
                                 ALL EMPLOYEES    EXERCISE
                     OPTIONS       1/1/95 TO        PRICE      EXPIRATION
      NAME          GRANTED(2)      12/31/95      ($/SHARE)       DATE         0% ANNUAL     5% ANNUAL      10% ANNUAL
      ----          ----------      --------      ---------       ----         ---------     ---------      ----------
Glenn R. Jones       122,269          30.60%      $12.56         01/03/2005     $  0            $965,925     $2,447,825
                     125,937          32.55%      $12.875        11/17/2005     $  0          $1,020,090  $   2,584,227

James B. O'Brien      14,387           3.60%      $12.56         01/03/2005     $  0            $113,657       $288,027
                      17,000           4.39%      $12.875        11/17/2005     $  0            $137,700       $348,840

Kevin P. Coyle         7,762           1.94%      $12.56         01/03/2005     $  0             $61,320       $155,392
                       8,085           2.09%      $12.875        11/17/2005     $  0             $65,488       $165,904

Ruth E. Warren         7,418           1.86%      $12.56         01/03/2005     $  0             $58,602       $148,508
                       7,860           2.03%      $12.875        11/17/2005     $  0             $63,666       $161,287

Elizabeth M.           6,000           1.50%      $12.56         01/03/2005     $  0             $47,400       $120,120
Steele                 6,000           1.64%      $12.875        11/17/2005     $  0             $48,600       $123.120

- -------------------
(1) The dollar amounts shown under these columns are the result of calculations at 0%, 5% and 10% compound growth rates provided by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation of the Company's stock price. In all cases, the appreciation is calculated from the award date to the end of the option term.

(2) Represents the number of shares of the Company's Class A Common Stock underlying the options granted.

         No options were exercised during the period January 1, 1995 through December 31, 1995 by any of the Executive Officers named in the Summary Compensation Table.

Compensation of Directors

         Directors of the Company who are not full-time employees of the Company or any of its affiliates receive $5,000 per fiscal quarter for their services as director, with an additional $1,250 to be paid to each such director for each regularly scheduled quarterly meeting of the Board of Directors attended in person. No additional compensation for director service is paid to directors who are full-time employees of the Company or any of its affiliates. In addition, Donald L. Jacobs, a director of the Company, and Philip R. Ladouceur, a former director of the Company, each were compensated $5,000 during 1995 for their services to the Board of Directors in connection with their comprehensive review of a customer management and billing system.

Employment Agreement

         On December 20, 1994, the Company entered into an Employment Agreement with Glenn R. Jones (the "Employment Agreement") pursuant to which the Company agreed to employ Mr. Jones as Chief Executive Officer of the Company for a period of up to eight years. Under the terms of the Employment Agreement, Mr. Jones is to receive a base compensation of $2,500,000 in fiscal year 1995 (which approximates his fiscal year 1994 combined compensation from the Company and Spacelink), with an annual cost of living index based adjustment. In addition, Mr. Jones is entitled to participate in the Company's bonus, stock option and other employee plans at a level generally commensurate with his previous participation. No other employee of the Company has an employment agreement with the Company.

Compensation Committee Interlocks and Insider Participation

         A compensation committee was established in January 1995. Glenn R. Jones, Donald L. Jacobs and Philip R. Ladouceur were the initial members of the compensation committee. Mr. Ladouceur resigned as a director and as a member of the compensation committee on September 21, 1995. Glenn R. Jones, Derek H. Burney and Donald L. Jacobs are the current members of the compensation committee. Mr. Jones is an executive officer and director of the Company, and Messrs. Burney and Jacobs are directors of the Company. Mr. Jones also serves as a director of Bell Canada International Inc., and Mr. Burney is an executive officer of Bell Canada International Inc. Glenn R. Jones, James
B. O'Brien, Timothy J. Burke and Elizabeth M. Steele, executive officers of the Company, serve as directors of certain of the Company's affiliates. As individuals, these executive officers had no transactions with the Company.

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

         The following table sets forth certain information as of April 1, 1996, regarding ownership of the Company's Common Stock or Class A Common Stock by persons (including any group) known to the Company to be beneficial owners of more than 5% of either class of stock, the individual directors of the Company, each of the executive officers named in the Summary Compensation Table of the Company's Annual Report on Form 10-K, and the executive officers and directors of the Company as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days.


                                             AMOUNT AND NATURE
 NAME AND ADDRESS OF                           OF BENEFICIAL
 BENEFICIAL OWNER (1)        TITLE OF CLASS    OWNERSHIP (2)    PERCENT OF CLASS
 --------------------        --------------    -------------    ----------------
Jones International, Ltd.     Common Stock     2,441,751(3)(4)          47.76
9697 East Mineral Avenue
Englewood, CO  80112            Class A        2,447,568(3)(5)           9.32
                              Common Stock


Glenn R. Jones                Common Stock     2,916,151(3)(6)          57.03
9697 East Mineral Avenue
Englewood, CO  80112            Class A        2,954,382(3)(7)          11.13
                              Common Stock


Derek H. Burney                 Class A              350        less than .01
1000 rue de la                Common Stock
Gauchetiere West
Montreal, Quebec,
Canada H3B 4Y8


Timothy J. Burke              Common Stock           196        less than .01
9697 East Mineral Avenue
Englewood, CO  80112            Class A            4,525(8)               .02
                              Common Stock


Kevin P. Coyle                Common Stock           345(9)               .01
9697 East Mineral Avenue
Englewood, CO  80112            Class A            4,513(10)              .02
                              Common Stock

William E. Frenzel                Class A                400      less than .01
1775 Massachusetts Ave., N.W.   Common Stock
Washington, D.C.  20036


James J. Krejci                   Class A              5,000                .02
1133 Race Street, 16N           Common Stock
Denver, CO  80206


Christine Jones Marocco         Common Stock       2,749,679(11)          53.78
25 East End Avenue, #14F
New York, NY  10288               Class A             90,757(12)            .35
                                Common Stock


James B. O'Brien                  Class A             26,049(13)            .10
9697 East Mineral Avenue        Common Stock
Englewood, CO  80112


Daniel E. Somers                  Class A                100      less than .01
Bell Cablemedia House           Common Stock
Upton Road
Watford
Hertfordshire WD1 7EL


Elizabeth M. Steele                Class A             1,500(14)            .01
9697 East Mineral Avenue        Common Stock
Englewood, CO  80112


Raymond L. Vigil                   Common                180      less than .01
9697 East Mineral Avenue
Englewood, CO  80112              Class A              5,427(15)            .02
                                Common Stock


Ruth E. Warren                  Common Stock             208      less than .01
9697 East Mineral Avenue
Englewood, CO  80112              Class A             10,918(16)            .04
                                Common Stock


Robert B. Zoellick                Class A                300      less than .01
3900 Wisconsin Avenue, N.W.     Common Stock
Washington, D.C.  20016


All executive officers and      Common Stock       2,955,621              57.81
directors as a group
(21 persons)                      Class A          3,110,873(17)          11.71
                                Common Stock

Mutuelles AXA group                 Class A           1,356,200(18)(23)   5.16
Vie Mutuelle                      Common Stock
101-100 Terrasse Boieldieu
92042 Paris La Defense France


      AXA
      23, Avenue Matignon
      75008 Paris France


      The Equitable Companies
      Incorporated
      787 Seventh Avenue
      New York, New York
      10019


Bell Canada International         Common Stock        2,878,151(19)(23)  56.29
BVI VI Limited
Arawak Chamber
Road Town
Tortola, BVI

Bell Canada International           Class A           9,987,500(20)(23)  38.03
BVI III Limited                   Common Stock
Arawak Chamber
Road Town
Tortola, BVI

The Capital Group Companies, Inc.   Class A           1,462,000(21)(23)   5.57
and                               Common Stock
Capital Research
333 South Hope Street
Los Angeles, CA  90071


Neuberger & Berman                  Class A           2,185,672(22)(23)   8.32
605 Third Avenue                  Common Stock
New York, NY  10158

(1) Directors and executive officers named in the Summary Compensation Table who are not listed in the table do not beneficially own any of the Company's shares. Shares shown as subject to options means that such options are exercisable within 60 days.

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

(4) Includes 38,000 shares held by Jones International, Ltd.; 2,239,416 shares held by the Jones International Grantor Business Trust; 100,400 shares held by Jones Entertainment Group, Ltd.; 35,707 shares held by Jones Space Segment, Inc.; 27,585 shares held by Jones Global Group, Inc.; and 643 shares held by Jones Interdigital, Inc. International may be deemed to be the beneficial owner of all shares of Common Stock owned by Jones Entertainment Group, Ltd., Jones Space Segment, Inc., Jones Global Group, Inc. and Jones Interdigital, Inc.

(5) Includes 2,223,414 shares held by International; 136,946 shares held by Jones Entertainment Group, Ltd., 48,705 shares held by Jones Space Segment, Inc., 37,626 shares held by Jones Global Group, Inc.; and 877 shares held by Jones Interdigital, Inc. International may be deemed to be the beneficial owner of all shares of Class A Common Stock owned by Jones Entertainment Group, Ltd., Jones Space Segment, Inc., Jones Global Group, Inc. and Jones Interdigital, Inc.

(6) Includes 474,400 shares held by the Glenn Jones Grantor Business Trust; 38,000 shares held by Jones International, Ltd.; 2,239,416 shares held by the Jones International Grantor Business Trust; 100,400 shares held by Jones Entertainment Group, Ltd.; 35,707 shares held by Jones Space Segment, Inc.; 27,585 shares held by Jones Global Group, Inc.; and 643 shares held by Jones Interdigital, Inc.

(7) Includes 236,893 shares owned by Mr. Jones; 269,921 shares deemed to be held by Mr. Jones pursuant to exercisable stock options; 2,223,414 shares held by International; 136,946 shares held by Jones Entertainment Group, Ltd.; 48,705 shares held by Jones Space Segment, Inc.; 37,626 shares held by Jones Global Group, Inc.; and 877 shares held by Jones Interdigital, Inc.

(8) Includes 3,992 shares deemed to be held by Mr. Burke pursuant to exercisable stock options.

(9)      Includes 320 shares held by Mr. Coyle's wife.

(10) Includes 4,444 shares deemed to be held by Mr. Coyle pursuant to exercisable stock options.

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

(12) Includes 44,972 shares held by Mrs. Marocco; 970 shares held by the Joseph Michael Marocco Irrevocable Trust; 34,815 shares held by the Christine Jones Marocco Irrevocable Trust; and 10,000 shares held by Mrs. Marocco's husband. Mrs. Marocco disclaims beneficial ownership of the shares held by her husband. Mrs. Marocco's husband is a principal in a firm that may from time to time invest in the Company's securities. Mrs. Marocco disclaims beneficial ownership of any securities of the Company that said firm purchases or in which Mr. Marocco may therefor have an interest.

(13) Includes 16,049 shares deemed to be held by Mr. O'Brien pursuant to exercisable stock options.

(14) Represents shares deemed to be held by Ms. Steele pursuant to an exercisable stock option.

(15) Includes 4,939 shares deemed to be held by Mr. Vigil pursuant to exercisable stock options.

(16) Includes 5,854 shares deemed to be held by Ms. Warren pursuant to exercisable stock options.

(17) Includes 313,451 shares deemed to be held by various executive officers and directors pursuant to exercisable stock options.

(18) The Mutuelles AXA group includes AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle and Uni Europe Assurance Mutuelle. The Mutuelles AXA group, AXA and The Equitable Companies Incorporated have sole voting power over 1,341,700 shares and sole dispositive power over 1,356,200 shares.

(19) Bell Canada International Inc. ("BCI"), the sole shareholder of Bell Canada International BVI III Limited, may be deemed to have beneficial ownership of the 2,878,151 shares of Common Stock covered by Option Agreements dated December 20, 1994 among Morgan Guaranty Trust Company of New York, acting as agent for BCI, and the Glenn Jones Grantor Business Trust, the Jones International Grantor Business Trust, Jones Entertainment Group, Ltd., Jones Space Segment, Inc., Jones Global Group, Inc. and Jones Interdigital, Inc.

(20) Bell Canada International BVI III Limited is a wholly-owned subsidiary of Bell Canada International Inc., 1000 de la Gauchetiere Street West, Suite 1100, Montreal, Quebec, Canada H3B 4Y8.

(21) Capital Guardian Trust Company and Capital Research and Management Company, operating subsidiaries of The Capital Group Companies, Inc., exercised as of December 29, 1995, investment discretion with respect to 482,000 and 980,000 shares, respectively, which was owned by various institutional investors.

(22) Neuberger & Berman has sole voting power over 597,720 shares, shared voting power over 1,273,400 shares and shared dispositive power over 2,185,672 shares.

(23) This information is based upon filings made by the shareholders with the Securities and Exchange Commission, copies of which were provided to the Company.



                         ITEM 13.  CERTAIN TRANSACTIONS

         Set forth below is a description of the Company's transactions with Jones International, Ltd., certain of its subsidiaries and certain other affiliates of the Company during the year ended December 31, 1995. While the Company believes that these transactions generally are as favorable as could have been obtained from unaffiliated third parties, in most instances no third party bids or appraisals were obtained and certain of the transactions are by their nature unique to the companies involved. Accordingly, no assurance is given to such effect. In some instances the amounts of transactions have been rounded to the nearest thousand. Certain of the transactions described below are expected to continue during the current fiscal year.

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

JONES FINANCIAL GROUP, LTD.

         Jones Financial Group, Ltd. ("Financial Group") performs services for the Company as its agent in connection with negotiations regarding various financial arrangements of the Company. Financial Group is owned 81% by International and 19% by Glenn R. Jones. In December 1994, the Company entered into a Financial Services Agreement with Financial Group pursuant to which Financial Group has agreed to render financial advisory and related services to the Company for a fee equal to 90% of the fees that would be charged to the Company by unaffiliated third parties for the same or comparable purposes. The Company will pay Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and will reimburse Financial Group for its reasonable out-of-pocket expenses. The term of the Financial Services Agreement is for eight years. Financial Group and BCI have entered into a separate agreement pursuant to which BCI is entitled to receive one-half of the net fees earned (gross fees less reasonable and customary operating expenses) by Financial Group under the Financial Services Agreement. During the year ended December 31, 1995, the Company paid Financial Group a fee of $1,328,400 upon the Company's acquisition of the Dale City System.

JONES COMPUTER NETWORK, LTD.

         Jones Computer Network, Ltd. ("JCN") is a subsidiary of Jones Education Networks, Inc., which is controlled by International. The Company and JCN have entered into an Affiliation Agreement whereby JCN provides computer related video programming to cable television systems owned by the Company and its managed partnerships. JCN charges a fee based upon the number of subscribers receiving the programming. Payments to JCN by the Company with respect to programming provided to cable television systems owned by the Company for the year ended December 31, 1995 totaled approximately $488,000.

MIND EXTENSION UNIVERSITY, INC.

         Cable television systems owned by the Company and its managed partnerships distribute the video programming of Mind Extension University, Inc. ("ME/U"), which is controlled by International, for a fee based upon the number of subscribers receiving the programming. Payments by the Company to ME/U with respect to programming provided to cable television systems owned by the Company for the year ended December 31, 1995 totaled approximately $196,000.

PRODUCT INFORMATION NETWORK, INC.

         Product Information Network, Inc. ("PIN") is an affiliate of International that provides a satellite programming service. PIN shows product infomercials 24 hours a day, seven days a week. A portion of the revenues generated by PIN are paid to the cable television systems that carry PIN's programming. Most of the Company's owned cable television systems carry PIN for all or part of each day. Aggregate payments received by the Company from PIN relating to the Company's owned cable television systems totaled approximately $300,000 for the year ended December 31, 1995.

JONES INTERACTIVE, INC.

         Jones Interactive, Inc. ("Interactive"), a wholly owned subsidiary of International, provides information management and data processing services for all companies affiliated with International. Charges to the various operating companies are based on usage of computer time by each entity. The amount charged to the Company and its managed partnerships by Interactive for the year ended December 31, 1995 totaled $6,439,000. Approximately 25% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.

JONES PROPERTIES, INC.

         Jones Properties, Inc. is a wholly-owned subsidiary of International. The Company is a party to a lease with Jones Properties, Inc. under which the Company has leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term expiring July 2000, with three 5-year renewal options. The annual rent is not to exceed $24.00 per square foot, plus operating expenses. The Company has subleased approximately 49% of the building to International and certain other affiliates on the same terms and conditions of the above-mentioned lease. Rent payments to Jones Properties, Inc. by the Company, net of subleasing reimbursements, for the year ended December 31, 1995 were approximately $1,645,000. Approximately 21% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.


                                _______________


         In addition to the foregoing described transactions, the Company has engaged in certain transactions in connection with the acquisition by BCI of shares of the Company's Class A Common Stock. The transactions described below are expected to remain in force during the Company's current calendar year.

         On December 20, 1994, contemporaneous with the closing of the acquisition by BCI of shares of the Company's Class A Common Stock,

         1. International and Glenn R. Jones and certain affiliates of International (collectively, the "Grantors") entered into option agreements providing for the grant of options to Morgan Guaranty Trust Company of New York, acting as agent for BCI, to purchase all of the shares of the Company's Common Stock then held, directly or indirectly, by International, Mr. Jones and the affiliates of International in consideration for the payment by BCI to the Grantors of an option deposit of $19.00 for each share of the Company's Common Stock owned by Grantors on the date of the execution of the option agreements. This option deposit payment resulted in the Grantors receiving approximately $54,684,869 from BCI.

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

         3. BCI, International, Glenn R. Jones and the Company entered into certain arrangements concerning the operation and governance of the Company and other related matters pursuant to a Shareholders Agreement ("Shareholders Agreement"). Certain provisions of the Shareholders Agreement grant to Mr. Jones, International and their affiliates the right to use a number of channels on cable television systems now or hereafter owned or controlled by the Company for distribution of their programming networks for a period of 15 years after December 1994; BCI was also granted a similar right for a fewer number of channels. International was granted certain non-exclusive rights to provide the Company with goods and services on competitive terms which will, at the Company's discretion, be pursuant to competitive bidding or other processes. BCI was granted identical rights pursuant to a Supply and Services Agreement among the Company and BCI.

         4. The Company entered into a Supply and Services Agreement with BCI. Pursuant to the Supply and Services Agreement, BCI will provide the Company with access to the expert advice of personnel from BCI and its affiliates for the equivalent of three man-years on an annual basis. The Company will pay an annual fee of $2,000,000 to BCI during the term of the agreement. Payments made by the Company under the Supply and Services Agreement during the year ended December 31, 1995 totaled $2,000,000.

         5. The Company entered into a Secondment Agreement with BCI. Pursuant to the Secondment Agreement, BCI provided nine secondees during 1995. These secondees worked for the Company and its managed partnerships. The Company reimbursed BCI for the full employment costs of such individuals. The Company reimbursed BCI $823,000 during the year ended December 31, 1995. Approximately 21% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.

         The Company has equity investments in the following affiliated entities:

         1. The Company owns a 38% interest in Jones Global Group, Inc. ("Jones Global Group"), a Colorado corporation which is 62% owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. In July 1994, Jones Global Group sold 1,100,000 ADSs. In 1995, Jones Global Group sold an additional 444,200 ADSs.

         2. On July 22, 1994, the Company and certain of its wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. As a result of this transaction, the Company no longer owns any direct interest in cable/telephony properties in the United Kingdom. Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38% by the Company and 62% by International. On October 13, 1994, Spanish Holdings and Jones International Spanish Investments, Inc., a subsidiary of International, transferred all of their interests in their cable/telephony properties in Spain to Bell Cablemedia in exchange for a total of 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. Such shares subsequently were transferred to the Company in repayment of advances made to finance such affiliates' Spanish operations. As a result of this transaction, the Company and its affiliates no longer own any direct interest in cable/telephony properties in Spain. The 6,225,796 ADSs of Bell Cablemedia plc held by the Company are now considered available for sale because of an effective shelf registration statement that is available to the Company.

         3. The Company is the general partner of Jones Intercable Investors, L.P., a Colorado limited partnership, which was formed on September 18, 1986, and the Company owns a 1% general partner interest. In a series of transactions, the Company purchased limited partnership units, giving the Company an approximate 19% limited partner interest in Jones Intercable Investors, L.P. The Company's net investment in this partnership totaled approximately $3,982,000 at December 31, 1995. Based upon the quoted market price of $12.38 per unit at December 31, 1995, the quoted market value of this investment was approximately $19,709,000.

         4. During 1992, the Company invested $10,000,000 in ME/U for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. Through the Company's acquisition of the assets of Jones Spacelink, Ltd. in December 1994, the Company obtained an additional 13% interest in MEU. In 1993, 1994 and 1995, the Company advanced a total of $20,000,000 to ME/U. On April 11, 1995, the Company converted its advances to ME/U into shares of the Class A Common Stock of Jones Education Networks, Inc. ("JEN") for an approximate 17% equity interest in JEN. JEN is an affiliate of International and, in addition to its 51% ownership of ME/U, JEN owns an 81% interest in Jones Computer Network, Ltd.

         5. The Company and Jones Cyber Solutions, Ltd. ("JCS"), an indirect subsidiary of International, have formed a venture, known as Jones Customer Service Management, L.L.C., for the purpose of developing a subscriber billing and management system. As of December 31, 1995, the Company had invested $5,200,000 in the venture. JCS is performing the basic system development work for the venture and is being paid periodically on a time and materials basis, plus 10% of the amount charged, for its own service. Upon the completion of the billing and management system software, the Company and JCS will have license rights to use such system in perpetuity. The venture will also perform additional services for the Company in the implementation of the new subscriber billing and management system. The venture intends to subcontract such maintenance and conversion services to JCS on the basis of time and materials plus 10% of the amount of the JCS services. The venture will grant to JCS the exclusive right to distribute the system to third parties for a period of five years for a commission on the license fees to be earned by the venture from such licensing.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, as amended, the Company has duly caused this Amendment No. 1 to its Form 10-K Transitional Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        JONES INTERCABLE, INC.


                                        By:      /s/ Glenn R. Jones
                                                 -----------------------------
                                                 Glenn R. Jones
Dated:       April 23, 1996                      Chairman of the Board and
                                                 Chief Executive Officer