Form 10-Q
period 1996-02-29
JONES INTERCABLE INC
filed 1996-05-15
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                               --------------

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

Shares outstanding of each of the registrant's classes of Common Stock, as of May 1, 1996.

26,263,253 - Common Stock, $.01 par value per share

5,113,021  - Class A Common Stock, $.01 par value per share

                    JONES INTERCABLE, INC. AND SUBSIDIARIES
                    ---------------------------------------

                                   I N D E X
                                   ---------


                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION.

  Item 1.  Financial Statements

    Unaudited Consolidated Balance Sheets
      March 31, 1996 and December 31, 1995                                     3

    Unaudited Consolidated Statements of Operations
      Three Months Ended March 31, 1996 and 1995                               5

    Unaudited Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1996 and 1995                               6

    Notes to Unaudited Consolidated Financial Statements
      March 31, 1996                                                           7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                       11

PART II. OTHER INFORMATION.

  Item 6.  Exhibits and Reports on Form 8-K                                   16



UNAUDITED CONSOLIDATED                                                Jones Intercable, Inc.
BALANCE SHEETS                                                              and Subsidiaries
As of March 31, 1996 and December 31, 1995
- --------------------------------------------------------------------------------------------
                                                       March 31, 1996      December 31, 1995
ASSETS                                                         (Stated in Thousands)
- --------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                                $    5,625          $   2,314

RESTRICTED CASH                                               1,750              6,357

RECEIVABLES:
 Trade receivables, net of allowance for
  doubtful accounts of $1,366,000 in March 1996
  and $1,056,000 in December 1995                            16,763             19,332
 Affiliated entities                                         11,833             14,311
 Other                                                        2,140              2,442

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                     553,461            475,436
  Less-accumulated depreciation                            (181,178)          (171,948)
                                                         ----------          ---------
                                                            372,283            303,488

 Franchise costs and other intangible assets, net of
  accumulated amortization of $187,991,000 in March
  1996 and $171,497,000 in December 1995                    480,541            309,813

 Investments in domestic cable television
  partnerships and affiliates                                44,859             45,745

 Investment in Bell Cablemedia plc                          101,169             99,613
                                                         ----------          ---------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES             998,852            758,659
                                                         ----------          ---------

DEFERRED TAX ASSET, net of valuation
 allowance of $34,420,000 in March 1996 and
 $29,253,000 in December 1995                                 3,862              3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                  55,127             53,222
                                                         ----------          ---------
TOTAL ASSETS                                             $1,095,952          $ 860,499
                                                         ==========          =========


          The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                   Jones Intercable, Inc.
BALANCE SHEETS                                                 and Subsidiaries
As of March 31, 1996 and December 31, 1995

- -------------------------------------------------------------------------------------------------------------------------
                                                                                     March 31, 1996     December 31, 1995
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                                     (Stated in Thousands)
- -------------------------------------------------------------------------------------------------------------------------

LIABILITIES:
 Accounts payable and accrued liabilities                                              $   64,071           $  69,411
 Subscriber prepayments and deposits                                                        5,578               5,579
 Subordinated debentures and other debt                                                   462,535             462,714
 Credit Facility                                                                          284,000              30,000
                                                                                       ----------           ---------

TOTAL LIABILITIES                                                                         816,184             567,704
                                                                                       ----------           ---------

SHAREHOLDERS' INVESTMENT:
 Class A Common Stock, $.01 par value, 60,000,000
  shares authorized; 26,263,523 and 26,212,055 shares issued
  at March 31, 1996 and December 31, 1995, respectively                                       262                 262
 Common Stock, $.01 par value, 5,550,000 shares
  authorized; 5,113,021 shares issued at March 31, 1996
  and December 31, 1995                                                                        51                  51
 Additional paid-in capital                                                               395,081             394,875
 Unrealized holding gain on marketable securities                                          44,060              42,504
 Accumulated deficit                                                                     (159,686)           (144,897)
                                                                                       ----------           ---------

TOTAL SHAREHOLDERS' INVESTMENT                                                            279,768             292,795
                                                                                       ----------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                         $1,095,952           $ 860,499
                                                                                       ==========           =========




           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                   Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                       and Subsidiaries
For the three months ended March 31, 1996 and 1995
- -------------------------------------------------------------------------------

                                                                        For the Three Months Ended
                                                                -------------------------------------------
                                                                March 31, 1996               March 31, 1995
                                                                (Stated in Thousands Except Per Share Data)
- -----------------------------------------------------------------------------------------------------------
REVENUES FROM CABLE TELEVISION OPERATIONS:
Cable Television Revenue
 Subscriber service fees                                           $ 52,342                     $ 31,840
 Management fees                                                      5,080                        5,227
Non-cable Revenue                                                     9,565                        6,035
                                                                   --------                     --------

TOTAL REVENUES                                                       66,987                       43,102

COSTS AND EXPENSES:
Cable Television Expenses
 Operating expenses                                                  27,884                       18,876
 General and administrative expenses
  (including approximately $891,000 and
  $608,000 of related party expenses in 1996
  and 1995, respectively)                                             2,937                        1,968
Non-cable operating, general and administrative                       9,932                        6,385
Depreciation and amortization                                        25,361                       12,014
                                                                   --------                     --------

OPERATING INCOME                                                        873                        3,859

OTHER INCOME (EXPENSE):
 Interest expense                                                   (15,099)                      (9,634)
 Equity in losses of affiliated entities                               (886)                        (946)
 Interest income                                                      1,026                        2,924
 Other, net                                                            (703)                         (58)
                                                                   --------                     --------

LOSS BEFORE INCOME TAXES                                            (14,789)                      (3,855)

   Income tax benefit                                                     -                            -
                                                                   --------                     --------

NET LOSS                                                           $(14,789)                    $ (3,855)
                                                                   ========                     ========

PRIMARY LOSS PER SHARE:                                            $   (.47)                    $   (.12)
                                                                   ========                     ========

AVERAGE NUMBER OF CLASS A COMMON AND
 COMMON SHARES OUTSTANDING                                           31,358                       31,246
                                                                   ========                     ========



          The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF                     Jones Intercable, Inc.
CASH FLOWS                                                     and Subsidiaries
For the three months ended March 31, 1996 and 1995
- -------------------------------------------------------------------------------

                                                                                       For the Three Months Ended
                                                                               -----------------------------------------
                                                                               March 31, 1996            March 31, 1995
                                                                                         (Stated in Thousands)
- ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $ (14,789)                $ (3,855)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization                                                     25,361                   12,014
   Equity in losses of affiliates                                                       886                      946
   Class A Stock option expense                                                          63                       63
   Decrease in restricted cash                                                        4,607                       -
   Decrease in trade receivables                                                      2,569                      638
   Decrease (increase) in other receivables, prepaid
    expenses and other assets                                                            26                   (7,549)
   Increase (decrease) in accounts payable, accrued
    liabilities and subscriber prepayments and deposits                              (6,920)                   4,078
                                                                                  ---------                 --------

Net cash provided by operating activities                                            11,803                    6,335
                                                                                  ---------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of cable television systems                                              (249,629)                      -
 Purchase of property and equipment                                                 (15,618)                 (23,047)
 Other, net                                                                             313                       -
                                                                                  ---------                 --------

Net cash used in investing activities                                              (264,934)                 (23,047)
                                                                                  ---------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                           254,000                       -
 Proceeds from the sale of Senior Notes, net                                            -                    196,500
 Increase in accounts receivable from affiliated entities                             2,478                    5,433
 Proceeds from Class A stock options                                                    143                       -
 Other, net                                                                            (179)                  (1,016)
                                                                                  ---------                 --------

Net cash provided by financing activities                                           256,442                  200,917
                                                                                  ---------                 --------

Increase in Cash and Cash Equivalents                                                 3,311                  184,205

Cash and Cash Equivalents, beginning of period                                        2,314                   79,842
                                                                                  ---------                 --------

Cash and Cash Equivalents, end of period                                          $   5,625                 $264,047
                                                                                  =========                 ========



           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                      Jones Intercable, Inc.
FINANCIAL STATEMENTS                                       and Subsidiaries



(1) This Form 10-Q is being filed by Jones Intercable, Inc. and its subsidiaries (the "Company"). This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995 and its results of operations and cash flows for the three months ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  The Company has completed the following acquisitions and exchanges in 1996:

     Acquisitions
     ------------

     On January 10, 1996, the Company purchased the cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in the State of Virginia (the "Manassas System") from an unaffiliated party. The purchase price of the Manassas System was $71,000,000, subject to normal closing adjustments. The purchase was funded by borrowings available under the Company's revolving credit facility. The Company paid Jones Financial Group, Ltd. ("Financial Group"), a subsidiary of Jones International, Ltd., a fee of $896,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by financial advisors. The Manassas System passes approximately 39,300 homes and serves approximately 26,600 basic subscribers.

     On February 28, 1996, the Company purchased pursuant to a purchase and sale agreement with IDS/Jones Growth Partners 87-A, Ltd., one of the Company's managed limited partnerships, the cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The purchase price was $44,235,333, which was the average of three separate independent appraisals of the fair market value of the Carmel System. The purchase of the Carmel System was funded by borrowings available under the Company's revolving credit facility. The Carmel System passes approximately 24,400 homes and serves approximately 19,200 basic subscribers.

     On February 28, 1996, the Company purchased pursuant to a purchase and sale agreement with Jones Cable Income Fund 1-B, Ltd., one of the Company's managed limited partnerships, the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The purchase price was $18,347,667, which was the average of three separate independent appraisals of the fair market value of the Orangeburg System. The purchase of the Orangeburg System was funded by borrowings available under the Company's revolving credit facility. The Orangeburg System passes approximately 16,530 homes and serves approximately 12,500 basic subscribers.

     On February 28, 1996, the Company purchased pursuant to a purchase and sale agreement with the Cable TV Fund 12-BCD Venture (the "Venture"), a joint venture of three of the Company's managed limited partnerships, the cable television system serving areas in and around Tampa, Florida (the "Tampa System"). The purchase price was $110,395,667, which was the average of three separate independent appraisals of the fair market value of the Tampa System. The purchase of the Tampa System was funded by borrowings available under the Company's revolving credit facility. The Tampa System passes approximately 128,500 homes and serves approximately 65,000 basic subscribers.

      On April 11, 1996, the Company purchased pursuant to an asset purchase agreement with Jones Spacelink Income Partners 87-1, L.P., a Colorado limited partnership managed by the Company, the cable television systems serving the communities of Lodi, Burbank, Lafayette Township, New London, Bailey Lakes, Savannah Shreve, Jeromesville, West Lafayette, Loudonville, Perrysville, Creston, Gloria Glens, Sterling, Seville, Westfield Center, Chippewa, Lake Area, Rittman, West Salem, Bloomville, Spencer, Polk and Congress, all in the State of Ohio (the "Lodi System"). The purchase price was $25,706,000, which was the average of three separate independent appraisals of the fair market value of the Lodi System. The purchase of the Lodi System was funded by available borrowings under the Company's revolving credit facility. The Lodi System passes approximately 20,600 homes and serves approximately 15,200 basic subscribers.

      On April 11, 1996, the Company purchased pursuant to an asset purchase agreement with Jones Spacelink Income/Growth Fund 1-A, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving the areas in and around Ripon, Wisconsin (the "Ripon System"). The purchase price was $3,712,667, which was the average of three separate independent appraisals of the fair market value of the Ripon System. The purchase of the Ripon System was funded by available borrowings under the Company's revolving credit facility. The Ripon System passes approximately 2,500 homes and serves approximately 2,450 basic subscribers.

      On April 11, 1996, the Company purchased pursuant to a second asset purchase agreement with Jones Spacelink Income/Growth Fund 1-A, Ltd. the cable television system serving the areas in and around Lake Geneva, Wisconsin (the "Lake Geneva System"). The purchase price was $6,345,667, which was the average of three separate independent appraisals of the fair market value of the Lake Geneva System. The purchase of the Lake Geneva System was funded by available borrowings under the Company's revolving credit facility. The Lake Geneva System passes approximately 5,400 homes and serves approximately 3,600 basic subscribers.

      Exchanges
      ---------

      On August 11, 1995, the Company entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the TWEAN Exchange Agreement, on February 29, 1996, the Company conveyed to TWEAN the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000 (subject to normal closing adjustments).
In return, the Company received from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland (the "Prince George's County System"), and portions of Fairfax County, Virginia (the "Reston System"). These systems serve approximately 86,500 subscribers. This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the Prince Georges County System and the Reston System were recorded at the historical cost of the assets given up plus the $3,500,000 cash consideration. The Company paid Financial Group a $1,668,000 fee upon the completion of the TWEAN Exchange Agreement as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

      On September 1, 1995, the Company entered into an asset exchange agreement (the "Time Warner Exchange Agreement") with Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television operator. Pursuant to the Time Warner Exchange Agreement, on April 12, 1996, the Company conveyed to Time Warner the cable television systems serving Hilo, Hawaii (the "Hilo System") and Kenosha, Wisconsin (the "Kenosha System") as well as the Lodi System, the Ripon System, the Lake Geneva System and cash in the amount of $11,735,667. The Hilo System and the Kenosha System serve approximately 17,300 and 28,400 basic subscribers, respectively, and pass approximately 23,000 and 39,000 homes, respectively. In return, the Company received from Time Warner the cable television systems serving the communities in and around Savannah, Georgia (the "Savannah System"). This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the Savannah System was recorded at the historical cost of the assets given up plus the $11,735,667 cash consideration. The Savannah System passes approximately 100,000 homes and serves approximately 63,000 subscribers. The Company paid Financial Group a $1,286,000 fee upon the completion of the Time Warner Exchange Agreement as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

      The pro forma effect of the above-described acquisitions and exchanges on the Company's results of operations for the three months ended March 31, 1996 are presented in the following unaudited tabulation:

                        For the three months ended March 31, 1996:
                        ------------------------------------------

                          As Reported    Adjustments    Pro Forma
                          -----------    -----------    ---------

      Revenues             $ 66,987        $14,960      $ 81,947
                           ========        =======      ========

      Operating Income     $    873        $   372      $  1,245
                           ========        =======      ========

      Net Loss             $(14,789)       $(2,649)     $(17,438)
                           ========        =======      ========

      Loss Per Share       $   (.47)                    $   (.56)
                           ========                     ========

      The pro forma effect of the above-described acquisitions and exchanges as well as the acquisition of the cable television system serving areas in and around Augusta, Georgia (the "Augusta System") in October 1995 and the cable television system serving areas in and around Dale City, Virginia in November 1995 on the Company's results of operations for the three months ended March 31, 1995 are presented in the following unaudited tabulation:

                        For the three months ended March 31, 1995:
                        ------------------------------------------

                          As Reported    Adjustments    Pro Forma
                          -----------    -----------    ---------

      Revenues              $43,102       $ 32,814      $ 75,916
                            =======       ========      ========

      Operating Income      $ 3,859       $ (1,311)     $  2,548
                            =======       ========      ========

      Net Loss              $(3,855)      $(10,222)     $(14,077)
                            =======       ========      ========

      Loss Per Share        $  (.12)                    $   (.45)
                            =======                     ========

(3) On September 5, 1995, the Company entered into an asset purchase agreement with Cable TV Joint Fund 11, a joint venture ("Joint Fund 11") among Cable TV Fund 11-A, Ltd., Cable TV Fund 11-B, Ltd., Cable TV Fund 11-C, Ltd. and Cable TV Fund 11-D, Ltd., Colorado limited partnerships managed by the Company, to acquire from Joint Fund 11 the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System"). The purchase price is the average of three separate independent appraisals of the fair market value of the Manitowoc System. The closing of the sale will occur, if at all, on a date upon which the Company and the Venture mutually agree by September 30, 1996. The closing of this transaction is contingent upon the City of Manitowoc's approval of the transfer of the City of Manitowoc cable television franchise and the approval of the transaction by a majority of the limited partners of each of the four partnerships that form Joint Fund 11. Joint Fund 11 has not yet received consent from the City of Manitowoc to transfer the cable television franchise. Negotiations will continue. If all conditions precedent to closing are not eventually satisfied or waived, the Company's obligation to purchase the Manitowoc System will terminate on

     September 30, 1996. The Company, as general partner of the partnerships which form Joint Fund 11, will receive a distribution of approximately $3,900,000 upon the closing of this transaction. The Manitowoc System passes approximately 16,000 homes and serves approximately 10,700 basic subscribers.

(4) On May 3, 1996, the Company entered into a letter of intent with an unaffiliated party to sell the cable television systems serving areas in and around Walnut Valley and Oxnard, both in the state of California, for $104,000,000. The closing of this transaction is subject to a number of conditions including the negotiation of definitive asset purchase agreements and obtaining necessary governmental and other third party consents.

(5) On April 1, 1996, Cable TV Fund 11-B, Ltd. ("Fund 11-B"), one of the Company's managed limited partnerships, sold the cable television system serving areas in and around Lancaster, New York to an unaffiliated third party for $84,000,000. Upon closing, Fund 11-B repaid its indebtedness, a sales tax liability and a $2,100,000 brokerage fee to The Jones Group, Ltd., a wholly owned subsidiary of the Company. The remaining proceeds were distributed to Fund 11-B's partners. The Company, as general partner of Fund 11-B, received a distribution of $14,006,000 related to this transaction. Funds received in payment of the brokerage fee and the general partner distribution were used to reduce amounts outstanding on the Company's revolving credit facility.

(6) Net income (loss) per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings (loss) per share.

(7) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the three months ended March 31, 1996 and 1995. Approximately $22,509,000 and $15,473,000 of interest expense was paid during the three months ended March 31, 1996 and 1995, respectively. No material non-cash investing or financing transactions were recorded during the first three months of fiscal 1996 and 1995.

(8) Certain prior period amounts have been reclassified to conform to the current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------

     FINANCIAL CONDITION

     The Company historically has grown by acquiring and developing cable television systems for both itself and its managed limited partnerships, primarily in suburban areas with attractive demographic characteristics. The Company intends to liquidate its Company-managed limited partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years.

     The Company is implementing a balanced strategy of acquiring cable television systems from Company-managed limited partnerships and from third parties. As part of this process, certain systems owned by the Company and its managed partnerships may be sold to third parties and Company-owned systems may be exchanged for systems owned by other cable system operators. It is the Company's plan to cluster its cable television properties, to the extent feasible, in geographic areas. Clustering systems should enable the Company to obtain operating efficiencies, and it should position the Company to capitalize on new revenue and business opportunities as the telecommunications industry evolves. The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

     Acquisitions of cable television systems, the development of new services and capital expenditures for system extensions and upgrades are subject to the availability of cash generated from operations, borrowings under the Company's $500 million revolving credit facility, debt and/or equity financing. In addition, the Company may explore other financing options such as private equity capital and/or the sale of non-strategic assets. There can be no assurance that the capital resources necessary to accomplish the Company's acquisition and development plans will be available on terms and conditions acceptable to the Company, or at all.

     In conjunction with the Company's acquisition strategy, the Company has acquired the Manassas System, the Prince Georges County System, the Reston System and the Savannah System during 1996. The acquisition of such systems has increased the Company's basic subscriber base by approximately 139,000 basic subscribers to approximately 574,000 basic subscribers. In addition, these transactions are part of the Company's strategy to cluster its cable systems. The Manassas System, the Prince Georges County System and the Reston System are near other Company-owned and Company-managed systems in the Washington DC area. The Savannah System is in relative close proximity to the Company's Augusta System. These transactions are described in detail in Note 2 of the Notes to Unaudited Consolidated Financial Statements.

     The Manassas System was purchased for $71,000,000. Funding was provided by borrowings available under the Company's revolving credit facility. The Prince Georges County System and the Reston System were acquired in exchange for three systems that the Company purchased from managed partnerships. The $176,479,000 of capital required by this transaction was provided by borrowings available under the Company's revolving credit facility. The Savannah System was acquired in exchange for two Company owned cable television systems and three cable television systems purchased from managed partnerships. The $47,500,000 of capital required by this transaction was provided by borrowings available under the Company's revolving credit facility.

     From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of March 31, 1996, the Company had advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $11,833,000, a decrease of approximately $2,478,000 over the amount advanced at December 31, 1995. Of the total balance of $11,833,000, an advance to Cable TV Fund

14 A/B Venture ("Fund 14 A/B"), a venture between two of the Company's managed partnerships, accounted for approximately $4,055,000, or 34%. The Company advanced funds to Fund 14 A/B primarily to fund that venture's capital requirements. It is anticipated that Fund 14 A/B will repay this advance in the second quarter with borrowings from Fund 14 A/B's renegotiated credit facility. An advance to Spacelink Fund 4, Ltd. ("Fund 4"), net of reserve, accounted for approximately $3,312,000, or 28%, of the advance. Funds were advanced to Fund 4 to fund operations and capital expenditures as well as to repay amounts outstanding on Fund 4's credit facility. The Company expects to recover this advance upon the eventual liquidation of Fund 4. The Company has reserved the portion of its advance to Fund 4 that exceeds the fair value of Fund 4's assets. In addition, an advance to Cable TV Fund 14-A, Ltd. ("Fund 14-A") accounted for approximately $2,328,000, or 20%, of the outstanding balance. It is anticipated that Fund 14-A will repay this advance in the fourth quarter upon the sale of its cable television system serving Turnersville, New Jersey. The remainder of the advances represent funds for capital expansion and improvements of properties owned by 22 partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during 1996. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

     The Company purchased property, plant and equipment totaling approximately $15,618,000 during the three months ended March 31, 1996. Such expenditures were principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Alexandria, Virginia and Augusta, Georgia systems; and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Anne Arundel, Maryland; and Augusta, Georgia systems. Estimated capital expenditures, excluding acquisitions, for the remainder of 1996 are approximately $63,000,000. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facility, as discussed below.

     Sources of Funds

     On October 31, 1995, the Company, through Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary, entered into a $500,000,000 reducing revolving credit facility with a group of commercial banks. This credit facility required the transfer of a majority of the Company's cable television properties to JCH. The entire $500,000,000 commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity of December 31, 2004. As of March 31, 1996, $284,000,000 was outstanding under this agreement. Interest on outstanding obligations ranges from Base Rate to Base Rate plus 1/8% or LIBOR plus 5/8% to LIBOR plus 1 1/8% based on certain leverage covenants. In addition, a commitment fee of 3/16% to 3/8% on the unused commitment is also required. The effective interest rate on amounts outstanding at March 31, 1996 was 5.97%.

      On April 1, 1996, Cable TV Fund 11-B, Ltd. ("Fund 11-B"), one of the Company's managed limited partnerships, sold the cable television system serving areas in and around Lancaster, New York to an unaffiliated third party for $84,000,000. Upon closing, Fund 11-B repaid its indebtedness, a sales tax liability and a $2,100,000 brokerage fee to The Jones Group, Ltd., a wholly owned subsidiary of the Company. The remaining proceeds were distributed to Fund 11-B's partners. The Company, as general partner of Fund 11-B, received a distribution of $14,006,000 related to this transaction. Funds received in payment of the brokerage fee and the general partner distribution were used to reduce amounts outstanding on the Company's revolving credit facility.

      On May 3, 1996, the Company entered into a letter of intent with an unaffiliated party to sell the cable television systems serving areas in and around Walnut Valley and Oxnard, both in the state of California, for $104,000,000. The closing of this transaction is subject to a number of conditions including the negotiation of definitive asset purchase agreements and obtaining necessary governmental and other third party consents.

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

      The Company has sufficient sources of capital available, consisting of cash generated from operations and available borrowings from its credit facility, to meet its operational needs. Future acquisitions of cable television systems are subject to the availability of additional debt and/or equity financing as discussed above.

      Regulatory Matters

      As a result of rate orders issued by the FCC, cost-of-service showings have been filed for the following Company-owned cable television systems:
Jefferson County, Colorado; Charles County, Maryland; Dale City, Virginia; Manassas, Virginia; Pima County, Arizona; Alexandria, Virginia; and Augusta, Georgia. The cost-of-service showings have not yet received final approval from regulatory authorities, however, and there can be no assurance that the cost-of-service showings will prevent further rate reductions until such final approvals are received.

     On January 31, 1996, Congress passed the Telecommunications Act of 1996 (the "1996 Act") which substantially revised the federal laws regulating the Company's cable television business. The President signed the 1996 Act into law on February 8, 1996. Among other things, the 1996 Act promotes increased competition from the delivery of video, data and other services by local telephone companies (also known as local exchange carriers or "LECs") and others, permits cable television operators to provide local voice and data communications services and deregulates the customer programming service rates of smaller operators upon enactment and other operators in 1999. The 1996 Act allows telephone companies to provide cable television services within their telephone service areas operating as conventional cable systems, or "open video systems" that afford access to other video providers. Telephone companies offering stand-alone cable television service or cable television service in connection with an open video system could provide substantial competition to the Company's owned and managed systems. The 1996 Act also permits entities to provide local telecommunications services in competition with the LECs. The 1996 Act establishes local exchange competition as a national policy by preempting laws that prohibit competition in the local exchange and establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services. One premise of the 1996 Act is that additional regulatory flexibility for LECs is necessary to allow them to respond to competition. Depending on the degree and form of regulatory flexibility afforded the LECs, the Company's ability to compete to provide telephony services may be adversely affected.

     RESULTS OF OPERATIONS

     Revenues

     The Company derives its revenues from four primary sources: subscriber fees from Company-owned cable television systems, management fees from revenues earned by managed limited partnerships, fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships and revenues from non-cable television subsidiaries. Total revenues for the three months ended March 31, 1996, totaled $66,987,000, an increase of $23,885,000, or 55%, over the total of $43,102,000 for the three months ended March 31, 1995. This increase reflects the Company's acquisition of the following cable television systems: the Augusta System on October 20, 1995; the Dale City System on November 29, 1995; the Manassas System on January 10, 1996; the Prince Georges County System on February 29, 1996; and the Reston System on February 29, 1996 (the "Acquired Systems"). Disregarding the effect of the acquisition of the Acquired Systems, total revenues would have increased $6,906,000, or 17%.

     The Company's subscriber service fees increased $20,502,000, or 64%, to $52,342,000 for the three months ended March 31, 1996 from $31,840,000 for the three months ended March 31, 1995. The effect of the acquisition of the Acquired Systems accounted for $17,474,000, or 85%, of this increase. Disregarding the effect of the acquisition of the Acquired Systems, subscriber service fees would have increased $3,028,000, or 10%. This increase was due primarily to an increase in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company.

     The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $5,080,000 for three months ended March 31, 1996, a decrease of $147,000, or 3%, over the total of $5,227,000 reported for the months ended March 31, 1995. The decrease in management fees is a result of the sale of certain managed systems in 1995 and 1996. Disregarding the effect of the sale of managed systems, management fees increased 8%.

     In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of distributions upon the sale of cable television properties owned by such partnerships. No such revenues were recognized during the three month periods ended March 31, 1996 and 1995. In addition, The Jones Group, Ltd., a wholly owned subsidiary of the Company, earns brokerage fees upon the sale of managed cable television systems to third parties. No such fees were recognized during the three month periods ended March 31, 1996 and 1995.

     The Company also operates certain non-cable subsidiaries. Such subsidiaries include Jones Satellite Programming, Inc. ("JSP"), a distributor of satellite programming to satellite dish owners; Jones Futurex, Inc. ("Futurex"), a manufacturer of various electronic components; and Jones Satellite Networks, Inc. ("JSN"), a distributor of radio programming to radio stations. Non-cable revenue totaled $9,565,000 for the three months ended March 31, 1996, an increase of $3,530,000, or 58%, over the $6,035,000 recorded for the three months ended March 31, 1995. This increase was due primarily to an increase in the sales of Futurex.

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

     Cable operating expenses increased $9,008,000, or 48%, to $27,884,000 for the three months ended March 31, 1996 compared to $18,876,000 for the three months ended March 31, 1995. The acquisition of the Acquired Systems accounted for approximately 82% of this increase. Disregarding the effect of the acquisition of the Acquired Systems, cable operating expense would have increased $1,659,000, or 10%. This increase was due primarily to increases in premium and satellite programming costs, personnel costs and property tax expense.

     Cable general and administrative expense increased $969,000, or 49%, to $2,937,000 for the three months ended March 31, 1996 from $1,968,000 for the three months ended March 31, 1995. This increase is due to the revenue increase resulting from the acquisition of the Acquired Systems, since the allocation of general and administrative expenses is based on revenues of owned and managed cable television systems. Disregarding the effect of the acquisition of the Acquired Systems, cable general and administrative expenses decreased $64,000, or 4%. The decrease is due to effective cost controls relating to general and administrative expense.

     Non-cable operating, general and administrative expense increased $3,547,000, or 56%, to $9,932,000 for the three months ended March 31, 1996 from $6,385,000 for the three months ended March 31, 1995. This increase is due primarily to an increase in the expenses of Futurex.

     Depreciation and amortization expense increased $13,347,000, or 111%, to $25,361,000 for the three months ended March 31, 1996 from $12,014,000 for the three months ended March 31, 1995. Depreciation and amortization relating to the Acquired Systems was primarily responsible for this increase.

     Operating Income

     Operating income decreased $2,986,000, or 77%, to $873,000 for the three months ended March 31, 1996 from $3,859,000 for the three months ended March 31, 1995, due primarily to the increase in depreciation and amortization expense.

     The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. The value of a cable television company is often determined using multiples of cable television system cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $10,361,000, or 65%, to $26,234,000 for the three months ended March 31, 1996 from $15,873,000 for the three months ended March 31, 1995. Disregarding the effect of the acquisition of the Acquired Systems, operating income before depreciation and amortization would have increased $1,764,000, or 12%.

     Other Income (Expense)

     Interest expense increased $5,465,000, or 57%, to $15,099,000 for the three months ended March 31, 1996 from $9,634,000 for the three months ended March 31, 1995. This increase was due to interest on the $200 million of Senior Notes sold in March 1995 and to higher outstanding balances on the Company's revolving credit facility. Proceeds from the $200 million Senior Notes and borrowings under the credit facility were used in the acquisition of the Acquired Systems.

     Equity in losses of affiliated entities decreased $60,000, or 6%, to $886,000 for the three months ended March 31, 1996 from $946,000 for the three months ended March 31, 1995. This decrease was due primarily to a decrease in the net losses of the managed partnerships.

     Interest income decreased to $1,026,000 for the three months ended March 31, 1996 from $2,924,000 for the three months ended March 31, 1995, due to a reduction in cash and cash equivalents.

     Net loss increased $10,934,000 to $14,789,000 for the three months ended March 31, 1996 from $3,855,000 for the three months ended March 31, 1995, due primarily to the increases in depreciation and amortization expense and interest expense.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 10-K.

     a)  Exhibits

         15)  Letter Regarding Unaudited Interim Financial Statements.
         27)  Financial Data Schedule
         28)  Accountants' Review letter, dated May 3, 1996.

     b)  Reports on Form 8-K

         None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              JONES INTERCABLE, INC.


                              /S/Kevin P. Coyle
                              -----------------------------------
                              Kevin P. Coyle
                              (Group Vice President/Finance)

Dated:  May 14, 1996