Form 10-Q
period 1996-06-30
JONES INTERCABLE INC
filed 1996-08-12
CIK 275605

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 1996
                               -------------

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

                                (303) 792-3111
                                --------------
                         Registrant's telephone number

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

Shares outstanding of each of the registrant's classes of Common Stock, as of July 26, 1996.

26,264,523  - Common Stock, $.01 par value per share

5,113,021  - Class A Common Stock, $.01 par value per share

                    JONES INTERCABLE, INC. AND SUBSIDIARIES
                    ---------------------------------------

                                   I N D E X
                                   ---------


                                                            Page
                                                            Number
                                                            ------

PART I.  FINANCIAL INFORMATION.

  Item 1.   Financial Statements

   Unaudited Consolidated Balance Sheets
     June 30, 1996 and December 31, 1995                         3

   Unaudited Consolidated Statements of Operations
     Three and Six Months Ended June 30, 1996 and 1995           5

   Unaudited Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1996 and 1995                     6

   Notes to Unaudited Consolidated Financial Statements
     June 30, 1996                                               7

  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                         11

PART II.    OTHER INFORMATION.

  Item 6.    Exhibits and Reports on Form 8-K                   17

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of June 30, 1996 and December 31, 1995
- --------------------------------------------------------------------------------

                                                         June 30, 1996   December 31, 1995
ASSETS                                                           (Stated in Thousands)
- ------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS                                $       7,043     $         2,314

RESTRICTED CASH                                                  1,766               6,357

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $1,357,000 in June 1996
    and $1,056,000 in December 1995                             14,763              19,332
  Affiliated entities                                            7,583              14,311
  Other                                                          2,110               2,442

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                       588,704             475,436
    Less-accumulated depreciation                             (192,180)           (171,948)
                                                             ---------         -----------
                                                               396,524             303,488

  Franchise costs and other intangible assets, net of
    accumulated amortization of $204,523,000 in June
    1996 and $171,497,000 in December 1995                     501,309             309,813

  Investments in domestic cable television
    partnerships and affiliates                                 41,573              45,745

  Investment in Bell Cablemedia plc                            120,780              99,613
                                                             ---------         -----------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES              1,060,186             758,659
                                                             ---------         -----------

DEFERRED TAX ASSET, net of valuation
  allowance of $34,420,000 in June 1996 and
  $29,253,000 in December 1995                                   3,862               3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                     60,178              53,222
                                                             ---------         -----------

TOTAL ASSETS                                             $   1,157,491     $       860,499
                                                             =========         ===========




          The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.


UNAUDITED CONSOLIDATED                                                        Jones Intercable, Inc.
BALANCE SHEETS                                                                      and Subsidiaries
As of June 30, 1996 and December 31, 1995
- ----------------------------------------------------------------------------------------------------

                                                                  June 30, 1996   December 31, 1995
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                  (Stated in Thousands)
- ----------------------------------------------------------------------------------------------------

LIABILITIES:
  Accounts payable and accrued liabilities                        $      75,857     $        69,411
  Subscriber prepayments and deposits                                     5,887               5,579
  Subordinated debentures and other debt                                462,548             462,714
  Credit Facility                                                       320,000              30,000
                                                                      ---------         -----------

TOTAL LIABILITIES                                                       864,292             567,704
                                                                      ---------         -----------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 26,264,523 and 26,212,055 shares issued
    at June 30, 1996 and December 31, 1995, respectively                    263                 262
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 shares issued at June 30, 1996
    and December 31, 1995                                                    51                  51
  Additional paid-in capital                                            395,149             394,875
  Unrealized holding gain on marketable securities                       56,531              42,504
  Accumulated deficit                                                  (158,795)           (144,897)
                                                                      ---------         -----------

TOTAL SHAREHOLDERS' INVESTMENT                                          293,199             292,795
                                                                      ---------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                    $   1,157,491     $       860,499
                                                                      =========         ===========




          The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.


UNAUDITED CONSOLIDATED                                                                                Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                                                                    and Subsidiaries
For the three and six months ended June 30, 1996 and 1995
- -----------------------------------------------------------------------------------------------------------------------------------
                                                             For the Three Months Ended             For the Six Months Ended
                                                           --------------------------------    ------------------------------------
                                                         June 30, 1996       June 30, 1995         June 30, 1996      June 30, 1995
                                                                         (Stated in Thousands Except Per Share Data)
- -----------------------------------------------------------------------------------------------------------------------------------

REVENUES FROM OPERATIONS:
Cable Television Revenue
  Subscriber service fees                                $      63,800     $      32,381     $         116,142     $        64,221
  Management fees                                                4,774             5,400                 9,854              10,627
  Fund Fee and Brokerage Fee                                    16,100                 -                16,100                   -
Non-cable Revenue                                                9,109             6,824                18,674              12,859
                                                               -------           -------        --------------          ----------

TOTAL REVENUES                                                  93,783            44,605               160,770              87,707

COSTS AND EXPENSES:
Cable Television Expenses
  Operating expenses                                            33,696            19,069                61,580              37,945
  General and administrative expenses *                          4,008             2,065                 6,945               4,033
Non-cable operating, general and administrative                  8,857             7,350                18,789              13,735
Depreciation and amortization                                   28,677            12,811                54,038              24,825
                                                               -------           -------        --------------          ----------

OPERATING INCOME                                                18,545             3,310                19,418               7,169

OTHER INCOME (EXPENSE):
  Interest expense                                             (17,469)          (13,419)              (32,568)            (23,053)
  Equity in losses of affiliated entities                       (1,122)             (950)               (2,008)             (1,896)
  Interest income                                                1,466             4,879                 2,492               7,803
  Other, net                                                      (529)              (15)               (1,232)                (73)
                                                               -------           -------        --------------          ----------

INCOME (LOSS) BEFORE INCOME TAXES                                  891            (6,195)              (13,898)            (10,050)

      Income tax benefit                                             -                 -                     -                   -
                                                               -------           -------        --------------          ----------

NET INCOME (LOSS)                                        $         891     $      (6,195)    $         (13,898)    $       (10,050)
                                                               =======           =======        ==============          ==========

PRIMARY INCOME (LOSS) PER SHARE:                         $         .03     $        (.20)    $            (.44)    $          (.32)
                                                               =======           =======        ==============          ==========

AVERAGE NUMBER OF CLASS A COMMON AND
  COMMON SHARES OUTSTANDING                                     31,377            31,271                31,367              31,259
                                                               =======           =======        ==============          ==========




* Of the total general and administrative expenses, approximately $973,000 and $612,000 for the three months ended June 30, 1996 and 1995, respectively, and approximately $1,864,000 and $1,220,000 for the six months ended June 30, 1996 and 1995, respectively, represent related party expenses.

          The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.


UNAUDITED CONSOLIDATED STATEMENTS OF                                                        Jones Intercable, Inc.
CASH FLOWS                                                                                        and Subsidiaries
For the six months ended June 30, 1996 and 1995
- -------------------------------------------------------------------------------------------------------------------
                                                                               For the Six Months Ended
                                                                        --------------------------------------
                                                                          June 30, 1996         June 30, 1995
                                                                                  (Stated in Thousands)
- -------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $       (13,898)      $           (10,050)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                               54,038                    24,825
      Equity in losses of affiliates                                               2,008                     1,896
      Class A Stock option expense                                                   126                       126
      Decrease in restricted cash                                                  4,591                         -
      Decrease in trade receivables                                                2,983                     2,341
      Decrease (increase) in other receivables, prepaid
        expenses and other assets                                                 (9,704)                  (14,545)
      Increase (decrease) in accounts payable, accrued
        liabilities and subscriber prepayments and deposits                        6,741                    (3,069)
                                                                                --------             -------------

Net cash provided by operating activities                                         46,885                     1,524
                                                                                --------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television systems                                          (299,475)                        -
  Purchase of property and equipment                                             (41,373)                  (30,719)
  Other, net                                                                       1,981                         -
                                                                                --------             -------------

Net cash used in investing activities                                           (338,867)                  (30,719)
                                                                                --------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       290,000                         -
  Proceeds from the sale of Senior Notes, net                                          -                   196,500
  Decrease (increase) in accounts receivable from affiliated entities              6,728                    10,575
  Proceeds from Class A stock options                                                149                         -
  Other, net                                                                        (166)                        -
                                                                                --------             -------------

Net cash provided by financing activities                                        296,711                   207,075
                                                                                --------             -------------

Increase in Cash and Cash Equivalents                                              4,729                   177,880

Cash and Cash Equivalents, beginning of period                                     2,314                    79,842
                                                                                --------             -------------

Cash and Cash Equivalents, end of period                                 $         7,043       $           257,722
                                                                                ========             =============




          The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries



(1) This Form 10-Q is being filed by Jones Intercable, Inc. and its subsidiaries (the "Company"). This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995 and its results of operations and cash flows for the three and six months ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) The Company has completed the following acquisitions, exchanges and sales in 1996:

      Acquisitions
      ------------

      On January 10, 1996, the Company purchased the cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in the State of Virginia (the "Manassas System") from an unaffiliated party. The purchase price of the Manassas System was $71,000,000, subject to normal closing adjustments. The purchase was funded by borrowings available under the Company's revolving credit facility. The Company paid Jones Financial Group, Ltd. ("Financial Group"), a subsidiary of Jones International, Ltd., a fee of $896,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by financial advisors. At acquisition, the Manassas System passed approximately 39,300 homes and served approximately 26,600 basic subscribers.

      On February 28, 1996, the Company purchased pursuant to a purchase and sale agreement with IDS/Jones Growth Partners 87-A, Ltd., one of the Company's managed limited partnerships, the cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The purchase price was $44,235,333, which was the average of three separate independent appraisals of the fair market value of the Carmel System. The purchase of the Carmel System was funded by borrowings available under the Company's revolving credit facility. At acquisition, the Carmel System passed approximately 24,400 homes and served approximately 19,200 basic subscribers.

      On February 28, 1996, the Company purchased pursuant to a purchase and sale agreement with Jones Cable Income Fund 1-B, Ltd., one of the Company's managed limited partnerships, the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The purchase price was $18,347,667, which was the average of three separate independent appraisals of the fair market value of the Orangeburg System. The purchase of the Orangeburg System was funded by borrowings available under the Company's revolving credit facility. At acquisition, the Orangeburg System passed approximately 16,530 homes and served approximately 12,500 basic subscribers.

      On February 28, 1996, the Company purchased pursuant to a purchase and sale agreement with the Cable TV Fund 12-BCD Venture (the "Venture"), a joint venture of three of the Company's managed limited partnerships, the cable television system serving areas in and around Tampa, Florida (the "Tampa System"). The purchase price was $110,395,667, which was the average of three separate independent appraisals of the fair market value of the Tampa System. The purchase of the Tampa System was funded by borrowings available under the Company's revolving credit facility. At acquisition, the Tampa System passed approximately 128,500 homes and served approximately 65,000 basic subscribers.

      On April 11, 1996, the Company purchased pursuant to an asset purchase agreement with Jones Spacelink Income Partners 87-1, L.P., a Colorado limited partnership managed by the Company, the cable television systems serving the communities of Lodi, Burbank, Lafayette Township, New London, Bailey Lakes, Savannah Shreve, Jeromesville, West Lafayette, Loudonville, Perrysville, Creston, Gloria Glens, Sterling, Seville, Westfield Center, Chippewa, Lake Area, Rittman, West Salem, Bloomville, Spencer, Polk and Congress, all in the State of Ohio (the "Lodi System"). The purchase price was $25,706,000, which was the average of three separate independent appraisals of the fair market value of the Lodi System. The purchase of the Lodi System was funded by available borrowings under the Company's revolving credit facility. At acquisition, the Lodi System passed approximately 20,600 homes and served approximately 15,200 basic subscribers.

      On April 11, 1996, the Company purchased pursuant to an asset purchase agreement with Jones Spacelink Income/Growth Fund 1-A, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving the areas in and around Ripon, Wisconsin (the "Ripon System"). The purchase price was $3,712,667, which was the average of three separate independent appraisals of the fair market value of the Ripon System. The purchase of the Ripon System was funded by available borrowings under the Company's revolving credit facility. At acquisition, the Ripon System passed approximately 2,500 homes and served approximately 2,450 basic subscribers.

      On April 11, 1996, the Company purchased pursuant to a second asset purchase agreement with Jones Spacelink Income/Growth Fund 1-A, Ltd. the cable television system serving the areas in and around Lake Geneva, Wisconsin (the "Lake Geneva System"). The purchase price was $6,345,667, which was the average of three separate independent appraisals of the fair market value of the Lake Geneva System. The purchase of the Lake Geneva System was funded by available borrowings under the Company's revolving credit facility. At acquisition, the Lake Geneva System passed approximately 5,400 homes and served approximately 3,600 basic subscribers.

      Exchanges
      ---------

      On February 29, 1996, the Company, pursuant to an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator, conveyed to TWEAN the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000 (subject to normal closing adjustments).
In return, the Company received from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince Georges County, all in Maryland (the "Prince Georges County System"), and portions of Fairfax County, Virginia (the "Reston System"). At acquisition, these systems served approximately 86,500 subscribers. This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the Prince Georges County System and the Reston System were recorded at the historical cost of the assets given up plus the $3,500,000 cash consideration. The Company paid Financial Group a $1,668,000 fee upon the completion of the TWEAN Exchange Agreement as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

      On April 12, 1996, the Company, pursuant to an asset exchange agreement (the "Time Warner Exchange Agreement") with Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television operator, conveyed to Time Warner the cable television systems serving Hilo, Hawaii (the "Hilo System") and Kenosha, Wisconsin (the "Kenosha System") as well as the Lodi System, the Ripon System, the Lake Geneva System and cash in the amount of $11,735,667. The Hilo System and the Kenosha System served approximately 17,300 and 28,400 basic subscribers, respectively, and passed approximately 23,000 and 39,000 homes, respectively. In return, the Company received from Time Warner the cable television systems serving the communities in and around Savannah, Georgia (the "Savannah System"). This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the Savannah System was recorded at the historical cost of the assets given up plus the $11,735,667 cash consideration. At acquisition, the Savannah System passed approximately 100,000 homes and served approximately 63,000 subscribers. The Company paid Financial Group a $1,286,000 fee upon the completion of the Time Warner Exchange Agreement as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

      Sales
      -----

      On June 14, 1996, the Company completed the sale of Galactic Radio, Inc., a wholly-owned subsidiary, to Jones Global Group, Inc., an affiliated company. Galactic Radio, Inc. owns and operates Jones Satellite Networks, Inc. and Superaudio. The sale price was $17.2 million. The Company's Board of Directors requested and received a fairness opinion related to this sale from an unaffiliated investment banking firm. The sales price was paid in the form of 984,968 ADSs of Bell Cablemedia plc. The number of ADSs represents the purchase price of $17.2 million divided by the 30-day average closing price of an ADS for the 30-day period immediately preceding the closing date. As a result of this transaction, the Company now directly owns 7.2 million ADSs of Bell Cablemedia. Due to the related party nature of this transaction, no gain is reflected in the accompaying financial statements.

      On July 31, 1996, the Company sold Jones Satellite Programming, Inc. ("JSP"), a wholly-owned subsidiary, to an unaffiliated party for $2,873,871, subject to customary closing adjustments. JSP provides satellite programming to satellite dish owners.

      The pro forma effect of the above-described acquisitions and exchanges of cable television properties and the sales of non-strategic subsidiaries on the Company's results of operations for the six months ended June 30, 1996 are presented in the following unaudited tabulation:


                                 For the six months ended June 30, 1996:
                       ---------------------------------------------------------

                                           Acquisitions/
                             As Reported    Exchanges      Sales      Pro Forma
                             ------------  ----------     -------     ---------

      Revenues               $ 160,770     $ 10,874       $ (8,252)   $ 163,392
                               =======       ======        =======      =======

      Operating Income       $  19,418     $    416       $    191    $  20,025
                               =======      =======        =======      =======

      Net Loss               $ (13,898)    $ (2,935)      $    191    $ (16,642)
                               =======      =======        =======      =======

      Loss Per Share         $    (.44)                               $    (.53)
                               =======                                  =======


      The pro forma effect of the above-described acquisitions and exchanges of cable television properties and the sales of non-strategic subsidiaries as well as the acquisition of the cable television system serving areas in and around Augusta, Georgia (the "Augusta System") in October 1995 and the cable television system serving areas in and around Dale City, Virginia in November 1995 on the Company's results of operations for the six months ended June 30, 1995 are presented in the following unaudited tabulation:


                                        For the six months ended June 30, 1995:
                                        ---------------------------------------

                                               Acquisitions/
                             As Reported    Exchanges       Sales      Pro Forma
                             ------------  -----------     -------     ----------

      Revenues              $     87,707   $   58,161   $  (8,809)  $    137,059
                                 =======      =======      ======        =======

      Operating Income      $      7,169   $   (2,436)  $     510   $      5,243
                                 =======      =======      ======        =======

      Net Loss              $    (10,050)  $  (20,768)  $     510   $    (30,308)
                                 =======      =======      ======        =======

      Loss Per Share        $       (.32)                           $       (.97)
                                 =======                                 =======

(3) On May 3, 1996, the Company entered into a letter of intent with an unaffiliated party to sell the cable television systems serving areas in and around Walnut Valley and Oxnard, both in the state of California, for $104,000,000. The closing of this transaction is subject to a number of conditions including the negotiation of definitive asset purchase agreements and obtaining necessary governmental and other third party consents.

(4) On April 1, 1996, Cable TV Fund 11-B, Ltd. ("Fund 11-B"), one of the Company's managed limited partnerships, sold the cable television system serving areas in and around Lancaster, New York to an unaffiliated third party for $84,000,000. Upon closing, Fund 11-B repaid its indebtedness, a sales tax liability and a $2,100,000 brokerage fee to The Jones Group, Ltd., a wholly owned subsidiary of the Company. The remaining proceeds were distributed to Fund 11-B's partners. The Company, as general partner of Fund 11-B, received a distribution of $14,000,000 related to this transaction. Funds received in payment of the brokerage fee and the general partner distribution were reflected as revenues from operations and were used to reduce amounts outstanding on the Company's revolving credit facility.

(5) On July 30, 1996, the Company entered into an agreement with Maryland Cable Partners, L.P., an unaffiliated party, to purchase the cable television system serving the communities of Berwyn Heights, Bladensburg, Bowie, Brentwood, Cheverly, College Park, Colmar Manor, Cottage City, Edmonston, Glenarden, Greenbelt, Hyattsville, Landover Hills, Laurel, Mt. Rainier, New Carrollton, North Brentwood, Riverdale, Takoma Park, University Park and portions of Prince Georges County, all in the State of Maryland (the "North Prince Georges County System"). The purchase price is $235,000,000, subject to downward adjustment if the seller does not meet certain equivalent basic subscriber and/or annualized gross revenue thresholds as of the closing date. The North Prince Georges County System passes approximately 150,000 homes and is expected to serve approximately 87,000 equivalent basic subscribers generating approximately $52,000,000 in annualized gross revenues at closing. This transaction is expected to close in the first half of 1997. It is expected that the purchase of the North Prince Georges County System will be funded by cash on hand and by borrowings under the Company's revolving credit facility. The Company will pay Financial Group a fee of $2,115,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. The North Prince Georges County System is contiguous to the Company's Prince Georges County System, which serves communities in the southern portion of Prince Georges County. The acquisition of the North Prince Georges County System will allow the Company to serve all 160,000 subscribers in Prince Georges County and bring the Company's total subscriber count in the Washington, D.C. area to approximately 384,000 subscribers.

(6) Net income (loss) per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings (loss) per share.

(7) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the three and six months ended June 30, 1996 and 1995. Approximately $30,438,000 and $17,009,000 of interest expense was paid during the six months ended June 30, 1996 and 1995, respectively. Other than the sale of Galactic Radio, Inc. described in Note 2, there were no material non-cash investing or financing transactions recorded during the six month periods ended June 30, 1996 and 1995.

(8) Certain prior period amounts have been reclassified to conform to the current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------

     FINANCIAL CONDITION

     The Company historically has grown by acquiring and developing cable television systems for both itself and its managed limited partnerships, primarily in suburban areas with attractive demographic characteristics. The Company intends to liquidate its Company-managed limited partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with this strategy, the Company has begun to market certain of the cable television systems owned by its managed limited partnerships, including all of the Company's managed systems in the suburban Chicago, Illinois area owned by six Company managed limited partnerships.

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

     Acquisitions of cable television systems, the development of new services and capital expenditures for system extensions and upgrades are subject to the availability of cash generated from operations, borrowings under the Company's $500 million revolving credit facility, debt and/or equity financing. In addition, the Company may explore other financing options such as private equity capital and/or the sale of additional non-strategic assets. There can be no assurance that the capital resources necessary to accomplish the Company's acquisition and development plans will be available on terms and conditions acceptable to the Company, or at all.

     In conjunction with the Company's acquisition strategy, the Company has acquired the Manassas System, the Prince Georges County System, the Reston System and the Savannah System during 1996. The acquisition of such systems has increased the Company's basic subscriber base by approximately 139,000 basic subscribers to approximately 575,000 basic subscribers at June 30, 1996. In addition, these transactions are part of the Company's strategy to cluster its cable systems. The Manassas System, the Prince Georges County System and the Reston System are near other Company-owned and Company-managed systems in the Washington DC area. The Savannah System is in relative close proximity to the Company's Augusta System. These transactions are described in detail in Note 2 of the Notes to Unaudited Consolidated Financial Statements.

     The Manassas System was purchased for $71,000,000. Funding was provided by borrowings available under the Company's revolving credit facility. The Prince Georges County System and the Reston System were acquired in exchange for three systems that the Company purchased from managed partnerships. The $176,479,000 of capital required by this transaction was provided by borrowings available under the Company's revolving credit facility. The Savannah System was acquired in exchange for two Company owned cable television systems and three cable television systems purchased from managed partnerships. In addition to the two Company-owned cable television systems exchanged, $47,500,000 of capital was required by this transaction and it was provided by borrowings available under the Company's revolving credit facility.

     From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of June 30, 1996, the Company had advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $7,583,000, a decrease of approximately $6,728,000 over the amount advanced at December 31, 1995. Of the total balance of $7,583,000, an advance to Spacelink Fund 4, Ltd. ("Fund 4"), net of reserve, accounted for approximately $3,421,000, or 45%, of the advance. Funds were advanced to Fund 4 to fund operations and capital expenditures as well as to repay amounts outstanding on Fund 4's credit facility. The Company expects to recover this advance upon the eventual liquidation of Fund 4. The Company has reserved the portion of its advance to Fund 4 that exceeds the fair value of Fund 4's assets. In addition, an advance to Cable TV Fund 14-A, Ltd. ("Fund 14-A") accounted for approximately $2,257,000, or 30%, of the outstanding balance. It is anticipated that Fund 14-A will repay this advance in the first quarter of 1997 upon the sale of its cable television system serving Turnersville, New Jersey. The remainder of the advances represent funds for capital expansion and improvements of properties owned by 23 partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during 1996. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

      The Company purchased property, plant and equipment totaling approximately $41,373,000 during the six months ended June 30, 1996. Such expenditures were principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Alexandria, Virginia and Augusta, Georgia systems; and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Anne Arundel, Maryland; Prince Georges County, Maryland; and Augusta, Georgia systems. Estimated capital expenditures, excluding acquisitions, for the remainder of 1996 are approximately $37,000,000. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facility, as discussed below.

      Sources of Funds

      On October 31, 1995, the Company, through
Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary, entered into a $500,000,000 reducing revolving credit facility with a group of commercial banks. This credit facility required the transfer of a majority of the Company's cable television properties to JCH. The entire $500,000,000 commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity of December 31, 2004. As of June 30, 1996, $320,000,000 was outstanding under this agreement. Interest on outstanding obligations ranges from Base Rate to Base Rate plus 1/8% or LIBOR plus 5/8% to LIBOR plus 1 1/8% based on certain leverage covenants. In addition, a commitment fee of 3/16% to 3/8% on the unused commitment is also required. The effective interest rate on amounts outstanding at March 31, 1996 was 5.97%.

      On April 1, 1996, Cable TV Fund 11-B, Ltd. ("Fund 11-B"), one of the Company's managed limited partnerships, sold the cable television system serving areas in and around Lancaster, New York to an unaffiliated third party for $84,000,000. Upon closing, Fund 11-B repaid its indebtedness, a sales tax liability and a $2,100,000 brokerage fee to The Jones Group, Ltd., a wholly owned subsidiary of the Company. The remaining proceeds were distributed to Fund 11-B's partners. The Company, as general partner of Fund 11-B, received a distribution of $14,000,000 related to this transaction. Funds received in payment of the brokerage fee and the general partner distribution were used to reduce amounts outstanding on the Company's revolving credit facility.

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

      As part of the Company's strategy to simplify its corporate structure and concentrate on its core communications business, the Company has sold two of its subsidiaries engaged in non-cable businesses, as described below.

      On June 14, 1996, the Company completed the sale of Galactic Radio, Inc., a wholly-owned subsidiary, to Jones Global Group, Inc., an affiliated company. Galactic Radio, Inc. owns and operates Jones Satellite Networks, Inc. and Superaudio. The sale price was $17.2 million. The Company's Board of Directors requested and received a fairness opinion related to this sale from an unaffiliated investment banking firm. The sales price was paid in the form of 984,968 ADSs of Bell Cablemedia plc. The number of ADSs represents the purchase price of $17.2 million divided by the 30-day average closing price of an ADS for the 30-day period immediately preceding the closing date. As a result of this transaction, the Company now directly owns 7.2 million ADSs of Bell Cablemedia.

      On July 31, 1996, the Company sold Jones Satellite Programming, Inc. ("JSP"), a wholly-owned subsidiary, to an unaffiliated party for $2,873,871, subject to customary closing adjustments. JSP provides satellite programming to satellite dish owners.

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

     RESULTS OF OPERATIONS

     Revenues

     The Company derives its revenues from four primary sources: subscriber fees from Company-owned cable television systems, management fees from revenues earned by managed limited partnerships, fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships and revenues from non-cable television subsidiaries. Total revenues for the three months ended June 30, 1996 totaled $93,783,000, an increase of $49,178,000, or 110%, over the total of $44,605,000 for the three months ended June 30, 1995. Total revenues for the six months ended June 30, 1996 totaled $160,770,000, an increase of $73,063,000, or 83%, over the total of $87,707,000 for the six months ended June 30, 1995. These increases reflect the Company's acquisition of the following cable television systems: the Augusta System on October 20, 1995; the Dale City System on November 29, 1995; the Manassas System on January 10, 1996; the Prince Georges County System on February 29, 1996; the Reston System on February 29, 1996; and the Savannah System on April 12, 1996 (the "Acquired Systems"). Disregarding the effect of the acquisition of the Acquired Systems and the sale of Galactic Radio, Inc. on June 14, 1996, total revenues would have increased $4,415,000, or 12%, and $10,429,000, or 15%, respectively, for the three and six months ended June 30, 1996.

     The Company's subscriber service fees increased $31,419,000, or 97%, to $63,800,000 for the three months ended June 30, 1996 from $32,381,000 for the three months ended June 30, 1995. Subscriber service fees for the six months ended June 30, 1996 increased $51,921,000, or 81%, to $116,142,000 from
$64,221,000 for the six months ended June 30, 1995. The effect of the acquisition of the Acquired Systems accounted for $29,783,000, or 95%, and $47,772,000, or 92%, respectively, of the increases in subscriber service fees for the three and six month periods. Disregarding the effect of the acquisition of the Acquired Systems, subscriber service fees would have increased $1,636,000, or 6%, and $4,149,000, or 8%, respectively, for the three and six month periods ended June 30, 1996. These increases were due primarily to increases in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company.

     The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $4,774,000 for the three months ended June 30, 1996, a decrease of $626,000, or 12%, over the total of $5,400,000 reported for the three months ended June 30, 1995. For the six months ended June 30, 1996, management fees totaled $9,854,000 compared to $10,627,000 in 1995, a decrease of $773,000, or 7%.
These decreases in management fees are the result of the sale of certain managed systems in 1995 and 1996. Disregarding the effect of the sale of such managed systems, management fees would have increased $347,000, or 8%, and $695,000, or 8%, respectively, for the three and six months ended June 30, 1996.

     In its capacity as the general partner of its managed partnerships, the Company receives revenues in the form of distributions upon the sale of cable television properties owned by such partnerships. The Company received a distribution of $14,000,000 upon the sale of Cable TV Fund 11-B's Lancaster, New York System in April 1996. No such revenue was recognized during the three and six month periods ended June 30, 1995. In addition, The Jones Group, Ltd., a wholly owned subsidiary of the Company, earns brokerage fees upon the sale of managed cable television systems to third parties. A brokerage fee of $2,100,000 was earned upon the sale of Cable TV Fund 11-B's Lancaster, New York system in April 1996. No such fees were recognized during the three and six month periods ended June 30, 1995.

     The Company also operates certain non-cable subsidiaries. Such subsidiaries include Jones Satellite programming, Inc. ("JSP"), a distributor of satellite programming to satellite dish owners; and Jones Futurex, Inc. ("Futurex"), a manufacturer of various electronic components. In addition, the Company owned and operated Jones Satellite Networks, Inc. ("JSN"), a distributor of radio programming to radio stations, a subsidiary of Jones Galactic Radio, Inc., until its sale on June 14, 1996. Non-cable revenue totaled $9,109,000 for the three months ended June 30, 1996, an increase of $2,285,000, or 33%, over the $6,824,000 recorded for the three months ended June 30, 1995. For the six months ended June 30, 1996, non-cable revenue totaled

$18,674,000, compared to
$12,859,000 in 1995, an increase of $5,815,000, or 45%. This increase was due primarily to an increase in the sales of Futurex.

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

     Cable operating expenses increased $14,627,000, or 77%, to $33,696,000 for the three months ended June 30, 1996 from $19,069,000 in 1995. For the six months ended June 30, 1996, cable operating expenses increased $23,635,000, or 62%, to $61,580,000 in 1996 from $37,945,000 in 1995. The effect of the acquisition of the acquired systems accounted for $14,118,000, or 97%, and $21,794,000, or 92%, respectively, of the increases for the three and six month periods. Disregarding the effect of the acquisition of the acquired systems, cable operating expense would have increased $509,000, or 3%, and $1,841,000, or 6%, respectively, for the three and six months ended June 30, 1996. These increases were due primarily to increases in basic and tier programming costs and property tax expense.

     Cable general and administrative expense increased $1,943,000, or 94%, to $4,008,000 for the three months ended June 30, 1996 from $2,065,000 in 1995.
For the six months ended June 30, 1996, cable general and administrative expense increased $2,912,000, or 72%, to $6,945,000 in 1996 from $4,033,000 in 1995.
These increases are due to the revenue increases resulting from the acquisition of the Acquired Systems, since the allocation of general and administrative expenses is based on the revenues of owned and managed cable systems. Disregarding the effect of the Acquired Systems, cable general and administrative expenses would have decreased $22,000, or 1%, and $126,000, or 4%, respectively, for the three and six month periods ended June 30, 1996.
These decreases are due to effective cost controls relating to general and administrative expense.

     Non-cable operating, general and administrative expense increased $1,507,000, or 21%, to $8,857,000 for the three months ended June 30, 1996 from $7,350,000 in 1995. For the six months ended June 30, 1996, non-cable operating, general and administrative expense increased $5,054,000, or 37%, to $18,789,000 in 1996 from $13,735,000 in 1995. These increases are due primarily to increases in the expenses of Futurex.

     Depreciation and amortization increased $15,866,000, or 124%, to $28,677,000 for the three months ended June 30, 1996 from $12,811,000 in 1995.
For the six months ended June 30, 1996, depreciation and amortization increased $29,213,000, or 118%, to $54,038,000 in 1996 from $24,825,000 in 1995.
Depreciation and amortization relating to the Acquired Systems was primarily responsible for these increases.

     Operating Income

     Operating income increased $15,866,000 to $18,545,000 for the three months ended June 30, 1996 from $3,310,000 in 1995. For the six months ended June 30, 1996, operating income increased $12,249,000, or 171%, to $19,418,000 in 1996 form $7,169,000 in 1995. These increases were due primarily to the fee and distribution revenue recognized upon the sale of Cable TV Fund 11-B's Lancaster, New York cable television system in April 1996.

     The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. The value of a cable television company is often determined using multiples of cable television system cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $31,101,000, or 193%, to $47,222,000 for the three months ended June 30, 1996 from $16,121,000 in 1995. For the six months ended June 30, 1996, operating income before depreciation and amortization increased $41,462,000, or 130%, to $73,456,000 in 1996 from $31,994,000 in 1995. Disregarding the effect of the acquisition of the Acquired Systems, operating income before depreciation and amortization would have increased $2,185,000, or 16%, and $3,580,000, or 13%, respectively for the three and six month periods ended June 30, 1996.

     Other Income (Expense)

     Interest expense increased $4,050,000, or 30%, to $17,469,000 for the three months ended June 30, 1996 from $13,419,000 in 1995. For the six months ended June 30, 1996, interest expense increased $9,515,000, or 41%, to $32,568,000 in 1996 from $23,053,000 in 1995. These increases are due to higher outstanding balances on the Company's revolving credit facility. Borrowings under the credit facility were used in the acquisition of the Acquired Systems.

     Equity in losses of affiliated entities increased $172,000, or 18%, to $1,122,000 for the three months ended June 30, 1996 from $950,000 in 1995. For the six month periods, equity in losses of affiliated entities increased $112,000, or 6%, to $2,008,000 in 1996 from $1,896,000 in 1995.

     Interest income decreased $3,413,000, or 70%, to $1,466,000 for the three months ended June 30, 1996 from $4,879,000 in 1995. For the six months ended June 30, 1996, interest income decreased $5,311,000, or 68%, to $2,492,000 in 1996 from $7,803,000 in 1995. These decreases were due to a reduction in cash and cash equivalents. Such cash and cash equivalents were used in the acquisition of certain of the Acquired Systems.

     The Company recognized net income of $891,000 for the three months ended June 30, 1996 compared to net loss of $6,195,000 in 1995. This change is due primarily to the fee and distribution revenue recognized upon the sale of Cable TV Fund 11-B's Lancaster, New York cable television system in April 1996. For the six months ended June 30, 1996, net loss increased $3,848,000, or 38%, to $13,898,000 in 1996 from $10,050,000 in 1995. This increase was due primarily to the increases in depreciation and amortization expense and interest expense, which were offset, in part, by the increase in fee and distribution revenue related to the sale by Cable TV Fund 11-B of the Lancaster, New York cable television system.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Tampa Litigation
- ----------------

     In August 1995, Cable TV Fund 12-BCD Venture (the "Venture"), a Colorado joint venture in which Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Colorado limited partnerships, are general partners, entered into a purchase and sale agreement pursuant to which the Venture agreed to sell its Tampa, Florida cable television system (the "Tampa System") to the Company. The Company is the general partner of each of Cable TV Fund 12-B, ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. The Company subsequently assigned its rights and obligations under the purchase and sale agreement to JCH. JCH acquired the Tampa System of February 28, 1996, and the Tampa System, together with other systems owned by JCH, was exchanged for systems owned by an unaffiliated cable television operator on February 29, 1996. See Note 2 of Notes to Unaudited Consolidated Financial Statements.

     On September 20, 1995, a civil action entitled David Hirsch, on behalf of
                                                    --------------------------
himself and all others similarly situation, Plaintiff vs. Jones Intercable,
- ---------------------------------------------------------------------------
Inc., Defendant, was filed in the District Court of Arapahoe, State of Colorado
- ----------------
(Case No. 95-CY-1800). The plaintiff brought the action as a class action on behalf of himself and all other limited partners of Cable TV Fund 12-D, Ltd. ("Fund 12-D") against the Company seeking to recover damages caused by the Company's alleged breaches of its fiduciary duties to the limited partners of Fund 12-D in connection with the sale of the Tampa System. On January 25, 1996, the plaintiff filed an amended complaint and request for a jury trial. On February 20, 1996, the Company filed a Motion to Dismiss the Hirsch complaint on
                                                             ------
the ground that it failed to state a claim upon which relief can be granted as a matter of law. On June 24, 1996, the Court granted the Company's Motion to Dismiss the Hirsch complaint finding that the action was improperly pled as a
            ------
class action. On July 25, 1996, the Court granted plaintiff permission to amend his complaint to allege the facts necessary to state a derivative claim. The plaintiff filed his second amended complaint, which is pled as a derivative action, on July 31, 1996. The second amended complaint alleges claims of breach of fiduciary duty, injust enrichment and breach of implied covenant of good faith and fair dealing. The Company believes that it has meritorious defenses, and the Company intends to defend the lawsuit vigorously.

     On November 17, 1995, a civil action entitled Martin Ury, derivatively on
                                                   ---------------------------
behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund
- ------------------------------------------------------------------------------
12-D, Ltd., Plaintiff vs. Jones Intercable, Inc., Defendant and Cable TV Fund
- -----------------------------------------------------------------------------
12-BCD Venture, Cable TV Fund 12-B, ltd., Cable TV Fund 12-C, Ltd. and Cable TV
- -------------------------------------------------------------------------------
Fund 12-D, Ltd., Nominal Defendants, was filed in the District Court, County of
- -----------------------------------
Arapahoe, State of Colorado (Case No. 95-CV-2212). The plaintiff, a limited partner of Fund 12-D, brought the action as a derivative action on behalf of the three partnerships that comprise the Venture against the Company seeking to recover damages caused by the Company's alleged breaches of its fiduciary duties to the Venture and to the limited partners of the three partnerships that comprise the venture in connection with the sale of the Tampa System and the subsequent exchange of the Tampa System with an unaffiliated cable television operator in return for systems owned by that operator. On February 1, 1996, the Company filed a Motion to Dismiss the Ury complaint on the ground that it failed
                                      ---
to state a claim upon which relief can be granted as a matter of law. On July 11, 1996, the Court denied the Company's Motion to Dismiss and on July 29, 1996, the Company filed its answer to the Ury complaint. The Company believes that it
                                    ---
has meritorious defenses, and the Company intends to defend this lawsuit vigorously.

     On July 31, 1996, a civil action entitled Jonathan Fussner and Eileen
                                               ---------------------------
Fussner, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C,
- --------------------------------------------------------------------------------
Ltd. and Cable TV Fund 12-D, Ltd., Plaintiffs vs. Jones Intercable, Inc.,
- -------------------------------------------------------------------------
Defendant and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV
- ------------------------------------------------------------------------------
Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Nominal Defendants, was filed in
- ----------------------------------------------------------------
the District Court, County of Arapahoe, State of Colorado (Case No. 96-CV-1672). Plaintiffs, limited partners of Fund 12-D, brought the action as a derivative action on behalf of the Venture and the three partnerships that comprise the Venture against the Company seeking to recover damages caused by the Company's alleged breaches of its fiduciary duties to the Venture and to the partnerships and their limited partners. The complaint also alleges claims against the Company for unjust enrichment and breach of an implied covenant of good faith and fair dealing. The Company believes that it has meritorious defenses, and the Company intends to defend this lawsuit vigorously.

Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         15)  Letter Regarding Unaudited Interim Financial Statements.
         23)  Accountants' Review letter, dated August 5, 1996.
         27)  Financial Data Schedule

     b)  Reports on Form 8-K

         Report on Form 8-K dated April 23, 1996, reported that on April 12, 1996, the Company acquired the Savannah System as described in Note 2.

         Report on Form 8-K dated May 13, 1996 describing the acquisition of the Prince Georges County System and the Reston System, together with the required historical and pro forma financial statements.

         Report on Form 8-K dated June 25, 1996 providing the required historical and pro forma financial statements related to the acquisition of the Savannah System.

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

Dated:  August 12, 1996