Form 10-Q
period 1996-09-30
JONES INTERCABLE INC
filed 1996-11-08
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 1996
                               ------------------

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                              No _____
    -----

Shares outstanding of each of the registrant's classes of Common Stock, as of October 25, 1996.

       26,264,523  - Common Stock, $.01 par value per share

        5,113,021  - Class A Common Stock, $.01 par value per share

                    JONES INTERCABLE, INC. AND SUBSIDIARIES
                    ---------------------------------------

                                   I N D E X
                                   ---------


                                                                  Page
                                                                 Number
                                                                 ------

PART I.  FINANCIAL INFORMATION.

   Item 1.     Financial Statements

      Unaudited Consolidated Balance Sheets
       September 30, 1996 and December 31, 1995                       3

      Unaudited Consolidated Statements of Operations
       Three and Nine Months Ended September 30, 1996 and 1995        5

      Unaudited Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1996 and 1995                  6

      Notes to Unaudited Consolidated Financial Statements
       September 30, 1996                                             7

   Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                             12

PART II.    OTHER INFORMATION.

   Item 6.   Exhibits and Reports on Form 8-K                        18

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of September 30, 1996 and December 31, 1995
--------------------------------------------------------------------------------

                                                                 September 30, 1996   December 31, 1995
ASSETS                                                                    (Stated in Thousands)
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS                                              $      2,128         $     2,314

RESTRICTED CASH                                                               1,105               6,357

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $1,759,000 in September 1996
    and $1,056,000 in December 1995                                          14,066              19,332
  Affiliated entities                                                         9,361              14,311
  Other                                                                       2,447               2,442

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    598,785             475,436
    Less-accumulated depreciation                                          (192,787)           (171,948)
                                                                          ---------         -----------
                                                                            405,998             303,488

  Franchise costs and other intangible assets, net of
    accumulated amortization of $196,518,000 at September 30,
    1996 and $171,497,000 at December 31, 1995                              485,348             309,813

  Investments in domestic cable television
    partnerships and affiliates                                              37,436              45,745

  Investment in Bell Cablemedia plc                                         120,780              99,613
                                                                          ---------         -----------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                           1,049,562             758,659
                                                                          ---------         -----------

DEFERRED TAX ASSET, net of valuation
  allowance of $41,385,000 at September 30, 1996 and
  $29,253,000 at December 31, 1995                                            3,862               3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                  76,738              53,222
                                                                          ---------         -----------

TOTAL ASSETS                                                        $     1,159,269       $     860,499
                                                                          =========         ===========


           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                 and Subsidiaries
As of September 30, 1996 and December 31, 1995
-------------------------------------------------------------------------------

                                                                September 30, 1996   December 31, 1995
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                 (Stated in Thousands)
------------------------------------------------------------------------------------------------------

LIABILITIES:
  Accounts payable and accrued liabilities                        $     65,283        $     69,411
  Subscriber prepayments and deposits                                    3,231               5,579
  Subordinated debentures and other debt                               462,947             462,714
  Credit Facility                                                      352,000              30,000
                                                                     ---------         -----------

TOTAL LIABILITIES                                                      883,461             567,704
                                                                     ---------         -----------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 26,264,523 and 26,212,055 shares issued
    at September 30, 1996 and December 31, 1995, respectively              263                 262
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 shares issued at September 30, 1996
    and December 31, 1995                                                   51                  51
  Additional paid-in capital                                           395,212             394,875
  Unrealized holding gain on marketable securities                      56,285              42,504
  Accumulated deficit                                                 (176,003)           (144,897)
                                                                     ---------         -----------

TOTAL SHAREHOLDERS' INVESTMENT                                         275,808             292,795
                                                                     ---------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                    $  1,159,269        $    860,499
                                                                  ============         ===========




           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.



UNAUDITED CONSOLIDATED                                                                                      Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                                                                          and Subsidiaries
For the three and nine months ended September 30, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                      For the Three Months Ended        For the Nine Months Ended
                                                                   ------------------------------      ---------------------------
                                                                    September 30,    September 30,    September 30,   September 30,
                                                                        1996             1995             1996            1995
                                                                            (Stated in Thousands Except Per Share Data)
 ---------------------------------------------------------------------------------------------------------------------------------
REVENUES FROM CABLE TELEVISION OPERATIONS:
Cable Television Revenue
 Subscriber service fees                                             $      64,710    $      31,843   $     180,852   $      96,064
 Management fees                                                             4,740            5,503          14,594          16,130
 Fund Fee and Brokerage Fee                                                      -                -          15,483               -
Non-cable Revenue                                                            5,693            7,390          24,367          20,249
                                                                           -------          -------       ---------        --------

TOTAL REVENUES                                                              75,143           44,736         235,296         132,443

COSTS AND EXPENSES:
Cable Television Expenses
 Operating expenses                                                         33,762           18,223          95,342          56,168
 General and administrative expenses *                                       4,235            1,722          11,180           5,755
Non-cable operating, general and administrative                              5,757            7,526          24,546          21,261
Depreciation and amortization                                               30,654           12,796          84,692          37,621
                                                                           -------          -------       ---------        --------

OPERATING INCOME                                                               735            4,469          19,536          11,638

OTHER INCOME (EXPENSE):
 Interest expense                                                          (17,620)         (13,252)        (50,188)        (36,305)
 Equity in losses of affiliated entities                                    (1,695)            (779)         (3,703)         (2,675)
 Interest income                                                               573            4,990           3,065          12,793
 Gain on the sale of assets                                                  2,873                -           2,873               -
 Other, net                                                                 (2,074)             123          (2,689)             50
                                                                           -------          -------       ---------        --------

LOSS BEFORE INCOME TAXES                                                   (17,208)          (4,449)        (31,106)        (14,499)


  Income tax benefit                                                             -                -               -               -
                                                                           -------          -------       ---------        --------

NET LOSS                                                           $       (17,208)  $       (4,449)  $     (31,106)  $     (14,499)
                                                                           =======          =======       =========        ========

PRIMARY LOSS PER SHARE:                                            $          (.55)  $         (.14)  $        (.99)  $        (.46)
                                                                           =======          =======       =========        ========

AVERAGE NUMBER OF CLASS A COMMON AND
 COMMON SHARES OUTSTANDING                                                  31,378           31,271          31,371          31,263
                                                                           =======          =======       =========        ========




* Of the total general and administrative expenses, approximately $1,380,000 and $606,000 for the three months ended September 30, 1996 and 1995, respectively, and approximately $3,244,000 and $1,826,000 for the nine months ended September 30, 1996 and 1995, respectively, represent related party expenses.

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.


UNAUDITED CONSOLIDATED STATEMENTS OF                                                 Jones Intercable, Inc.
CASH FLOWS                                                                                 and Subsidiaries
For the nine months ended September 30, 1996 and 1995
-----------------------------------------------------------------------------------------------------------
                                                                        For the Nine Months Ended
                                                               --------------------------------------------
                                                                September 30, 1996      September 30, 1995
                                                                (Stated in Thousands Except Per Share Data)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $     (31,106)           $     (14,499)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                         84,692                   37,621
      Equity in losses of affiliates                                         3,703                    2,675
      Class A Stock option expense                                             195                      195
      Decrease in restricted cash                                            5,252                        -
      Decrease (increase) in trade receivables                               3,679                   (2,192)
      Decrease (increase) in other receivables, prepaid
        expenses and other assets                                          (13,602)                 (15,065)
      Increase (decrease) in accounts payable, accrued
        liabilities and subscriber prepayments and deposits                 (6,489)                 (10,154)
                                                                          --------            -------------

Net cash provided by (used in) operating activities                         46,324                   (1,419)
                                                                          --------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television systems                                    (298,020)                       -
  Deposit on cable television system                                       (12,000)                  (6,000)
  Investment in affiliates                                                       -                   (3,500)
  Purchase of property and equipment                                       (66,033)                 (39,974)
  Other, net                                                                 2,217                   (1,758)
                                                                          --------            -------------

Net cash used in investing activities                                     (373,836)                 (51,232)
                                                                          --------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 322,000                        -
  Proceeds from the sale of Senior Notes, net                                    -                  196,500
  Decrease in accounts receivable from affiliated entities                   4,950                   15,218
  Proceeds from Class A stock options                                          149                        -
  Other, net                                                                   227                        -
                                                                          --------            -------------

Net cash provided by financing activities                                  327,326                  211,718
                                                                          --------            -------------

Increase (decrease) in Cash and Cash Equivalents                              (186)                 159,067

Cash and Cash Equivalents, beginning of period                               2,314                   79,842
                                                                          --------            -------------

Cash and Cash Equivalents, end of period                             $       2,128            $     238,909
                                                                      ============             ============


           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries



(1) This Form 10-Q is being filed by Jones Intercable, Inc. and its subsidiaries (the "Company"). This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 1996 and December 31, 1995 and its results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) The Company has completed the following acquisitions, exchanges and sales in 1996:

      Acquisitions
      ------------

      On January 10, 1996, the Company purchased the cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in the State of Virginia (the "Manassas System") from an unaffiliated party. The purchase price of the Manassas System was $71,000,000. The purchase was funded by borrowings available under the Company's revolving credit facility. The Company paid Jones Financial Group, Ltd. ("Financial Group"), a subsidiary of Jones International, Ltd., a fee of $896,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The Manassas System passes approximately 39,300 homes and serves approximately 26,600 basic subscribers.

      On February 28, 1996, the Company purchased from IDS/Jones Growth Partners 87-A, Ltd., one of the Company's managed limited partnerships, the cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The purchase price was $44,235,333, which was the average of three separate independent appraisals of the fair market value of the Carmel System. The purchase of the Carmel System was funded by borrowings available under the Company's revolving credit facility. The Carmel System passes approximately 24,400 homes and serves approximately 19,200 basic subscribers.

      On February 28, 1996, the Company purchased from Jones Cable Income Fund 1-B, Ltd., one of the Company's managed limited partnerships, the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The purchase price was $18,347,667, which was the average of three separate independent appraisals of the fair market value of the Orangeburg System. The purchase of the Orangeburg System was funded by borrowings available under the Company's revolving credit facility. The Orangeburg System passes approximately 16,530 homes and serves approximately 12,500 basic subscribers.

      On February 28, 1996, the Company purchased from Cable TV Fund 12-BCD Venture (the "Venture"), a joint venture of three of the Company's managed limited partnerships, the cable television system serving areas in and around Tampa, Florida (the "Tampa System"). The purchase price was $110,395,667, which was the average of three separate independent appraisals of the fair market value of the Tampa System. The purchase of the Tampa System was funded by borrowings available under the Company's revolving credit facility. The Tampa System passes approximately 128,500 homes and serves approximately 65,000 basic subscribers.

      On April 11, 1996, the Company purchased from Jones Spacelink Income Partners 87-1, L.P., a Colorado limited partnership managed by the Company, the cable television systems serving the communities of Lodi, Burbank, Lafayette Township, New London, Bailey Lakes, Savannah Shreve, Jeromesville, West Lafayette, Loudonville, Perrysville, Creston, Gloria Glens, Sterling, Seville, Westfield Center, Chippewa, Lake Area, Rittman, West Salem, Bloomville, Spencer, Polk and Congress, all in the State of Ohio (the "Lodi System"). The purchase price was $25,706,000, which was the average of three separate independent appraisals of the fair market value of the Lodi System. The purchase of the Lodi System was funded by available borrowings under the Company's revolving credit facility. The Lodi System passes approximately 20,600 homes and serves approximately 15,200 basic subscribers.

      On April 11, 1996, the Company also purchased from Jones Spacelink Income/Growth Fund 1-A, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving the areas in and around Ripon, Wisconsin (the "Ripon System"). The purchase price was $3,712,667, which was the average of three separate independent appraisals of the fair market value of the Ripon System. The purchase of the Ripon System was funded by available borrowings under the Company's revolving credit facility. The Ripon System passes approximately 2,500 homes and serves approximately 2,450 basic subscribers.

      On April 11, 1996, the Company also purchased from Jones Spacelink Income/Growth Fund 1-A, Ltd. the cable television system serving the areas in and around Lake Geneva, Wisconsin (the "Lake Geneva System"). The purchase price was $6,345,667, which was the average of three separate independent appraisals of the fair market value of the Lake Geneva System. The purchase of the Lake Geneva System was funded by available borrowings under the Company's revolving credit facility. The Lake Geneva System passes approximately 5,400 homes and serves approximately 3,600 basic subscribers.

      Exchanges
      ---------

      On February 29, 1996, the Company, pursuant to an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator, conveyed to TWEAN the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000. In return, the Company received from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince Georges County, all in Maryland (the "South Prince Georges County System"), and portions of Fairfax County, Virginia (the "Reston System"). These systems serve approximately 86,500 subscribers. This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the South Prince Georges County System and the Reston System were recorded at the historical cost of the assets given up plus the $3,500,000 cash consideration. The Company paid Financial Group a $1,668,000 fee upon the completion of the TWEAN Exchange Agreement as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

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

      Sales
      -----

      On June 14, 1996, the Company completed the sale of Galactic Radio, Inc., a wholly-owned subsidiary, to Jones Global Group, Inc., an affiliated company. Galactic Radio, Inc. owns and operates Jones Satellite Networks, Inc. and Superaudio. The sale price was $17.2 million. The Company's Board of Directors requested and received a fairness opinion related to this sale from an unaffiliated investment banking firm. The sales price was paid in the form of 984,968 ADSs of Bell Cablemedia, plc. The number of ADSs represents the purchase price of $17.2 million divided by the 30-day average closing price of an ADS for the 30-day period immediately preceding the closing date. As a result of this transaction, the Company now directly owns 7.2 million ADSs of Bell Cablemedia. Due to the related party nature of this transaction, no gain is reflected in the accompanying financial statements.

      On July 31, 1996, the Company sold Jones Satellite Programming, Inc. ("JSP"), a wholly-owned subsidiary, to an unaffiliated party for $2,873,871.
The Company recorded a gain of approximately $2,873,000 upon the closing of this sale. JSP provided satellite programming to satellite dish owners.

      The pro forma effect of the above-described acquisitions and exchanges of cable television properties and the sales of non-strategic subsidiaries on the Company's results of operations for the nine months ended September 30, 1996 are presented in the following unaudited tabulation:


                                  For the nine months ended September 30, 1996:
                            ----------------------------------------------------------
                                              Acquisitions/
                             As Reported        Exchanges       Sales        Pro Forma
                            ------------     --------------  ----------     ----------

      Revenues              $    235,296     $     11,109    $   (8,962)    $  237,443
                             ===========      ===========     =========      =========

      Operating Income      $     19,536     $        651    $      455     $   20,642
                             ===========      ===========     =========      =========
      Net Loss              $    (31,106)    $     (2,700)   $      455     $  (33,351)
                             ===========      ===========     =========      =========
      Loss Per Share        $       (.99)                                   $    (1.06)
                             ===========                                     =========

      The pro forma effect of the above-described acquisitions, exchanges and sales as well as the acquisition of the cable television system serving areas in and around Augusta, Georgia (the "Augusta System") in October 1995 and the cable television system serving areas in and around Dale City, Virginia in November 1995 on the Company's results of operations for the nine months ended September 30, 1995 are presented in the following unaudited tabulation:


                                    For the nine months ended September 30, 1995:
                            -----------------------------------------------------------

                                              Acquisitions/
                             As Reported        Exchanges        Sales        Pro Forma
                             ------------     --------------  -----------     ----------

      Revenues               $   132,443      $   86,918      $   (13,421)   $    205,940
                                 =======       =========        =========     ===========

      Operating Income       $    11,638      $   (8,087)     $       685    $      4,236
                                 =======       =========        =========     ===========

      Net Loss               $   (14,499)     $  (34,820)     $       685    $    (48,634)
                                 =======       =========        =========     ===========

      Loss Per Share         $      (.46)                                    $      (1.56)
                                 =======                                      ===========

(3) On August 16, 1996, the Company entered into an agreement with an unaffiliated party to sell the cable television systems serving areas in and around Walnut Valley and Oxnard, both in the state of California, for $104,000,000. The closing of this transaction is subject to a number of conditions including obtaining necessary governmental and other third party consents.

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

(5) On July 30, 1996, the Company entered into an agreement with Maryland Cable Partners, L.P., an unaffiliated party, to purchase the cable television system serving the communities of Berwyn Heights, Bladensburg, Bowie, Brentwood, Cheverly, College Park, Colmar Manor, Cottage City, Edmonston, Glenarden, Greenbelt, Hyattsville, Landover Hills, Laurel, Mt. Rainer, New Carrollton, North Brentwood, Riverdale, Takoma Park, University Park and portions of Prince Georges County, all in the State of Maryland (the "North Prince Georges County System"). The purchase price is $235,000,000, subject to downward adjustment if the seller does not meet certain equivalent basic subscriber and/or annualized gross revenue thresholds as of the closing date. The North Prince Georges County System passes approximately 150,000 homes and is expected to serve approximately 87,000 equivalent basic subscribers generating approximately $52,000,000 in annualized gross revenues at closing. This transaction is expected to close in the first half of 1997. It is expected that the purchase of the North Prince Georges County System will be funded by cash on hand and by borrowings under the Company's revolving credit facility. The Company will pay Financial Group a fee of $2,115,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The North Prince Georges County System is contiguous to the Company's South Prince Georges County System. The acquisition of the North Prince Georges County System will allow the Company to serve all 160,000 subscribers in Prince Georges County and bring the Company's total subscriber count in the Washington, D.C. area to approximately 384,000 subscribers.

(6) On October 25, 1996, the Company entered into an asset exchange agreement with United CATV, Inc., an unaffiliated party, which is an affiliate of Tele-Communications, Inc. Pursuant to the exchange agreement, the Company will convey to United CATV, Inc. the cable television system serving areas in and around Evergreen, Idaho Springs and Jefferson County, all in the State of Colorado, in exchange for the cable television system serving areas in and around Annapolis, Southern Anne Arundel County and the Naval Academy, all in the State of Maryland (the "Annapolis System"), and cash in the amount of $2,500,000 (subject to normal closing adjustments). Such systems serve approximately 25,700 basic subscribers. The Company will pay Jones Financial Group a fee upon completion of this exchange agreement for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. This transaction is expected to be completed in the first half of 1997.

(7) On September 17, 1996, the Company amended its reducing revolving credit facility to increase the maximum amount available to $600 million and to reduce by 1/8% the rates of interest charged on any amounts outstanding. On October 29, 1996, the Company, through Jones Cable Holdings II, Inc. ("JCH II"), a wholly-owned subsidiary, entered into an additional $600 million credit facility. The new credit facility consists of a $300 million reducing revolving credit facility and a $300 million 364 day revolving credit facility. The reducing revolving credit facility allows for borrowing through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364 day revolving credit facility allows for borrowings through the 364th day subsequent to the closing date of the loan, at which time any outstanding borrowings automatically convert to a term loan payable in semi-annual installments commencing June 30, 2001 with final maturity on December 31, 2005. Interest on amounts outstanding will vary from the Base Rate (which generally approximates the prime rate) to Base Rate plus 1/4% or LIBOR plus 1/2% to 1 1/4%, depending on certain financial covenants. A commitment fee of 1/8% to 3/8% per year on unused amounts is also required.

(8) Net income (loss) per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings (loss) per share.

(9) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the three and nine months ended September 30, 1996 and 1995. Approximately $60,137,000 and $41,927,000 of interest expense was paid during the nine months ended September 30, 1996 and 1995, respectively. Other than the sale of Galactic Radio, Inc. described in Note 2, there were no material non-cash investing or financing transactions recorded during the nine month periods ended September 30, 1996 and 1995.

(10) Certain prior period amounts have been reclassified to conform to the current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

     FINANCIAL CONDITION

     The Company historically has grown by acquiring and developing cable television systems for both itself and its managed limited partnerships, primarily in suburban areas with attractive demographic characteristics. The Company intends to liquidate its Company-managed limited partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with this strategy, the Company has begun to market certain of the cable television systems owned by its managed limited partnerships.

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

     Acquisitions of cable television systems, the development of new services and capital expenditures for system extensions and upgrades are subject to the availability of cash generated from operations, borrowings under the Company's revolving credit facilities, debt and/or equity financing. In addition, the Company may explore other financing options such as private equity capital and/or the sale of additional non-strategic assets. There can be no assurance that the capital resources necessary to accomplish the Company's acquisition and development plans will be available on terms and conditions acceptable to the Company, or at all.

     In conjunction with the Company's acquisition strategy, the Company has acquired the Manassas System, the South Prince Georges County System, the Reston System and the Savannah System during 1996. The acquisition of such systems has increased the Company's basic subscriber base by approximately 139,000 basic subscribers to approximately 577,000 basic subscribers at September 30, 1996. In addition, these transactions are part of the Company's strategy to cluster its cable systems. The Manassas System, the South Prince Georges County System and the Reston System are near other Company-owned and Company-managed systems in the Washington DC area. The Savannah System is in relative close proximity to the Company's Augusta System. These transactions are described in detail in Note 2 of the Notes to Unaudited Consolidated Financial Statements.

     The Manassas System was purchased for $71,000,000. Funding was provided by borrowings available under the Company's revolving credit facility. The South Prince Georges County System and the Reston System were acquired in exchange for three systems that the Company purchased from managed partnerships. The $176,479,000 of capital required by this transaction was provided by borrowings available under the Company's revolving credit facility. The Savannah System was acquired in exchange for two Company owned cable television systems and three cable television systems purchased from managed partnerships. In addition to the two Company-owned cable television systems exchanged, $47,500,000 of capital was required by this transaction and it was provided by borrowings available under the Company's revolving credit facility.

     In addition to the systems acquired during 1996, the Company has entered into agreements to acquire two additional systems in the Washington DC area. On July 30, 1996, the Company entered into an agreement to purchase the North Prince Georges County System for $235,000,000. Funding for this transaction is expected to be provided by borrowings available under the Company's credit facilities. On October 25, 1996, the Company entered into an agreement to exchange certain of its Colorado cable television systems for the Annapolis System. These transactions are expected to close in the first half of 1997. These transactions are described in detail in the Notes to Unaudited Consolidated Financial Statements.

     From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of September 30, 1996, the Company had advanced funds to various managed partnerships and other affiliates of the Company totaling approximately $9,361,000, a decrease of approximately $4,950,000 over the amount advanced at December 31, 1995. Of the total balance of $9,361,000, an advance to Spacelink Fund 4, Ltd. ("Fund 4"), net of reserve, accounted for approximately $3,537,000, or 38%, of the advance. Funds were advanced to Fund 4 to fund operations and capital expenditures as well as to repay amounts outstanding on Fund 4's credit facility. Fund 4 has entered into an agreement to sell its only remaining cable television system for $3,500,000.
Closing is expected in the first half of 1997.    The Company has reserved the
portion of its advance to Fund 4 that exceeds the fair value of Fund 4's assets. In addition, an advance to Cable TV Fund 14-A, Ltd. ("Fund 14-A") accounted for approximately $3,455,000, or 37%, of the outstanding balance. It is anticipated that Fund 14-A will repay this advance in the first quarter of 1997 upon the sale of its cable television system serving Turnersville, New Jersey. The remainder of the advances represent funds for capital expansion and improvements of properties owned by 23 partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during the fourth quarter of 1996. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

     The Company purchased property, plant and equipment totaling approximately $66,033,000 during the nine months ended September 30, 1996. Such expenditures were principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Alexandria, Virginia and Augusta, Georgia systems; and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Anne Arundel, Maryland; South Prince Georges County, Maryland; and Augusta, Georgia systems. Estimated capital expenditures, excluding acquisitions, for the remainder of 1996 are approximately $15,000,000. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facilities, as discussed below.

     Sources of Funds

     On October 31, 1995, the Company, through Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary, entered into a $500,000,000 reducing revolving credit facility with a group of commercial banks (the "JCH Credit Facility"). On September 17, 1996, JCH amended this revolving credit facility to allow for borrowings up to $600,000,000 and to reduce by 1/8% the rates of interest charged on any amounts outstanding. This credit facility required the transfer of a majority of the Company's cable television properties to JCH. The entire $600,000,000 commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity of December 31, 2004. As of September 30, 1996, $352,000,000 was outstanding under this agreement, which includes the funding of a $12 million downpayment on the North Prince Georges County System. Interest on outstanding obligations ranges from Base Rate to Base Rate plus 1/8% or LIBOR plus 1/2% to LIBOR plus 1% based on certain leverage covenants. In addition, a commitment fee of 3/16% to 3/8% on the unused commitment is also required. The effective interest rate on amounts outstanding at September 30, 1996 was 6.07%.

      On October 29, 1996, the Company, through Jones Cable Holdings II, Inc. ("JCH II"), a wholly-owned subsidiary, entered into an additional $600 million credit facility. The new credit facility consists of a

$300 million reducing revolving credit facility and a $300 million 364 day revolving credit facility (the "JCH II Credit Facility"). The reducing revolving credit facility allows for borrowing through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364 day revolving credit facility allows for borrowings through the 364th day subsequent to the closing date of the loan, at which time any outstanding borrowings automatically convert to a term loan payable in semi-annual installments commencing June 30, 2001 with final maturity on December 31, 2005. Interest on amounts outstanding will vary from the Base Rate (which generally approximates the prime rate) to Base Rate plus 1/4% or LIBOR plus 1/2% to 1 1/4%, depending on certain financial covenants. A commitment fee of 1/8% to 3/8% per year on available, but unborrowed, amounts is also required.

     The new credit facility will provide liquidity for acquisitions and capital expenditures. The Company anticipates transferring the Savannah System, the Augusta System and the Pima County, Arizona system to JCH II in November 1996. Amounts borrowed under the JCH II Credit Facility to complete such transfer will be used to repay amounts outstanding on the JCH Credit Facility.

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

      On August 16, 1996, the Company entered into an agreement with an unaffiliated party to sell the cable television systems serving areas in and around Walnut Valley and Oxnard, both in the state of California, for $104,000,000. The closing of this transaction is subject to a number of conditions including obtaining necessary governmental and other third party consents.

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

      On July 31, 1996, the Company sold Jones Satellite Programming, Inc. ("JSP"), a wholly-owned subsidiary, to an unaffiliated party for $2,873,871. The Company recognized a gain of approximately $2,873,000 upon closing of this sale. JSP provided satellite programming to satellite dish owners.

     The Company has an effective registration statement relating to the sale of $600 million of senior debt securities, senior subordinated debt securities, subordinated debt securities and Class A Common Stock. The Company may, from time to time, issue securities not to exceed $600 million pursuant to this registration statement. Proceeds would be used for general corporate purposes, which may include acquisitions of cable television systems from managed partnerships and/or from unaffiliated parties, refinancing of indebtedness, working capital, capital expenditures, and repurchases and redemptions of securities.

     The Company has sufficient sources of capital available, consisting of cash generated from operations and available borrowings from its credit facilities, to fund its committed acquisition requirements and to meet its operational needs.

     RESULTS OF OPERATIONS

     Revenues

     The Company derives its revenues from four primary sources: subscriber fees from Company-owned cable television systems, management fees from revenues earned by managed limited partnerships, fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships and revenues from non-cable television subsidiaries. Total revenues for the three months ended September 30, 1996 totaled $75,143,000, an increase of $30,407,000 or 68%, over the total of $44,736,000 for the three months ended September 30, 1995. Total revenues for the nine months ended September 30, 1996 totaled $235,296,000, an increase of $102,853,000, or 78%, over the total of
$132,443,000 for the nine months ended September 30, 1995. These increases reflect the Company's acquisition of the following cable television systems: the Augusta System on October 20, 1995; the Dale City System on November 29, 1995; the Manassas System on January 10, 1996; the Prince Georges County System on February 29, 1996; the Reston System on February 29, 1996; and the Savannah System on April 12, 1996 (the "Acquired Systems"). Disregarding the effect of the acquisition of the Acquired Systems and the sales of Galactic Radio, Inc. on June 14, 1996, and Jones Satellite Programming, Inc. on July 31, 1996, total revenues would have increased $4,519,000, or 13%, and $15,501,000, or 15%, respectively, for the three and nine months ended September 30, 1996.

     The Company's subscriber service fees increased $32,867,000, or 103%, to $64,710,000 for the three months ended September 30, 1996 from $31,843,000 for the three months ended September 30, 1995. Subscriber service fees for the nine months ended September 30, 1996 increased $84,788,000, or 88%, to $180,852,000 from $96,064,000 for the nine months ended September 30, 1995. The effect of the acquisition of the Acquired Systems accounted for $30,795,000, or 94%, and $78,799,000, or 93%, respectively, of the increases in subscriber service fees for the three and nine month periods. Disregarding the effect of the acquisition of the Acquired Systems, subscriber service fees would have increased $2,072,000, or 8%, and $5,989,000, or 7%, respectively, for the three and nine month periods ended September 30, 1996. These increases were due primarily to increases in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company.

     The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $4,740,000 for the three months ended September 30, 1996, a decrease of $763,000, or 14%, over the total of $5,503,000 reported for the three months ended September 30, 1995. For the nine months ended September 30, 1996, management fees totaled $14,594,000 compared to $16,130,000 in 1995, a decrease of $1,536,000, or 10%. These decreases in management fees are the result of the sale of certain managed systems in 1995 and 1996. Disregarding the effect of the sale of such managed systems, management fees would have increased $240,000, or 5%, and $935,000, or 7%, respectively, for the three and nine months ended September 30, 1996.

     In its capacity as the general partner of its managed partnerships, the Company receives revenues in the form of distributions upon the sale of cable television properties owned by such partnerships. The Company received a distribution of $14,000,000 upon the sale of Cable TV Fund 11-B's Lancaster, New York System in April 1996. No such revenue was recognized during the three and nine month periods ended September 30, 1995. In addition, The Jones Group, Ltd., a wholly owned subsidiary of the Company, earns brokerage fees upon the sale of managed cable television systems to third parties. A brokerage fee of $2,100,000, less expenses of $617,000, was earned upon the sale of Cable TV Fund 11-B's Lancaster, New York system in April 1996. No such fees were recognized during the three and nine month periods ended September 30, 1995.

     The Company operates Jones Futurex, Inc. ("Futurex"), a manufacturer of various electronic components. In addition, the Company owned and operated Jones Satellite Networks, Inc. ("JSN"), a distributor of radio programming to radio stations, a subsidiary of Jones Galactic Radio, Inc., until its sale on June 14, 1996 and Jones Satellite Programming, Inc. ("JSP"), a distributor of satellite programming to satellite dish owners, until its sale on July 31, 1996. Non-cable revenue totaled $5,693,000 for the three months ended September 30, 1996, a decrease of $1,697,000, or 23%, over the $7,390,000 recorded for the three months ended September 30, 1995. This decrease is due to the sales of JSN and JSP. For the nine months ended September 30, 1996, non-cable revenue totaled $24,367,000, compared to $20,249,000 in 1995, an increase of $4,118,000, or 20%.  This increase was due primarily to an increase in the sales of Futurex.

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

     Cable operating expenses increased $15,539,000, or 85%, to $33,762,000 for the three months ended September 30, 1996 from $18,223,000 in 1995. For the nine months ended September 30, 1996, cable operating expenses increased $39,174,000, or 70%, to $95,342,000 in 1996 from $56,168,000 in 1995. The effect of the acquisition of the Acquired Systems accounted for $14,413,000, or 93%, and $35,969,000, or 92%, respectively, of the increases for the three and nine month periods. Disregarding the effect of the acquisition of the Acquired Systems, cable operating expense would have increased $1,126,000, or 7%, and $3,205,000, or 7%, respectively, for the three and nine months ended September 30, 1996. These increases were due primarily to increases in basic and tier programming costs.

     Cable general and administrative expense increased $2,513,000, or 146%, to $4,235,000 for the three months ended September 30, 1996 from $1,722,000 in 1995. For the nine months ended September 30, 1996, cable general and administrative expense increased $5,425,000, or 94%, to $11,180,000 in 1996 from $5,755,000 in 1995. Cable general and administrative expenses are allocated to all owned and managed cable television systems based on total revenues. As the Company acquires cable television systems and transitions from a management company to an operating company, it will be allocated its proportionate percentage of the total general and administrative expenses. Disregarding the effect of the Acquired Systems, cable general and administrative expenses would have decreased $230,000, or 12%, and $504,000, or 8%, respectively, for the three and nine month periods ended September 30, 1996. These decreases are due to effective cost controls relating to general and administrative expense.

     Non-cable operating, general and administrative expense decreased $1,769,000, or 24%, to $5,757,000 for the three months ended September 30, 1996 from $7,526,000 in 1995. This decrease is due to the sales of JSN and JSP. For the nine months ended September 30, 1996, non-cable operating, general and administrative expense increased $3,285,000, or 15%, to $24,546,000 in 1996 from $21,261,000 in 1995. This increase is due primarily to increases in the expenses of Futurex.

     Depreciation and amortization increased $17,858,000, or 140%, to $30,654,000 for the three months ended September 30, 1996 from $12,796,000 in 1995. For the nine months ended September 30, 1996, depreciation and amortization increased $47,071,000, or 125%, to $84,692,000 in 1996 from
$37,621,000 in 1995. Depreciation and amortization relating to the Acquired Systems was primarily responsible for these increases.

     Operating Income

     Operating income decreased $3,734,000 to $735,000 for the three months ended September 30, 1996 from $4,469,000 in 1995. This decrease is due primarily to the increase in depreciation and amortization. For the nine months ended September 30, 1996, operating income increased $7,898,000, or 68%, to $19,536,000 in 1996 from $11,638,000 in 1995. This increase was due primarily to the fee and distribution revenue recognized upon the sale of Cable TV Fund 11-B's Lancaster, New York cable television system in April 1996.

     The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. The value of a cable television company is often determined using multiples of cable television system cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $14,124,000, or 82%, to $31,389,000 for the three months ended September 30, 1996 from $17,265,000 in 1995. For the nine months ended September 30, 1996, operating income before depreciation and amortization increased $54,969,000, or 112%, to $104,228,000 in 1996 from $49,259,000 in 1995. Disregarding the effect of the acquisition of the Acquired Systems, operating income before depreciation and amortization would have increased $1,529,000 or 11%, and $4,826,000, or 12%, respectively for the three and nine month periods ended September 30, 1996.

     Other Income (Expense)

     Interest expense increased $4,368,000, or 33%, to $17,620,000 for the three months ended September 30, 1996 from $13,252,000 in 1995. For the nine months ended September 30, 1996, interest expense increased $13,883,000, or 38%, to $50,188,000 in 1996 from $36,305,000 in 1995. These increases are due to higher outstanding balances on the Company's revolving credit facility. Borrowings under the credit facility were used in the acquisition of the Acquired Systems.

     Equity in losses of affiliated entities increased $916,000, or 118%, to $1,695,000 for the three months ended September 30, 1996 from $779,000 in 1995. For the nine month periods, equity in losses of affiliated entities increased $1,028,000, or 38%, to $3,703,000 in 1996 from $2,675,000 in 1995. These increases were primarily due to an increase in the recognition of losses from Jones Customer Service Management, L.L.C., an affiliate that is developing a subscriber billing and management system.

     Interest income decreased $4,417,000, or 89%, to $573,000 for the three months ended September 30, 1996 from $4,990,000 in 1995. For the nine months ended September 30, 1996, interest income decreased $9,728,000, or 76%, to $3,065,000 in 1996 from $12,793,000 in 1995. These decreases were due to a reduction in cash and cash equivalents. Such cash and cash equivalents were used in the acquisition of certain of the Acquired Systems.

     Net loss increased $12,759,000 to $17,208,000 for the three months ended September 30, 1996 from $4,449,000 in 1995. For the nine months ended September 30, 1996, net loss increased $16,607,000, or 115%, to $31,106,000 in 1996 from
$14,499,000 in 1995. These increases were due primarily to the increases in depreciation and amortization expense and interest expense.

PART II - OTHER INFORMATION

Item 1.  Legal  Proceedings

        In connection with that certain litigation entitled Luva Vaughan et al
                                                            ------------------
V. Jones Intercable, Inc. et al. Case No. CV 94-3652, filed in the Circuit
-------------------------------
Court for Jackson County, Missouri previously reported, a trial to the Court was held in April and May 1996. On September 20, 1996, the Court entered judgment in favor of Jones Intercable, Inc. (the "Company") and taxed costs to the plaintiffs. In the Judgment, the Court (a) denied plaintiffs' motion for reconsideration of the Court's prior decision granting summary judgment in favor of the Company on the claim in the litigation relating to the payment by Jones Intercable Investors, L.P. (the "Partnership") of a brokerage commission; (b) held that plaintiffs did not establish that demand was made on the Company for the relief sought or that such a demand would have been futile; and (c) advised that the proper procedure for the selection of appraisers under the Limited Partnership Agreement of the Partnership is that the Company selects one appraiser on its own behalf and one appraiser on behalf of the Partnership and that these two appraisers select the third appraiser. The time for filing motions for a new trial and for filing an appeal has not yet expired.

Item 6.  Exhibits and Reports on Form 10-K.

         a)  Exhibits

             15)  Letter Regarding Unaudited Interim Financial Statements.
             27)  Financial Data Schedule
             28)  Accountants' Review letter, dated October 29, 1996.

         b)  Reports on Form 8-K

             Report on Form 8-K dated August 28, 1996, reported that on August 16, 1996 the Company entered into assets purchase agreements with an unaffiliated party to sell the cable television systems serving areas in and around Oxnard and Walnut Valley, both in the state of California.

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

Dated:  November 8, 1996