Form 10-K
period 1996-12-31
JONES INTERCABLE INC
filed 1997-03-05
CIK 275605

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the year ended December 31, 1996
Commission file number:  1-9953

                             JONES INTERCABLE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                               84-0613514
     --------                                               ----------
(State of Organization)                                     (IRS Employer
                                                            Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309           (303) 792-3111
---------------------------------------------           --------------
(Address of principal executive office and Zip Code)    (Registrant's telephone
                                                        no. including area code)

          Securities registered pursuant to Section 12(g) of the Act:
          ----------------------------------------------------------
                          Common Stock, $.01 par value
                      Class A Common Stock, $.01 par value

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  x                              No
                     ----                               ----

Aggregate market value as of February 14, 1997 of the voting stock held by non-
 affiliates:
Common Stock   $22,337,714                   Class A Common Stock   $138,753,133

Shares outstanding of each of the registrant's classes of common stock as of
 February 14, 1997:
Common Stock:     5,113,021                  Class A Common Stock:    26,265,523

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    -------

(27916)

                             JONES INTERCABLE, INC.

                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1996


                               TABLE OF CONTENTS



                                                                 Page No.
                                                                --------

     PART I                                                         1
     ITEM 1.  BUSINESS                                              1
      The Company                                                   1
      The Cable Television Industry                                 1
        Industry Growth                                             3
        System Operations                                           3
        Programming                                                 4
        System Revenues                                             4
      The Company's Cable Television Business                       5
      The Company's Other Businesses and Investments                9
      Acquisitions of Cable Television Systems
        in 1996 and January 1997                                    9
      Exchanges of Cable Television Systems in 1996                11
      Proposed Acquisitions of Cable Television Systems in 1997    11
      Proposed Dispositions of Cable Television Systems in 1997    12
      Proposed Exchange of Cable Television Systems in 1997        12
      The Company's Credit Facilities                              13
      Sales of Radio and TVRO Businesses in 1996                   13
      Cable Television Franchises                                  13
      Competition                                                  14
        Broadcast Television                                       14
        Traditional Overbuild                                      14
        DBS                                                        15
        Telephone                                                  15
        Private Cable                                              15
        MMDS                                                       16
      Regulation and Legislation                                   16
        Cable Rate Regulation                                      17
        Cable Entry Into Telecommunications                        18
        Telephone Company Entry Into Cable Television              18
        Electric Utility Entry Into Telecommunications/
          Cable Television                                         19
        Additional Ownership Restrictions                          19
        Must Carry/Retransmission Consent                          19
        Access Channels                                            20
        Access to Programming                                      20
        Other FCC Regulations                                      20




                                                                 Page No.
                                                                --------


       Copyright                                                   21
       State and Local Regulation                                  21

ITEM 2.  PROPERTIES                                                21
       Cable Television Systems Owned by the Company and its
        Subsidiaries                                               22

ITEM 3.  LEGAL PROCEEDINGS                                         25
       Alexandria Litigation                                       25
       Tampa Litigation                                            25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                   27

PART II                                                            27
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                               27

ITEM 6.  SELECTED FINANCIAL DATA                                   29

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                30

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA                                                      38

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE                                                69

PART III                                                           69
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT                                                69

ITEM 11. EXECUTIVE COMPENSATION                                    75

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS, DIRECTORS AND MANAGEMENT                          77

ITEM 13. CERTAIN TRANSACTIONS                                      81

PART IV                                                            87

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K                          87



       Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as changes in the cable television industry, the Company's acquisition and clustering strategies, capital expenditures, the Company's operating strategies, the liquidation of the Company's managed partnerships, the development of new services and technologies, particularly those in the telecommunications area, the effects of competition, the Company's expansion and growth of the Company's operations and other such matters, are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.

                                     PART I
                               ITEM 1.  BUSINESS
                               -----------------

  The Company
  -----------

       Jones Intercable, Inc. (the "Company") is a Colorado corporation organized in 1970. The Company is primarily engaged in the cable television business. The majority of the Company's cable television systems are owned by the Company's wholly owned subsidiaries, Jones Cable Holdings, Inc. ("JCH") and Jones Cable Holdings II, Inc. ("JCH II"). In addition, the Company operates cable television systems for its managed partnerships. See Item 1, The Company's Cable Television Business. The Company has a subsidiary engaged in the cable television system brokerage business and a subsidiary that manufacturers and markets data encryption products. The Company also has minority equity interests in a cable communications company operating in the United Kingdom and in affiliated educational programming companies. See Item 1, The Company's Other Businesses and Investments.

       Jones International, Ltd. ("International") beneficially owns approximately 48% of the Common Stock of the Company and approximately 9% of the Class A Common Stock of the Company. Glenn R. Jones, the Chairman of the Board of Directors and Chief Executive Officer of the Company, personally owns approximately 9% of the Company's Common Stock and approximately 2% of the Company's Class A Common Stock. Because of his 100% ownership of International, Mr. Jones is deemed to be the beneficial owner of all shares of the Company owned by International, and his direct and indirect stock ownership gives him voting power over approximately 41% of votes to be cast by all shareholders of the Company on matters not requiring a class vote. Bell Canada International Inc. ("BCI") owns approximately 38% of the Company's Class A Common Stock and, through such ownership, BCI has an approximate 32% economic interest in the Company. Mr. Jones has the right to designate seven members of the Board of Directors, BCI has the right to designate three members of the Board of Directors and three members of the Board of Directors are jointly designated by Mr. Jones and BCI. See Item 10, Directors and Executive Officers of the Registrant and Item 12, Security Ownership of Certain Beneficial Owners, Directors and Management. In addition, BCI holds an option to purchase 2,878,151 shares of Common Stock of the

  Company from International, Glenn R. Jones and certain of their affiliates which, if and when exercised, would enable BCI to elect a majority of the members of the Board of Directors of the Company.

       At December 31, 1996, the Company had a total of approximately 3,410 employees. The executive offices of the Company are located at 9697 E. Mineral Avenue, Englewood, Colorado 80112, and its telephone number is (303) 792-3111.

  The Cable Television Industry
  -----------------------------

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

       The cable television industry, which started as a technical solution to the problem of delivering television signals to remote areas of rural America, has now become an entertainment staple in a majority of American homes. It is a dynamic, evolving and ever more complex industry. Cable penetration, or the percentage of U.S. television households that subscribe to cable television, now stands at approximately 67%.

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

       The physical plant of a cable television system consists of four principal operating components. The first, known as the "headend" facility, receives television and radio signals with microwave relay systems, special antennae and satellite earth stations. The second component, the distribution network, originating at the headend and extending throughout the system, consists of coaxial and/or fiber-optic cables placed on poles or buried underground, and associated electronic equipment. The third component of the system is a "drop cable" that extends from the distribution network into the subscriber's home and connects to the subscriber's television set. The fourth component, a converter, is the home terminal device often necessary to expand channel capacity and to deliver pay-per-view and other premium services.

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

       Industry Growth.  Based upon information obtained by the Company from
       ---------------
  industry sources, the Company believes that the following table demonstrates the growth of the cable television industry in the United States for the periods indicated:


                                                       Approximate Percentage
                               Approximate Number      of TV Households With
        End of Year          of Basic Subscribers(1)   Basic Cable Service(2)
        ----------           -----------------------   ----------------------
           1985                      39,872,250                46%
           1986                      42,237,140                48%
           1987                      44,970,880                51%
           1988                      48,636,520                54%
           1989                      52,564,470                57%
           1990                      54,871,330                59%
           1991                      55,786,390                61%
           1992                      57,211,600                62%
           1993                      58,834,440                63%
           1994                      60,495,090                63%
           1995                      62,956,470                66%
           1996                      63,692,280(3)             67%(3)

---------------------

 (1) The number of basic subscribers is computed by dividing the sum of total individual-dwelling subscribers and total revenues from bulk-rate subscribers by the standard basic service rate.

 (2) The percentage is computed by dividing the number of basic subscribers by the number of TV households in the United States.

 (3)  As of July 1996.


      System Operations.  The operation of cable television systems is
      -----------------
  generally conducted pursuant to the terms of a franchise or similar license granted by the local governing body for the area to be served or by a state agency. Franchises generally are granted on a non-exclusive basis for a period of 5 to 15 years. Joint use or pole rental agreements are normally entered into with electric and/or telephone utilities serving a cable television system's area and annual rentals generally range from $5 to $15 for each pole used. These rates may increase in the future. See Item 1, Cable Television Franchises; Item 1, Competition; and Item 1, Regulation and Legislation.

       Programming.  Cable television systems generally offer various types of
       -----------
  programming, which include basic service, tier service, premium services, pay-per-view programs and packages including several of these services at combined rates.

       Basic cable television service usually consists of signals of all national television networks broadcast by their local affiliates, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites, and also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") contains signal carriage requirements. Rules promulgated under the 1992 Cable Act allow each commercial television broadcast station to elect every three years whether to require the cable systems in its area to carry its signal or to require the cable systems to negotiate with the station for "retransmission consent" to carry the station. If a local commercial broadcast television station requires a cable system to negotiate with the station for retransmission consent, and the cable system is unable to obtain retransmission consent, the cable system is not permitted to continue carriage of such station. See Item 1, Regulation and Legislation. To date, no broadcast stations that elected retransmission consent in areas served by one of the Company's cable television systems have withheld consent to the retransmission of their signals by a Company-owned cable television system.

       In most systems, tier services are also offered on an optional basis to subscribers. These channels generally include most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network
  (CNN), Turner Network Television (TNT), The Family Channel, The Discovery Channel and others. Systems also offer a package that includes the basic service channels and the tier services.

       Cable television systems offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operator buys premium programming from suppliers such as HBO, Showtime, Cinemax, Encore and others at a cost based on the number of subscribers served by the cable operator. The per service cost of premium service programming usually is significantly more expensive for the system operator than the basic service or tier service programming, and consequently the system operator prices premium service separately when sold to subscribers.

       Cable television systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of recently released motion pictures and major sporting events, and to pay for such service on a program-by-program basis.

       System Revenues.  Monthly service fees for basic, tier and premium
       ---------------
  services constitute the major source of revenue for cable television systems. A subscriber to a cable television system generally pays an initial connection charge and a fixed monthly fee for the cable programming services received. The amount of the monthly service fee varies from one area to another, and historically has been a function, in part, of the number of channels and services included in the service package and the cost of such services to the cable television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to subscribers, with discounts generally available to subscribers receiving multiple premium services.

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

       The 1992 Cable Act mandated a greater degree of regulation of the cable television industry, including rate regulation. Under the 1992 Cable Act's definition of "effective competition," nearly all cable systems in the United States, including almost all of those owned and managed by the Company, are subject to rate regulation with respect to basic cable services. In addition, the FCC is permitted to regulate rates for non-basic service tiers other than premium services in response to local complaints. Rate regulations adopted by the FCC provide for a benchmark and price cap system that is used to regulate basic and non-basic service rates, and cost-of-service showings are available to cable operators to allow them to justify rates above benchmark levels. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated rate regulation for small cable operators. The 1996 Telecom Act sunsets FCC rate regulation of cable programming service tiers for all cable television systems regardless of size on March 31, 1999. See Item 1, Regulation and Legislation.

  The Company's Cable Television Business
  ---------------------------------------

       The Company operates cable television systems for itself and for its managed partnerships. At December 31, 1996, the Company managed 47 cable television systems, 33 of which, operating in 14 states, were owned by Company-managed partnerships and 14 of which, operating in 8 states, were owned by the Company. The Company's 23 managed partnerships own cable television systems located in California, Florida, Illinois, Indiana, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Mexico, Oregon, Texas and Wisconsin. The Company-owned cable television systems are located in Arizona, California, Colorado, Florida, Georgia, Maryland, South Carolina and Virginia.

       At December 31, 1996, Company-owned systems served approximately 584,900 basic subscribers who subscribed to a total of approximately 563,200 pay units. And, at such date, systems held by Company-managed partnerships served approximately 865,000 basic subscribers who subscribed to a total of approximately 604,600 pay units. (Each premium service that a basic subscriber takes equals one pay unit.) According to industry sources, as of December 31, 1996 the Company ranked among the top 10 multiple system cable television operators in the United States.

       The Company is implementing a balanced strategy of acquiring cable television systems from its managed partnerships and from third parties. As part of this process, certain systems owned by the Company and its managed partnerships will be sold to third parties and Company-owned systems will be exchanged for systems owned by other cable system operators. It is the Company's plan to cluster its cable television properties on the basis of operating characteristics and/or geographic areas. Clustering systems should enable the Company to obtain operating efficiencies, and it should position the Company to capitalize on new revenue and business opportunities as the telecommunications industry evolves. To date, the Company has created two clusters of cable television properties. The cable television systems owned by JCH form a geographic cluster in the suburban Washington, D.C. metropolitan area. JCH's properties include the cable television systems serving the communities of Alexandria, Manassas, Dale City and Reston in Virginia and all or portions of Anne Arundel, Charles and Prince Georges counties in Maryland. The Company plans to add the cable system serving Annapolis, Maryland to this cluster during the first half of 1997. The cable television systems owned by JCH II form a cluster of systems based on similar operating characteristics. JCH II's properties include the cable television systems serving the communities of Savannah and Augusta in Georgia and portions of Pima County in Arizona. The Company plans to add the cable system serving Independence, Missouri to this cluster during the second half of 1997.

       The Company intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

       Key elements of the Company's operating strategy include increasing basic penetration levels and revenue per subscriber through targeted marketing, superior customer service, maintenance of high technical standards and growth of advertising sales and pay-per-view revenues. The Company has deployed fiber optic cable wherever practical in its current rebuild and upgrade projects, which improves system reliability and picture quality, increases channel capacity and provides the potential for new business opportunities.

       The Company intends to liquidate its managed partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this strategy, the Company is marketing for sale many of the cable television systems owned by its managed partnerships. As of the first quarter of 1997, the Company is in the process of liquidating seven of its 23 managed partnerships by arranging on behalf of the partnerships for the sale of all of the remaining assets of such partnerships either to the Company or to unaffiliated entities. Such liquidations are expected to be accomplished before the end of 1997. In addition, several other of the Company's managed partnerships recently have sold or are in the process of selling cable systems to unaffiliated entities as intermediate steps toward their eventual liquidation.

       Acquisitions of cable television systems, the development of new services and capital expenditures for system extensions and upgrades are subject to the availability of cash generated from operations, borrowings under the Company's revolving credit facilities, debt and/or equity financing. In addition, the Company is exploring other financing options such as private equity capital and the disposition of non-strategic assets, including its investment in Bell Cablemedia plc. There can be no assurance that the capital resources necessary to accomplish the Company's acquisition and development plans will be available on terms and conditions acceptable to the Company, or at all.
  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Within the past several years, the cable television industry has seen much change. The Company believes that the nature of the cable television business is evolving from a traditional coaxial network delivering only video entertainment to a more sophisticated, digital platform environment where cable systems may be capable of delivering traditional programming as well as other services, including data, telephone and expanded educational and entertainment services on an interactive basis. As this convergence of various technologies progresses, cable television companies will reevaluate their system architecture and upgrade their cable plants in order to take advantage of new opportunities. As described above, in response to these changes the Company has decided to cluster its systems on the basis of operating characteristics and/or geographic areas to achieve economies of scale and reasonable returns on the investments made. The Company is also being affected by the entry into the marketplace of local telephone companies that, as a result of the passage of recent legislation, now have the ability to provide telephone and video services in direct competition with the Company. See Item 1, Regulation and Legislation. This direct competition with local telephone companies is an additional consideration in the ongoing evaluation by the Company of its position in this changing marketplace. See
  Item 1, Competition. The Company intends, where possible, to pursue these new technological opportunities as they evolve. The ability of the Company to do so, however, will be dependent in large part on the availability of debt and equity financing.

       The Company is involved in analyzing and testing new technologies used in the telecommunications area, including combined telephone and video services to multiple dwelling units. The Company is utilizing the experience of BCI to provide expertise in the telecommunications area. BCI, through its parent company and its affiliates, is engaged in many areas of the telecommunications business. BCE Inc., the parent of BCI, through its wholly owned subsidiary, Bell Canada, is the largest telecommunications company in Canada. Bell Northern Research, an affiliate of BCI, is Canada's largest research and development organization and is engaged in developing and analyzing new technologies used in the telecommunications area. Northern Telecom, a 52% subsidiary of BCE Inc., is a leading global manufacturer of telecommunications equipment. As cable television systems in the United States evolve and change into more sophisticated digital networks providing traditional television entertainment, but also telephone and data services, and as competition between cable television operators, telephone companies and others develops, the relationship between BCI and the Company may provide the Company with access to expertise and experience that it would not otherwise have available.

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

       Monthly service rates include fees for basic service, basic plus service and premium services. At December 31, 1996 monthly basic service rates ranged from $6.43 to $16.43 for residential subscribers, monthly basic plus service rates ranged from $18.24 to $26.35 for residential subscribers, and monthly premium services ranged from $1.00 to $11.99 per premium service. In addition, the Company earns revenues from pay-per-view programs and advertising fees. Pay-per-view programs, which usually are either unique sporting events or recently released movies, are available on many of the Company's cable television systems. Subscribers are permitted to choose individual movies for a set fee ranging from $1.50 to $6.95 per movie and individual special events for a set fee ranging from $2.98 to $54.95 per event. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $50.95; however, from time to time the Company has followed the common industry practice of reducing the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, subscribers are free to discontinue the service at any time without penalty, and most terminations occur because a subscriber moves to another home or to another city. For the year ended December 31, 1996 of the total subscriber fees received by Company-owned systems, basic and basic plus service fees accounted for approximately 64% of total revenues, premium service fees accounted for approximately 18% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 5% of total revenues and the remaining 10% of total revenues came from equipment rentals, installation fees and program guide charges. The Company is dependent upon timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs.

       As the general partner of its managed partnerships, the Company earns management fees which are generally 5% of the gross revenues of the partnership, not including revenues from the sale of cable television systems or franchises. The Company also receives reimbursement from the partnerships for certain allocated overhead and administrative expenses incurred by the Company in its management activities. From time to time, and although not obligated to do so, the Company has made advances to certain of its managed limited partnerships and has deferred collection of management fees and expense reimbursements owed by certain of its managed limited partnerships to allow for expansion of a cable television system or other cash needs of such a partnership. With respect to the managed partnerships formed by the Company, the Company as general partner is entitled to partnership distributions from the sale or refinancing of partnership cable systems equal to from 12.5% to 40% of the net remaining assets of a partnership after the payment of partnership debts and after limited partners have received an amount equal to their original investment plus, in many cases, a preferential return on their investment. Pursuant to the terms of the various limited partnership agreements, the Company has full operational control of the management and day-to-day business of the partnerships.

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

  The Company's Other Businesses and Investments
  ----------------------------------------------

       The Jones Group, Ltd., a wholly owned subsidiary of the Company, is a cable television brokerage firm that may earn fees from the Company's managed partnerships when such partnerships sell cable systems. Jones Futurex, Inc., also a wholly owned subsidiary of the Company, manufactures and markets data encryption products and provides contract manufacturing services. The Company has an interest in the cable/telephony business in the United Kingdom through its approximate 8.6% equity ownership of Bell Cablemedia plc, one of the United Kingdom's largest cable communications operators. The Company owns minority interests in Jones Education Company and its subsidiary, Mind Extension University, Inc. Jones Education Company offers a variety of integrated educational programming, products and services. It provides educational programming through its two television networks, JEC Knowledge TV and Jones Computer Network. The Company owns a minority interest in Jones Global Group, Inc., a company that from time to time has invested in cable/telephony systems outside of the United States. In December 1996, the Company redeemed a portion of its equity interest for approximately $9,000,000 and thereby reduced its equity ownership in Jones Global Group, Inc. from 38% to 20%.

  Acquisitions of Cable Television Systems in 1996 and January 1997
  -----------------------------------------------------------------

       Manassas System.  In January 1996, JCH, through its wholly owned
       ---------------
  subsidiary, Jones Communications of Virginia, Inc., purchased from unaffiliated companies the cable television systems serving areas in and around Manassas, Manassas Park, Haymarket and portions of Prince William County, all in the State of Virginia (the "Manassas System") for a purchase price of $71,100,000. Jones Financial Group, Ltd. ("Financial Group"), an affiliate of the Company, was paid a fee of $896,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction.

       Carmel System.  In February 1996, JCH purchased from IDS/Jones Growth
       -------------
  Partners 87-A, Ltd., a Company-managed partnership, the cable television system serving areas in and around Carmel, Indiana (the "Carmel System") for a purchase price of $44,235,333. The purchase price represented the average of three separate independent appraisals of the fair market value of the Carmel System.

       Tampa System.  In February 1996, JCH purchased from Cable TV Fund 12-BCD
       ------------
  Venture, a venture comprised of three Company-managed partnerships, the cable television system serving areas in and around Tampa, Florida (the "Tampa System") for a purchase price of $110,395,667. The purchase price represented the average of three separate independent appraisals of the fair market value of the Tampa System.

       Orangeburg System.  In February 1996, JCH purchased from Jones Cable
       -----------------
  Income Fund 1-B, Ltd., a Company-managed partnership, the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System") for a purchase price of $18,347,667, subject to normal closing adjustments. The purchase price represented the average of three separate independent appraisals of the fair market value of the Orangeburg System.

       Lake Geneva System.  In April 1996, JCH purchased from Jones Spacelink
       ------------------
  Income/Growth Fund 1-A, Ltd. a Company-managed partnership, the cable television system serving the areas in and around Lake Geneva, Wisconsin (the "Lake Geneva System") for a purchase price of $6,345,667, which was the average of three separate independent appraisals of the fair market value of the Lake Geneva System.

       Ripon System.  In April 1996, the Company also purchased from Jones
       ------------
  Spacelink Income/Growth Fund 1-A, Ltd. the cable television system serving the areas in and around Ripon, Wisconsin (the "Ripon System") for a purchase price of $3,712,667, which was the average of three separate independent appraisals of the fair market value of the Ripon System.

       Lodi System.  In April 1996, JCH purchased from Jones Spacelink Income
       -----------
  Partners 87-1, L.P., a Company-managed partnership, the cable television systems serving the communities of Lodi, Burbank, Lafayette Township, New London, Bailey Lakes, Savannah, Shreve, Jeromesville, West Lafayette, Loudonville, Perrysville, Creston, Gloria Glens, Sterling, Seville, Westfield Center, Chippewa, Lake Area, Rittman, West Salem, Bloomville, Spencer, Polk and Congress, all in the State of Ohio (the "Lodi System") for a purchase price of $25,706,000, which was the average of three separate independent appraisals of the fair market value of the Lodi System.

       North Prince Georges County System. In January 1997, Jones Communications
       ----------------------------------
  of Maryland, Inc., a wholly owned subsidiary of JCH, acquired the cable television system serving the communities of Berwyn Heights, Bladensburg, Bowie, Brentwood, Cheverly, College Park, Colmar Manor, Cottage City, Edmonston, Glenarden, Greenbelt, Hyattsville, Landover Hills, Laurel, Mt. Ranier, New Carrollton, North Brentwood, Riverdale, Takoma Park, University Park and portions of Prince Georges County, all in the State of Maryland (the "North Prince Georges County System"). The purchase price for the North Prince Georges County System was approximately $231,367,000, subject to final closing adjustments. The Company paid Financial Group a fee of approximately

  $2,100,000 for acting as the Company's financial advisor in connection with this transaction. The North Prince Georges County System is contiguous to the Company's South Prince Georges County System. The acquisition of the North Prince Georges County System allows the Company to serve all 160,000 subscribers in Prince Georges County, Maryland and brings the Company's owned and managed subscriber count in the Washington, D.C. metropolitan area to approximately 400,000 subscribers.

       The purchases of the Manassas System, the Carmel System, the Tampa System, the Orangeburg System, the Lake Geneva System, the Ripon System, the Lodi System and the North Prince Georges County System were funded by borrowings available under JCH's revolving credit facility. The Carmel System, the Orangeburg System and the Tampa System subsequently were transferred to the Time Warner Entertainment-Advance/Newhouse Partnership, and the Lodi System, the Ripon System and the Lake Geneva System subsequently were transferred to Time Warner Entertainment Company, L.P., as discussed below.

  Exchanges of Cable Television Systems in 1996
  ---------------------------------------------

       Exchange with TWEAN.  In February 1996, the Company, pursuant to an asset
       -------------------
  exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/ Newhouse Partnership ("TWEAN"), an unaffiliated cable television operator, conveyed to TWEAN the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000. In return, the Company received from TWEAN substantially all of the assets of cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmont Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro and portions of Prince Georges County, Maryland (the "South Prince Georges County System") and portions of Fairfax County, Virginia (the "Reston System"). This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes. The Company paid Financial Group a $1,668,000 fee upon the completion of this exchange as compensation to it for acting as the Company's financial advisor.

       Time Warner Exchange.  In April 1996, the Company, pursuant to an asset
       --------------------
  exchange agreement (the "Time Warner Exchange Agreement") with Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television operator, conveyed to Time Warner the cable television systems owned by the Company serving Hilo, Hawaii (the "Hilo System") and Kenosha, Wisconsin (the "Kenosha System"), as well as the Lodi System, the Ripon System and the Lake Geneva System and cash in the amount of $11,735,667. In return, the Company received from Time Warner the cable television systems serving the communities in and around Savannah, Georgia (the "Savannah System"). This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes. The Company paid Financial Group a $1,286,000 fee upon the completion of this exchange as compensation to it for acting as the Company's financial advisor.

  Proposed Acquisitions of Cable Television Systems in 1997
  ---------------------------------------------------------

       Independence System.  In February 1997, the Board of Directors of the
       -------------------
  Company approved the acquisition by JCH II from Jones Intercable Investors, L.P. (the "Partnership"), a Colorado limited partnership managed by the Company, of the cable television system serving communities in and around Independence, Missouri (the "Independence System") for a purchase price of $171,213,667, which represents the average of three independent appraisals of the fair market value of the Independence System. The Company anticipates that it will receive a limited partner distribution totaling approximately $25,700,000 from the sale by the Partnership of the Independence System because of the Company's equity interest in the Partnership. The Partnership will pay The Jones Group, Ltd., a wholly owned subsidiary of the Company, a $4,280,342 fee in connection with this transaction. The closing of the Company's purchase of the Independence System is subject to the consents of governmental authorities and other third parties and is expected to occur in the second half of 1997.

       Manitowoc System.  In September 1995, the Company entered into an asset
       ----------------
  purchase agreement to purchase from Cable TV Joint Fund 11 (the "Venture"), a venture comprised of four Company-managed partnerships, the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System"). Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, the Company and the Venture amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. Under the terms of the asset purchase agreement, as amended, the purchase price for the Manitowoc System will be $16,122,333, subject to closing adjustments. The closing of the Company's purchase of the Manitowoc System is subject to the approval of the limited partners of each of the partnerships that comprise the Venture. The Company anticipates that it will receive, from the four partnerships that comprise the Venture, general partner distributions totaling approximately $4,518,000 upon the closing of the sale of the Manitowoc System. The closing of this transaction is expected to occur during the second quarter of 1997.

  Proposed Dispositions of Cable Television Systems in 1997
  ---------------------------------------------------------

       Walnut Valley and Oxnard Systems.  In August 1996, the Company entered
       --------------------------------
  into an asset purchase agreement with Century Communications Corp., an unaffiliated party, to sell the Company-owned cable television systems serving areas in and around Walnut Valley and Oxnard, both in the State of California, for $104,000,000, subject to closing adjustments. Century Communications Corp. subsequently assigned its rights and obligations under the asset purchase agreement to a joint venture affiliated with Century Communications Corp. The Company will pay Financial Group a $1,567,000 fee upon completion of this transaction as compensation to it for acting as the Company's financial advisor in connection with this sale of systems. The closing of this sale is subject to a number of conditions, including obtaining necessary governmental and other third party consents, and is expected to occur during the second quarter of 1997.

  Proposed Exchange of Cable Television Systems in 1997
  -----------------------------------------------------

       In October 1996, the Company entered into an asset exchange agreement with United CATV, Inc., an unaffiliated party that is an affiliate of Tele-Communications, Inc. Pursuant to the exchange agreement, the Company will convey to United CATV, Inc. the Company-owned cable television systems serving areas in and around Evergreen, Idaho Springs and Jefferson County, all in the State of Colorado (the "Colorado Systems"), in exchange for the cable television system serving areas in and around Annapolis, southern Anne Arundel County and the Naval Academy, all in the State of Maryland (the "Annapolis System"), and cash in the amount of $2,500,000, subject to normal closing adjustments. The Company will pay Financial Group a $675,000 fee upon completion of this exchange as compensation to it for acting as the Company's financial advisor in connection with this transaction. The transaction is expected to be completed in the first half of 1997.

  The Company's Credit Facilities
  -------------------------------

       In September 1996, JCH amended its reducing revolving credit facility to increase the maximum amount available to $600 million and to reduce by 1/8% the rates of interest charged on any amounts outstanding. This credit facility provides liquidity for acquisitions by JCH and capital expenditures for cable television systems owned by JCH. See Note 7 to the Notes to Consolidated Financial Statements.

       In October 1996, JCH II entered into a $600 million credit facility. The credit facility consists of a $300 million reducing revolving credit facility and a $300 million 364-day revolving credit facility. This credit facility provides liquidity for acquisitions by JCH II and capital expenditures for cable television systems owned by JCH II. See Note 7 to the Notes to Consolidated Financial Statements.

  Sales of Radio and TVRO Businesses in 1996
  ------------------------------------------

       Jones Galactic Radio, Inc.  In June 1996, the Company completed the sale
       --------------------------
  of Jones Galactic Radio, Inc., which was a wholly owned subsidiary of the Company, to Jones Global Group, Inc., an affiliate of the Company, for $17.2 million. The Company's Board of Directors requested and received a fairness opinion related to this sale from an unaffiliated investment banking firm.
  The sales price was paid in the form of 984,968 ADSs of Bell Cablemedia plc. The number of ADSs represents the purchase price of $17.2 million divided by the 30-day average closing price of an ADS for the 30-day period immediately preceding the closing date. As a result of this transaction, the Company now directly owns approximately 7.2 million ADSs of Bell Cablemedia. Jones Global Group, Inc. subsequently sold Jones Galactic Radio, Inc. to Jones International Networks, Ltd., an affiliate of International.

       Jones Satellite Programming, Inc.  In July 1996, the Company sold the
       ---------------------------------
  assets of Jones Satellite Programming, Inc., a wholly owned subsidiary, to an unaffiliated party for $2,873,871. Jones Satellite Programming, Inc. was engaged in the TVRO business providing satellite programming to satellite dish owners.

  Cable Television Franchises
  ---------------------------

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

       The Company holds approximately 112 franchises. These franchises provide for the payment of fees to the issuing authorities and range from 3% to 5% of gross revenues. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

       The Company has never had a franchise revoked. The Company's franchises initially had terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. The Company is currently negotiating the renewal of sixteen franchises that are either operating under extensions or will expire prior to December 31, 1997. During the next three to five years, the renewal process must commence for a significant number of the franchises for cable television systems owned or managed by the Company and its affiliates. The Company recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

  Competition
  -----------

       Cable television systems currently experience competition from several sources.

       Broadcast Television.  Cable television systems have traditionally
       ---------------------
  competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

       Traditional Overbuild.  Cable television franchises are not exclusive, so
       ---------------------
  that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Company has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in both owned and managed systems. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas. The Panama City Beach System has lost basic subscribers and commercial units to an overbuilder. This overbuild continues to provide significant competition and has had an adverse effect on the system's operations. The Company's Anne Arundel System also faces significant competition from an overbuilder.

       DBS.  High-powered direct-to-home satellites have made possible the wide-
       ---
  scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The Company has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the availability of equipment at reasonable prices.

       Telephone.  Federal cross-ownership restrictions historically limited
       ---------
  entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in Naperville, Illinois and has also obtained franchises for Glen Ellyn and Vernon Hills, Illinois, all of which are currently served by cable systems owned by two Company-managed partnerships. The Company cannot predict at this time the extent of telephone company competition that will emerge to Company owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Company's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

       Private Cable.  Additional competition is provided by private cable
       -------------
  television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Company has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Company is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive. In late 1995, the Company launched a competitive telephone service in selected apartments and condominium units in its Alexandria, Virginia System, and anticipates providing such service, commencing in the first half of 1997, in Maryland as well. The Company faces considerable competition in providing telephony service from incumbent local exchange carriers and a host of alternative carriers.

       MMDS.  Cable television systems also compete with wireless program
       ----
  distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the Company's system in Pima County, Arizona. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Company has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Company's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

       Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

  Regulation and Legislation
  --------------------------

       The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new Telecommunications Act of 1996 ("1996 Telecom Act") alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

        The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulations affecting the operation of the Company's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company.

       Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
       ---------------------
  regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company. The FCC has officially recognized that the Anne Arundel System and the Panama City Beach System face "effective competition," and a similar petition is now pending at the FCC concerning the Pima County, AZ system.

       Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

       The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-
  delivered programming.   Under the 1996 Telecom Act, the FCC can regulate CPST
  rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

       Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable.

  Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

       The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

       Cable Entry Into Telecommunications.  The 1996 Telecom Act provides that
       -----------------------------------
  no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

       Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals. The Company has already secured authorization to provide local exchange service in Maryland and portions of Virginia and has begun offering some telecommunications services to customers in both jurisdictions.

       Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
       ---------------------------------------------
  allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the Company is now witnessing the beginning of LEC competition in a few of its cable communities.

       Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

       Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

       Electric Utility Entry Into Telecommunications/Cable Television.  The
       ---------------------------------------------------------------
  1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

       Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
       ---------------------------------
  statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

       Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

       There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in the Company could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses.

       Must Carry/Retransmission Consent.  The 1992 Cable Act contains broadcast
       ---------------------------------
  signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

       Access Channels.  LFAs can include franchise provisions requiring cable
       ---------------
  operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

       Access to Programming.  To spur the development of independent cable
       ---------------------
  programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

       Other FCC Regulations.  In addition to the FCC regulations noted above,
       ---------------------
  there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

       Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

       Copyright.  Cable television systems are subject to federal copyright
       ---------
  licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

       State and Local Regulation.  Cable television systems generally are
       --------------------------
  operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises.
  Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

       The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

       Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent.
  Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.


                              ITEM 2.  PROPERTIES
                              -------------------

       The Company leases a portion of its executive offices from Jones Properties, Inc., a subsidiary of International. The offices consist of a 101,500 square foot office building located at 9697 East Mineral Avenue, Englewood, Colorado. The lease has a 15-year term expiring in July 2000 with three 5-year renewal options at market rates existing at the beginning of the option period. The annual rent is currently $24.00 per square foot, plus operating expenses and will not, by the terms of the lease, exceed such amount during the remainder of the term. The Company subleases approximately 46% of the building to International and certain other affiliates on the same terms and conditions as the primary lease.

       The Company leases from Jones Panorama Properties, Inc., a wholly owned subsidiary of the Company, an approximate 60,000 square foot office building (the "Panorama Falls Building") located at 9085 E. Mineral Avenue, Englewood, Colorado for a lease price of $12.00 per square foot. The Panorama Falls Building contains additional executive offices of the Company. The Company has subleased approximately 44% of the Panorama Falls Building to International and others on the same terms and conditions as the primary lease.

  Cable Television Systems Owned by the Company and its Subsidiaries
  ------------------------------------------------------------------

       The majority of the Company's 14 cable television systems are owned by JCH and JCH II. As of December 31, 1996, JCH owned and operated the cable television systems serving areas in and around Alexandria, Virginia; Dale City, Virginia; Manassas, Virginia; Reston, Virginia; Anne Arundel County, Maryland; Charles County, Maryland; southern Prince Georges County, Maryland; and Jefferson County, Colorado. In early 1997, certain of JCH's Maryland and Virginia systems will be combined: the Anne Arundel County, Maryland system, the Charles County, Maryland system and the Annapolis System to be acquired by JCH in the second quarter of 1997 will be operated as one system, to be known as the Chesapeake Bay Group; the southern Prince Georges County, Maryland system and the northern Prince Georges County system acquired by JCH in January 1997 will be operated as one system, to be known as the Prince Georges County System; and the Manassas, Dale City and Reston, Virginia systems will be operated as one system, to be known as the Prince William County System.
  As of December 31, 1996, JCH II owned and operated the cable television systems serving areas in and around Augusta, Georgia; Savannah, Georgia; and Pima County, Arizona. As of December 31, 1996, the Company directly owned and operated the cable television systems serving areas in and around Oxnard, California; Walnut Valley, California; and Panama City Beach, Florida.

       The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the cable television systems owned by the Company and its subsidiaries. The monthly basic plus service rates set forth herein represent, with respect to systems with multiple headends, the basic plus service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996, cable television systems owned by the Company and its subsidiaries passed approximately 650,800 homes, representing an approximate 67% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the Company's records and may be subject to adjustments.


Alexandria, Virginia                                   At 12/31
--------------------                    --------------------------------------
                                            1996         1995         1994
                                            ----         ----         ----
Monthly basic plus service rate           $ 24.98      $ 23.33      $ 21.53
Basic subscribers                          40,525       38,916       37,690
Pay units                                  33,387       32,510       32,578

Anne Arundel County, Maryland                          At 12/31
-----------------------------           --------------------------------------
                                            1996         1995         1994
                                            ----         ----         ----
Monthly basic plus service rate           $ 24.15      $ 22.85      $ 22.85
Basic subscribers                          50,333       48,712       46,752
Pay units                                  43,491       43,895       42,009

Augusta, Georgia*                                      At 12/31
-----------------                       --------------------------------------
                                            1996         1995         1994
                                            ----         ----         ----
Monthly basic plus service rate           $ 25.73      $ 23.98      $ 21.39
Basic subscribers                          85,816       84,146       81,707
Pay units                                  70,619       67,428       62,754

*  Includes North Augusta subscribers. The Augusta system and the former North
   Augusta system were combined in 1995.

Charles County, Maryland                               At 12/31
------------------------                --------------------------------------
                                            1996         1995         1994
                                            ----         ----         ----
Monthly basic plus service rate           $ 26.33      $ 26.33      $ 24.80
Basic subscribers                          23,919       23,285       22,360
Pay units                                  36,848       35,589       33,799

Dale City, Virginia                              At 12/31
-------------------                     ------------------------
                                            1996         1995
                                            ----         ----
Monthly basic plus service rate           $ 25.57      $ 24.07
Basic subscribers                          49,943       49,297
Pay units                                  50,252       44,935



Jefferson County, Colorado*                            At 12/31
---------------------------             --------------------------------------
                                            1996         1995          1994
                                            ----         ----          ----
Monthly basic plus service rate           $ 24.54      $ 23.06       $ 22.06
Basic subscribers                          28,155       26,954        26,027
Pay units                                  27,659       26,666        25,574

* Includes Clear Creek County subscribers. The former Clear Creek County system and the Jefferson County system were combined in 1995.


Manassas, Virginia                      At 12/31/96
------------------                      -----------
Monthly basic plus service rate           $ 26.35
Basic subscribers                          28,346
Pay units                                  25,264


Oxnard, California                                     At 12/31
------------------                      --------------------------------------
                                            1996         1995          1994
                                            ----         ----          ----
Monthly basic plus service rate           $ 21.15      $ 19.15       $ 18.63
Basic subscribers                          40,134       39,101        38,500
Pay units                                  28,701       26,751        26,710

Panama City Beach, Florida                             At 12/31
--------------------------              --------------------------------------
                                            1996         1995*         1994
                                            ----         -----         ----
Monthly basic plus service rate           $ 21.10      $ 21.10       $ 21.10
Basic subscribers*                          7,248        7,380         8,088
Pay units**                                 7,251        6,285         4,758

* The reduction in the number of basic subscribers following 1994 is due to an overbuild of the system.

** The number of pay units in the system fluctuated during fiscal years 1994 and 1995 due to pay unit marketing promotions. These marketing promotions resulted in periodic increases in pay units, followed by decreases in pay units upon the expiration of the promotional period.


Pima County, Arizona                                   At 12/31
--------------------                    --------------------------------------
                                            1996         1995          1994
                                            ----         ----          ----
Monthly basic plus service rate           $  25.80     $ 24.00       $ 22.50
Basic subscribers                           59,434      56,512        52,742
Pay units                                   38,949      35,532        34,306


South Prince Georges
--------------------
County, Maryland                        At 12/31/96
----------------                        -----------
Monthly basic plus service rate          $  25.89
Basic subscribers                          73,852
Pay units                                 134,975


Reston, Virginia                        At 12/31/96
----------------                        -----------
Monthly basic plus service rate          $  26.94
Basic subscribers                          14,662
Pay units                                  15,491


Savannah, Georgia                       At 12/31/96
-----------------                       -----------
Monthly basic plus service rate          $  23.94
Basic subscribers                          62,780
Pay units                                  36,629


Walnut Valley, California                        At 12/31
-------------------------            ---------------------------------
                                      1996         1995        1994
                                      ----         ----        ----
Monthly basic plus service rate      $  23.21     $ 22.06     $ 22.06
Basic subscribers                      19,591      18,944      18,025
Pay units                              13,619      13,321      13,000



                          ITEM 3.  LEGAL PROCEEDINGS
                          --------------------------

Alexandria Litigation
---------------------

      Luva D. Vaughan, Allan J. Smith, Jr. and Hildegarde I. Smith,
      -------------------------------------------------------------
derivatively for the use and benefit of Jones Intercable Investors, L.P., a
---------------------------------------------------------------------------
Colorado limited partnership, v. Jones Intercable, Inc., a Colorado corporation
-------------------------------------------------------------------------------
(Circuit Court for Jackson County, State of Missouri, Case No. CV94-3652); Luva
-------------------------------------------------------------------------------
D. Vaughan, Allan J. Smith, Jr., and Hildegarde I. Smith, derivatively, for the
-------------------------------------------------------------------------------
use and benefit of Jones Intercable Investors, L.P. v. Jones Group, Ltd., a
---------------------------------------------------------------------------
Colorado corporation (District Court, City and County of Denver, State of
--------------------
Colorado, Case No. 94 CV 5486, Courtroom 14).

      On February 22, 1994, the Company and The Jones Group, Ltd. were named as defendants in a lawsuit in Missouri brought by three individuals who are Class A Unitholders in Jones Intercable Investors, L.P., a publicly traded limited partnership of which the Company is general partner (the "MLP"). The suit related to the sale of the Alexandria, Virginia cable television system by the MLP to the Company. On October 21, 1994, plaintiffs filed a motion to dismiss The Jones Group, Ltd. in response to The Jones Group, Ltd.'s argument that Missouri lacked personal jurisdiction over it. Plaintiffs' motion was granted, and plaintiffs then filed an action in Colorado against The Jones Group, Ltd. seeking a return of the brokerage commission. All claims in both the Missouri and Colorado litigation have been settled and actions dismissed with prejudice.

Tampa Litigation
----------------

      David Hirsch, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV
      --------------------------------------------------------------------------
Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. v. Jones Intercable, Inc. (Arapahoe
----------------------------------------------------------------------
County District Court, Colorado, Case No. 95-CV-1800, Division 3) ("Hirsch");
                                                                    ------
Jonathan Fussner and Eileen Fussner, derivatively on behalf of Cable TV Fund 12-
-------------------------------------------------------------------------------
B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. v. Jones
-----------------------------------------------------------------------
Intercable, Inc. (Arapahoe County District Court, Colorado, Case No. 96-CV-1672,
----------------
Division 3) ("Fussner").
              -------

      On September 20, 1995, the Company was named as a defendant in a Complaint filed by David Hirsch, who purports to be a limited partner in Cable TV Fund 12-D, Ltd., a limited partnership of which the Company is the general partner. On January 25, 1996, the Company was served with an Amended Class Action Complaint and Request for Jury Trial. On February 19, 1996, the Company filed a Motion to Dismiss the Amended Complaint arguing that the action was improperly brought as a class action. The Company argued that the plaintiff could only bring the action as a derivative claim and that because the elements of a derivative claim had not been properly pleaded, the Amended Complaint should be dismissed. After briefing on this motion, the Court entered an Order on June 24, 1996 granting the Company's Motion to Dismiss, and on July 25, 1996, the Court entered a further Order allowing plaintiff to file another

Amended Complaint. On July 31, 1996, plaintiff Hirsch filed a Second Amended Complaint.

      Plaintiff Hirsch alleges that he is a limited partner in Cable TV Fund 12-D, Ltd. ("Fund 12-D") and that he now purports to bring this case as a derivative action on behalf of Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Fund 12-D. The suit relates to the purchase by the Company from Cable TV Fund 12-BCD Venture (the "Venture") (a general partnership in which Fund 12-D is a general partner) of the Tampa System and subsequent trade of the Tampa System, along with other cable systems, to Time Warner for certain of Time Warner's cable systems. The Company was authorized to purchase the Tampa System from the Venture pursuant to the terms of the limited partnership agreements of Fund 12-B, Fund 12-C and Fund 12-D.

      Also on July 31, 1996, the same lawyers who represent Mr. Hirsch filed a Verified Complaint on behalf of Jonathan Fussner and Eileen Fussner as referenced above. The Fussners also purport to be joint owners of limited partnership interests units in Fund 12-D and their Verified Complaint is identical in all substantive respects to the Hirsch Second Amended Complaint. On December 13, 1996, the Court consolidated the Hirsch and Fussner actions.
                                              ------     -------

      The Second Amended Complaint in Hirsch and the Verified Complaint in
                                      ------
Fussner allege that the Company breached its fiduciary duty to the plaintiffs
-------
and the other limited partners of Fund 12-B, Fund 12-C and Fund 12-D and the Venture in connection with the purchase of the Tampa System and the trade of that system to Time Warner. The Hirsch and Fussner Complaints also set forth a
                                ------     -------
claim for unjust enrichment and for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs assert that the Company paid an inadequate price for the Tampa System, even though the agreed-upon price was the average of three separate appraisals, as required by the applicable partnership agreements. The Hirsch and Fussner cases are now styled as
                            ------     -------
derivative actions and also seek a trial by jury. The plaintiffs in Hirsch and
                                                                    ------
Fussner seek an unspecified amount of damages, including punitive damages, an
-------
award of attorneys' fees and certain equitable relief.

      On August 13, 1996, the Company filed a Motion to Dismiss the breach of fiduciary duty and unjust enrichment claims in the Hirsch and Fussner actions.
                                                   ------     -------
On February 6, 1997, after briefing on this motion, the Court denied the Company's Motion to Dismiss. The Company's Answer to the Complaints in Hirsch
                                                                       ------
and Fussner was filed on February 25, 1997 and generally denied the substantive
    -------
allegations in the Complaint and asserted a number of affirmative defenses. There is no trial date set in these cases, and there has been no discovery conducted by the parties to date.

      Martin Ury, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV
      ------------------------------------------------------------------------
Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. v. Jones Intercable, Inc.,
-----------------------------------------------------------------------
Defendant, and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV
-------------------------------------------------------------------------------
Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Nominal Defendants (Arapahoe
----------------------------------------------------------------
County District Court, Colorado, Case No. 95-CV-2212, Division 5) ("Ury").
                                                                    ---

      On November 17, 1995, plaintiff Martin Ury filed a Complaint against the Company in the above-referenced action in Arapahoe County District Court. Plaintiff Ury alleges that he is a limited partner in Fund 12-D. He purports to bring this case as a derivative action on behalf of Fund 12-B, Fund 12-C and Fund 12-D. As in Hirsch and Fussner, discussed above, this case relates to the
                 ------     -------
Company's purchase of the Tampa System and the Time Warner exchange.

      The substantive allegations of the Ury Complaint are substantially similar
                                         ---
to the allegations in the Hirsch Second Amended Complaint and the Fussner
                          ------                                  -------
Verified Complaint. The plaintiff in Ury alleges that the Company breached its
                                     ---
fiduciary duties to the limited partnerships and their limited partners in connection with its purchase of the Tampa System from the Venture. Specifically, the plaintiff alleges that the Company paid an inadequate price for the Tampa System, even though the agreed upon price was the average of three separate appraisals, as required by the applicable limited partnership agreements. The Complaint seeks damages in an unspecified amount on behalf of the three limited partnerships and an award of attorneys' fees. The Complaint does not seek a jury trial or punitive damages.

      On February 1, 1996, the Company filed a Motion to Dismiss the Complaint on the ground that it fails to state a claim against the Company upon which relief can be granted. The thrust of the Company's motion was that the Company cannot be liable for breach of fiduciary duty because it acted in accordance with the terms of the limited partnership agreements in its purchase of the Tampa System. The Company also argued that plaintiff does not have standing to assert a derivative claim on behalf of Fund 12-B or Fund 12-C, since he is only a limited partner in Fund 12-D. On July 12, 1996, the Court denied the Company's Motion to Dismiss. The Company filed its Answer in this case on July 29, 1996, generally denying the substantive allegations in the Complaint, asserting a number of affirmative defenses and requesting a trial by jury. A Case Management Order has been entered by the Court, setting the case for a two-week jury trial commencing on September 22, 1997. The parties have made certain voluntary disclosures pursuant to Rule 26 of the Colorado Rules of Civil Procedure, and discovery has begun although no depositions have been taken to date.

      Because these cases are in their very early stages, it is not possible at this time to present a realistic evaluation of the probability of a favorable or unfavorable outcome.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      ------------------------------------------------------------

      None.


                                PART II
      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      ----------------------------------------------------------
                          STOCKHOLDER MATTERS
                          -------------------

      The Company's Common Stock and Class A Common Stock are traded in the over-the-counter market and authorized for quotation on the National Market System operated by the National Association of Securities Dealers, Inc. (NASDAQ), under the following symbols:

                              Common Stock - JOIN
                         Class A Common Stock - JOINA

      The following table shows the high and low prices as quoted on the NASDAQ/National Market System for each quarterly period of calendar years ended December 31, 1996 and 1995 for each class of the Company's stock:


                                   Common Stock     Class A Common Stock
                                   ------------     --------------------
Calendar Year Ended 12/31/96      High       Low      High        Low
                                  ----       ---      ----        ---
    First Quarter                17         12       15          11 7/8
    Second Quarter               16         14       14 5/8      13 1/8
    Third Quarter                15 1/2     12       14          11 3/8
    Fourth Quarter               13 7/8     10 1/4   13 7/8      10 1/8

                                   Common Stock     Class A Common Stock
                                   ------------     --------------------
Calendar Year Ended 12/31/96      High       Low      High        Low
                                  ----       ---      ----        ---
    First Quarter                17 1/2     11 7/8   17 1/2      12
    Second Quarter               16 1/4     13 1/2   16 1/2      12 7/8
    Third Quarter                16 1/4     14 5/8   15 1/2      13 3/8
    Fourth Quarter               14 1/2     13 3/4   14          13 1/4


      At December 31, 1996, the Common Stock and Class A Common Stock of the Company were held of record by 745 and 1,442 shareholders, respectively.

      The Company has never paid a cash dividend with respect to its shares of Common Stock or Class A Common Stock, and it has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions. If cash dividends are paid in the future, the holders of the Class A Common Stock will be paid $.005 per share per quarter in addition to the amount payable per share of Common Stock. Such additional dividends on the Class A Common Stock are not cumulative but would be adjusted appropriately if cash dividends are declared with respect to a period other than a quarterly period. Certain of the Company's debt arrangements restrict the right of the Company to declare and pay cash dividends.

Item 6.  Selected Financial Data
--------------------------------
      The following table sets forth selected financial data regarding the Company's financial position and operating results. This data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7.

                                            1996           1995          1994          1993          1992
                                         ----------     ---------     ---------     ---------     ---------
                                                           (in thousands except per share data)
REVENUES:
 Cable Television Revenue
  Subscriber service fees              $   248,626    $  135,350    $  103,335    $   99,438    $   82,033
  Management fees                           19,104        21,462        17,952        17,255        16,820
  Distributions and Brokerage Fees          15,483             -             -             -             -
 Non-cable Revenue                          28,497        32,026        10,602         7,624         6,943
                                         ---------      --------      --------      --------      --------

TOTAL REVENUES                             311,710       188,838       131,889       124,317       105,796
                                         ---------      --------      --------      --------      --------

COSTS AND EXPENSES:
 Cable Television Expenses
  Operating expenses                       131,529        77,638        55,196        54,307        38,579
  General and administrative                16,586         8,284         8,120        10,034         9,304
 Non-cable operating, general and
  administrative                            28,410        32,382        11,810         7,989         6,793
                                         ---------      --------      --------      --------      --------
OPERATING INCOME
 BEFORE DEPRECIATION
 AND AMORTIZATION                          135,185        70,534        56,763        51,987        51,120

Depreciation and amortization              131,186        55,805        45,585        43,328        39,597
                                         ---------      --------      --------      --------      --------

OPERATING INCOME                       $     3,999    $   14,729    $   11,178    $    8,659    $   11,523
                                         =========      ========      ========      ========      ========

LOSS BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEMS         $   (62,660)   $  (21,024)   $   (8,691)   $  (36,066)   $  (26,308)
INCOME TAX PROVISION                             -             -             -             -             -
                                         ---------      --------      --------      --------      --------

LOSS BEFORE
 EXTRAORDINARY ITEMS                       (62,660)      (21,024)       (8,691)      (36,066)      (26,308)

Extraordinary items-
 Loss on early
 extinguishment of debt                          -          (692)            -       (12,781)      (11,409)
Cumulative effect of change
 in accounting method-
  Change in method of
  accounting for income taxes                    -             -             -             -         3,862
                                         ---------      --------      --------      --------      --------

NET LOSS                               $   (62,660)   $  (21,716)   $   (8,691)   $  (48,847)   $  (33,855)
                                         =========      ========      ========      ========      ========

PRIMARY LOSS
 PER SHARE:
  Loss before
   extraordinary items                 $     (2.00)   $     (.67)   $     (.45)   $    (2.16)   $    (2.05)
  Extraordinary items                            -          (.02)            -          (.76)         (.88)
  Accounting change                              -             -             -             -           .30
                                         ---------      --------      --------      --------      --------

                                       $     (2.00)   $     (.69)   $     (.45)   $    (2.92)   $    (2.63)
                                         =========      ========      ========      ========      ========

WEIGHTED AVERAGE
 SHARES OUTSTANDING                         31,372        31,270        19,517        16,728        12,849
                                         =========      ========      ========      ========      ========

TOTAL ASSETS                           $ 1,134,129    $  860,499    $  608,289    $  434,298    $  434,670
                                         =========      ========      ========      ========      ========

TOTAL DEBT                             $   806,147    $  492,714    $  281,578    $  372,908    $  382,245
                                         =========      ========      ========      ========      ========

SHAREHOLDERS'
 INVESTMENT                            $   235,307    $  292,795    $  271,284    $   17,503    $   13,996
                                         =========      ========      ========      ========      ========

     Item 7.  Management's Discussion and Analysis of Financial Condition and
     ------------------------------------------------------------------------
     Results of Operations
     ---------------------

          FINANCIAL CONDITION

          The following discussion of the Company's financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Company's actual results may differ significantly from the results predicted in such forward-looking statements.

          The Company is implementing a balanced strategy of acquiring cable television systems from its managed partnerships and from third parties. As part of this process, certain systems owned by the Company and its managed partnerships will be sold to third parties and Company-owned systems will be exchanged for systems owned by other cable system operators. It is the Company's plan to cluster its cable television properties on the basis of operating characteristics and/or geographic areas. Clustering systems should enable the Company to obtain operating efficiencies, and it should position the Company to capitalize on new revenue and business opportunities as the telecommunications industry evolves.

          The Company intends to liquidate its managed partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this strategy, the Company is marketing for sale many of the cable television systems owned by its managed partnerships.

          The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

          Acquisitions of cable television systems, the development of new services and capital expenditures for system extensions and upgrades are subject to the availability of cash generated from operations, borrowings under the Company's revolving credit facilities, debt and/or equity financing. In addition, the Company is exploring other financing options such as private equity capital and/or the sale of additional non-strategic assets, including its investment in Bell Cablemedia plc. There can be no assurance that the capital resources necessary to accomplish the Company's acquisition and development plans will be available on terms and conditions acceptable to the Company, or at all.

          In implementing the Company's acquisition strategy, the Company acquired the Manassas System, the South Prince Georges County System and the Reston System because they are near other systems owned by JCH and managed by the Company in the Washington DC area. The Savannah System was acquired because its operating characteristics were similar to other properties owned by JCH II. The acquisition of such systems has increased the Company's basic subscriber base by approximately 179,000 basic subscribers to approximately 585,000 basic subscribers at December 31, 1996. These transactions are described in detail in Note 2 of the Notes to Consolidated Financial Statements.

          The Manassas System was purchased for $71,100,000. Funding was provided by borrowings available under JCH's revolving credit facility.
     The South Prince Georges County System and the Reston System were acquired in exchange for three systems that the Company purchased from managed partnerships. The $176,479,000 of capital required by this transaction was provided by borrowings available under JCH's revolving credit facility.
     The Savannah System was acquired in exchange for two Company-owned cable television systems and three cable television systems purchased from managed partnerships. The $47,500,000 of capital required by this transaction to purchase the three systems from managed partnerships was provided by borrowings available under JCH's revolving credit facility.

          In addition to the systems acquired during 1996, the Company entered into agreements to acquire additional cable television systems. On January 31, 1997, the Company purchased the North Prince Georges County System for $231,367,000. Funding for this transaction was provided by borrowings available under JCH's revolving credit facility. On October 25, 1996, the Company entered into an agreement to exchange its Colorado cable television systems for the Annapolis System. This transaction is expected to close in the first half of 1997. On September 5, 1995, the Company entered into an agreement to purchase the Manitowoc System. As amended on September 30, 1996, this agreement provides for a purchase price of $16,122,333 for the Manitowoc System. Funding for this purchase is expected to be provided by the Company's revolving credit facilities. This transaction is expected to close in the first half of 1997. In February 1997, the Company entered into an agreement to purchase the Independence System for $171,213,667. Funding for this purchase, which is expected to close in the second half of 1997, is expected to be provided by borrowings available under JCH II's revolving credit facility. These transactions are described in detail in
     Note 2 of the Notes to Consolidated Financial Statements.

          From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of December 31, 1996, the Company had advanced funds to various managed partnerships totaling approximately $3,996,000, a decrease of approximately $10,315,000 over the amount advanced at December 31, 1995. These advances represent funds for capital expansion and improvements of properties owned by the Company's 23 managed partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during 1997. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

          The Company purchased property, plant and equipment totaling approximately $95,900,000 during 1996. Such expenditures included $7,500,000 expended related to the development of a new customer care/billing system and $4,600,000 related to the development of telephone service in the State of Virginia. The remainder of the capital expenditures, totaling $83,800,000, is principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Alexandria, Virginia and Augusta, Georgia systems; and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Anne Arundel, Maryland; South Prince Georges County, Maryland; and Augusta, Georgia systems. Estimated capital expenditures for 1997 are approximately $105,000,000. Of these capital expenditures, approximately $88,600,000 is for cable extensions, rebuilds and other enhancements in the cable television systems owned by the Company, $12,000,000 is for the development of a customer care/billing system and $4,400,000 is for the development of telephone service in Maryland and Virginia. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's revolving credit facilities, as discussed below.

          Sources of Funds

          The Company's main sources of capital consist of cash generated from operations and borrowings available under the Company's two revolving credit facilities, each of which has maximum available borrowings of $600 million.

          The $600 million JCH Revolving Credit Facility is a reducing revolving credit facility. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity date of December 31, 2004. The balance outstanding on the JCH revolving credit facility at December 31, 1996 was $183,000,000.

          The $600 million JCH II Revolving Credit Facility consists of a $300 million reducing revolving credit facility and a $300 million 364 day revolving credit facility. The reducing revolving credit facility allows for borrowings through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364 day revolving credit facility allows for borrowings through the 364th day subsequent to the closing date of the loan, at which time any outstanding borrowings convert to a term loan payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The balance outstanding on the JCH II Revolving Credit Facility at December 31, 1996 was $160,000,000, this amount was borrowed under the reducing revolving credit facility. See
     Note 7 to Notes to Consolidated Financial Statements for detail concerning these credit facilities.

          The Company, in its capacity as the general partner of its managed partnerships, may from time to time receive distributions upon the sale of cable television systems owned by such partnerships. During 1996, the Company received a distribution of $14,000,000 upon the sale of Cable TV Fund 11-B, Ltd.'s Lancaster, New York cable television system. In addition, The Jones Group, Ltd. may receive brokerage fees upon the sale of the managed partnerships' cable television systems to third parties.
     During 1996, the Company received a brokerage fee of $2,100,000, less expenses of $617,000, upon the sale of Cable TV Fund 11-B, Ltd.'s Lancaster, New York cable television system.

           On August 16, 1996, the Company entered into an agreement with an unaffiliated party to sell the cable television systems serving areas in and around Walnut Valley and Oxnard, both in the state of California, for $104,000,000. The closing of this transaction is subject to a number of conditions including obtaining necessary governmental and other third party consents. Closing is expected to occur in the second quarter of 1997. Proceeds from this sale will be used to repay a portion of the amounts outstanding on the Company's revolving credit facilities.

           As part of the Company's strategy to simplify its corporate structure and concentrate on its core communications business, the Company has sold two of its subsidiaries engaged in non-cable businesses and redeemed a portion of its investment in Jones Global Group, Inc. ("Global Group"). On June 14, 1996, the Company completed the sale of Jones Galactic Radio, Inc., a wholly owned subsidiary ("Galactic Radio"), to Global Group, an affiliated company. The sale price was $17.2 million. The sale price was paid in the form of 984,968 ADSs of Bell Cablemedia plc. On July 31, 1996, the Company sold the assets of Jones Satellite Programming, Inc. ("JSP"), a wholly owned subsidiary, to an unaffiliated party for $2,873,871 in cash. Also, on December 23, 1996, the Company redeemed 225 of its 380 shares of Global Group in exchange for a $8,950,188 note receivable from Global Group. Through February 28, 1997, approximately $6,950,000 of this note had been repaid.

          The Company has an effective registration statement relating to the sale of $600 million of senior debt securities, senior subordinated debt securities, subordinated debt securities and Class A Common Stock. The Company may, from time to time, issue securities not to exceed $600 million pursuant to this registration statement.

          The Company has sufficient sources of capital available, consisting of cash generated from operations and available borrowings from its revolving credit facilities, to fund its committed acquisition requirements and to meet its operational needs.

          RESULTS OF OPERATIONS

          Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
          ---------------------------------------------------------------------

          Revenues

          The Company derives its revenues from four primary sources:
     subscriber service fees from Company-owned cable television systems, management fees from managed partnerships, fees and distributions paid upon the sale of certain cable television properties owned by managed partnerships and revenues from non-cable television subsidiaries. Total revenues for the year ended December 31, 1996 totaled $311,710,000, an increase of $122,872,000, or 65%, over the total of $188,838,000 for the year ended December 31, 1995. This increase reflects the Company's acquisition of the following cable television systems: the Augusta System on October 20, 1995; the Dale City System on November 29, 1995; the Manassas System on January 10, 1996; the South Prince Georges County System on February 29, 1996; the Reston System on February 29, 1996; and the Savannah System on April 12, 1996 (the "Acquired Systems"). Disregarding the effect of the Acquired Systems and the sales of Galactic Radio on June 14, 1996, and the assets of JSP on July 31, 1996, total revenues would have increased $11,080,000, or 8%.

          The Company's subscriber service fees increased $113,276,000, or 84%, to $248,626,000 in 1996 from $135,350,000 in 1995. The acquisition of the
     Acquired Systems accounted for $104,509,000, or 92%, of the increase in subscriber service fees. Disregarding the effect of the Acquired Systems, subscriber service fees would have increased $8,767,000, or 8%. This increase was due primarily to an increase in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company.

          The Company receives management fees generally equal to 5% of the gross operating revenues of its managed limited partnerships. Management fees totaled $19,104,000 in 1996, a decrease of $2,358,000, or 11%, over the total of $21,462,000 reported in 1995. The sale of certain systems owned by managed partnerships during 1995 and 1996 caused this decrease. As the Company liquidates its managed partnerships, management fees will continue to decrease. On a pro forma basis, management fees would have increased $985,000, or 6%. This increase was due to the revenue growth from basic rate adjustments and increases in the subscriber base of the remaining systems owned by managed partnerships.

          In its capacity as the general partner of its managed partnerships, the Company from time to time may receive revenue in the form of distributions upon the sale of certain cable television properties owned by such partnerships. The Company received a distribution of $14,000,000 upon the sale of Cable TV Fund 11-B, Ltd.'s Lancaster, New York System in April 1996. No such revenue was recognized during 1995. In addition, The Jones Group, Ltd., a wholly owned subsidiary of the Company, may earn brokerage fees upon the sale of certain managed cable television systems to third parties. A brokerage fee of $2,100,000, less expenses of $617,000, was earned upon the sale of Cable TV Fund 11-B, Ltd.'s Lancaster, New York System in April 1996. No such fees were recognized during 1995.

          The Company operates Jones Futurex, Inc. ("Futurex"), a manufacturer of various electronic components. In addition, the Company owned and operated Galactic Radio, until its sale on June 14, 1996 and JSP, a distributor of satellite programming to satellite dish owners, until the sale of its assets on July 31, 1996. Non-cable revenues totaled $28,497,000 in 1996, a decrease of $3,529,000, or 11%, over the $32,025,000 recognized in 1995. This decrease was primarily due to the sales of Galactic Radio and JSP.

          Costs and Expenses

          Operating, general and administrative expenses consist primarily of costs associated with the operation and administration of Company-owned cable television systems, the administration of managed partnerships and the operation and administration of the non-cable television entities. The Company is reimbursed by its managed partnerships for costs associated with the administration of the partnerships. The principal administrative cost components are salaries paid to corporate and system personnel, programming expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

          Cable operating expenses increased $53,891,000, or 69%, to $131,529,000 in 1996 from $77,638,000 in 1995. The acquisition of the
     Acquired Systems accounted for $49,396,000, or 92%, of this increase. Disregarding the effect of the Acquired Systems, cable operating expenses would have increased $5,095,000, or 8%, for 1996 compared to 1995. This increase was due primarily to increases in basic and tier programming costs.

          Cable general and administrative expenses increased $8,302,000, or 100%, to $16,586,000 in 1996 from $8,284,000 in 1995. This increase was due to the effect of the Acquired Systems. As the Company acquires cable television systems for its own account and sells cable television systems owned by managed partnerships, and thereby transitions from a management company to an operating company, the Company's proportionate percentage of total general and administrative expenses will increase. Disregarding the effect of the Acquired Systems, cable general and administrative expenses would have decreased $682,000, or 8%, for 1996. This decrease was due to effective cost controls relating to general and administrative expenses.

          Non-cable operating, general and administrative expenses decreased $3,972,000, or 12%, to $28,410,000 in 1996 from $32,382,000 in 1995. This decrease was primarily due to the sales of Galactic Radio and JSP during 1996.

          Depreciation and amortization expense increased $75,381,000, or 135%, to $131,186,000 in 1996 from $55,805,000 in 1996. Depreciation and amortization relating to the Acquired Systems as well as the accelerated depreciation of certain cable plant being rebuilt in Company-owned cable television systems were primarily responsible for this increase.

          Operating Income

          Operating income decreased $10,730,000, or 73%, to $3,999,000 in 1996 from $14,729,000 in 1995. This decrease was due primarily to the increase in depreciation and amortization expense.

          The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. The value of a cable television company is often determined using multiples of cable television system cash flow.
     This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $64,651,000, or 92%, to $135,185,000 in 1996 from
     $70,534,000 in 1995. The Acquired Systems and the distribution and brokerage fee relating to the sale of Cable TV Fund 11-B, Ltd.'s Lancaster, New York System were primarily responsible for this increase. Disregarding the effect of the Acquired Systems and the Company's receipt of the distribution and brokerage fee, operating income before depreciation and amortization would have increased $6,507,000, or 12%.

          Other Income (Expense)

          Interest expense increased $18,230,000, or 37%, to $67,782,000 in 1996 from $49,552,000 in 1995. This increase was due to higher outstanding balances on the Company's revolving credit facilities because borrowings were used to purchase the Acquired Systems.

          Interest income decreased $10,625,000, or 74%, to $3,758,000 in 1996 from $14,383,000 in 1995. This decrease was due to a reduction in cash and cash equivalents. Such cash and cash equivalents were used to purchase the Acquired Systems.

          Equity in losses of affiliated entities increased $3,415,000 to $3,473,000 in 1996 from $58,000 in 1995. This increase was due primarily to an increase in the recognition of losses of Jones Customer Service Management, L.L.C., an affiliate that is developing a subscriber billing and management system.

          The Company recognized gains on the sales of assets of $5,262,000 during 1996. Such gains resulted from the sale of JSP's assets and the Company's sale of certain marketable securities of an unaffiliated company. No such gain was recognized during 1995.

          Net loss increased $40,944,000, or 189%, to $62,660,000 in 1996 from
     $21,716,000 in 1995. This increase was due primarily to the increase in depreciation and amortization expense related to the Acquired Systems.

          The Company anticipates the continued recognition of operating income prior to depreciation and amortization charges, but net losses resulting from depreciation, amortization and interest expenses are expected to continue in the future. To the extent the Company recognizes distributions from its managed partnerships and/or gains on the sale of assets in the future, such losses may be reduced or eliminated; however, there is no assurance as to the timing or recognition of these distributions or sales.

          Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
          ---------------------------------------------------------------------

          Revenues

          Total revenues for the year ended December 31, 1995 totaled $188,838,000, an increase of $56,949,000, or 43%, over the total of
     $131,889,000 for the year ended December 31, 1994. This increase reflected the Company's acquisition of the assets of Jones Spacelink, Ltd. ("Spacelink") on December 20, 1994, the purchase of the Augusta System on October 20, 1995, the purchase of the Dale City System on November 29, 1995 and were offset, in part, by the sale of the Company's Gaston County, North Carolina cable television system (the "Gaston System") on July 22, 1994 (the "Purchase and Sale Transactions"). Disregarding the effect of the Purchase and Sale Transactions, total revenues would have increased $10,898,000, or 9%.

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

          Management fees totaled $21,462,000 for 1995, an increase of $3,510,000, or 20%, over the total of $17,952,000 reported in 1994. The growth of management fee revenue was the result of the acquisition of Spacelink's assets, which included general partner interests in a number of managed partnerships, as well as increases in operating revenues of the Company's managed partnerships. Partnership revenues increased as a result of increases in basic subscribers, increases in advertising sales revenue and basic service rate adjustments. Disregarding the effect of the Spacelink transaction, management fees increased approximately 10%.

          No distribution or brokerage fee revenues were recognized during the years ended December 31, 1995 or 1994. The general partner distribution received by the Company as a result of the sale of the Augusta System by Cable TV Fund 12-B, Ltd. in October 1995 was recorded as a reduction in the cost basis of the assets of the Augusta System due to the Company's continuing interest in the Augusta System.

          Non-cable revenue totaled $32,026,000 in 1995, an increase of $21,424,000, or 202%, over the $10,602,000 recorded in 1994. The acquisitions of Futurex and Galactic Radio accounted for 79% of this increase. The remainder of this increase was due to an increase in the revenue of JSP.

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

          Cable general and administrative expense increased $164,000, or 2%, to $8,284,000 in 1995 from $8,120,000 in 1994. Disregarding the effect of the Purchase and Sale Transactions, cable general and administrative expenses decreased $718,000, or 9%. This decrease was due primarily to the fact that the Company paid no transponder fees to Jones Earth Segment, Inc. in 1995. The remainder of the decrease was due to effective cost controls related to general and administrative expense.

          Non-cable operating, general and administrative expense increased $20,572,000, or 174%, to $32,382,000 in 1995 from $11,810,000 in 1994. The acquisitions of Futurex and Galactic Radio accounted for this increase.

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

     1995 which was offset, in part, by a decrease in interest expense on the Company's revolving credit facility due to lower outstanding balances.

          Interest income increased $8,497,000, or 144%, to $14,383,000 in 1995 from $5,886,000 in 1994. This increase was due to the increase in the Company's cash on hand during the year, prior to the acquisition of the Augusta System and the Dale City System, from the Bell Canada International Inc. investment in December 1994 and the sale of $200 million of Senior Notes in March 1995.

          In 1995, the Company recorded net equity in the losses of affiliates totaling $58,000 compared to $3,707,000 in 1994. The Company recognized equity in the losses of its managed partnerships, Mind Extension University, IDS/Jones Joint Venture Partners and Jones Customer Service Management, L.L.C. Such losses were offset, in part, by equity in the net income of Jones Intercable Investors, L.P. and Jones Global Group, Inc. ("JGG"). JGG, an affiliate, recognized gains on the sale of certain of JGG's Bell Cablemedia ADSs.

          The Company recorded a gain of $15,496,000 in July 1994 on the sale of its Gaston System. No similar gain was recognized during 1995.

          The Company recognized a loss of $692,000 in 1995 related to the redemption of its 7.5% Convertible Subordinated Debentures. No similar loss was recognized in 1994.

          Net loss increased $13,025,000, or 150%, to $21,716,000 in 1995 from
     $8,691,000 in 1994. This increase was primarily due to the fact that the Company recognized no gain on the sale of assets in 1995 compared to the $15,496,000 gain recognized in 1994 on the sale of the Gaston System.

          Item 8.  Financial Statements and Supplementary Data
                   -------------------------------------------


                         INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----


     Report of Independent Public Accountants                               39

     Consolidated Balance Sheets                                            40

     Consolidated Statements of Operations                                  42

     Consolidated Statements of Shareholders' Investment                    43

     Consolidated Statements of Cash Flows                                  44

     Notes to Consolidated Financial Statements                             45

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO JONES INTERCABLE, INC.:


     We have audited the accompanying consolidated balance sheets of JONES INTERCABLE, INC. (a Colorado corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Intercable, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Denver, Colorado
February 14, 1997                                 ARTHUR ANDERSEN LLP

CONSOLIDATED
BALANCE SHEETS                                            Jones Intercable, Inc.
As of December 31, 1996 and 1995                                and Subsidiaries
--------------------------------------------------------------------------------

ASSETS                                            1996             1995
                                               (Stated in Thousands)
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS                     $    1,671       $    2,314

RESTRICTED CASH                                    1,016            6,357

RECEIVABLES:
 Trade receivables, net of allowance for
  doubtful accounts of $1,483,000 in 1996
  and $1,056,000 in 1995                          16,327           19,332
 Affiliated entities                               3,996           14,311
 Other                                               962            2,442

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost          569,148          475,436
  Less - Accumulated depreciation               (184,738)        (171,948)
                                               ---------        ---------
                                                 384,410          303,488
 Franchise costs and other intangible assets,
  net of accumulated amortization of
  $219,783,000 in 1996 and $171,497,000
  in 1995                                        492,219          309,813

 Investments in affiliates and domestic cable
  television partnerships                         31,483           45,745
 Investment in Bell Cablemedia plc               111,767           99,613
                                               ---------        ---------
TOTAL INVESTMENT IN CABLE TELEVISION
 PROPERTIES                                    1,019,879          758,659
                                               ---------        ---------

DEFERRED TAX ASSET, net of valuation
 allowance of $53,006,000 in 1996 and
 $70,748,000 in 1995                               3,862            3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS       86,416           53,222
                                               ---------        ---------

TOTAL ASSETS                                  $1,134,129       $  860,499
                                               =========        =========






          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED
BALANCE SHEETS                                            Jones Intercable, Inc.
As of December 31, 1996 and 1995                                and Subsidiaries
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT               1996             1995
                                                       (Stated in Thousands)
--------------------------------------------------------------------------------
LIABILITIES:
 Accounts payable and accrued liabilities         $    89,563     $    69,411
 Subscriber prepayments and deposits                    3,112           5,579
 Subordinated debentures and other debt               463,147         462,714
 Credit facilities                                    343,000          30,000
                                                   ----------      ----------


TOTAL LIABILITIES                                     898,822         567,704
                                                   ----------      ----------

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 11)

SHAREHOLDERS' INVESTMENT:
 Class A Common Stock, $.01 par value, 60,000,000
  shares authorized; 26,264,523 and 26,212,055
  shares issued at December 31, 1996 and 1995,
  respectively                                            263             262
 Common Stock, $.01 par value, 5,550,000 shares
  authorized; 5,113,021 shares issued at
  December 31, 1996 and 1995                               51              51
 Additional paid-in capital                           395,278         394,875
 Unrealized holding gain on marketable securities      47,272          42,504
 Accumulated deficit                                 (207,557)       (144,897)
                                                   ----------      ----------

TOTAL SHAREHOLDERS' INVESTMENT                        235,307         292,795
                                                   ----------      ----------


TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT    $ 1,134,129     $   860,499
                                                   ==========      ==========





          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS                     Jones Intercable, Inc.
For the years ended December 31, 1996, 1995 and 1994            and Subsidiaries
--------------------------------------------------------------------------------

                                            1996          1995           1994
                                           (In Thousands Except Per Share Data)
--------------------------------------------------------------------------------

REVENUES FROM OPERATIONS:
Cable Television Revenue
 Subscriber service fees                 $   248,626  $   135,350  $   103,335
 Management fees                              19,104       21,462       17,952
 Distributions and Brokerage Fees             15,483           -            -
Non-cable Revenue                             28,497       32,026       10,602
                                          ----------   ----------   ----------
TOTAL REVENUES                               311,710      188,838      131,889

COSTS AND EXPENSES:
Cable Television Expenses
 Operating expenses                          131,529       77,638       55,196
 General and administrative expenses
  (including approximately $4,309,000,
  $2,717,000 and $2,994,000 of related
  party expenses during the years ended
  December 31, 1996, 1995 and 1994,
  respectively)                               16,586        8,284        8,120
Non-cable operating, general and
 administrative                               28,410       32,382       11,810
Depreciation and amortization                131,186       55,805       45,585
                                          ----------   ----------   ----------
OPERATING INCOME                               3,999       14,729       11,178

OTHER INCOME (EXPENSE):
Interest expense                             (67,782)     (49,552)     (36,883)
Interest income                                3,758       14,383        5,886
Equity in losses of affiliated entities       (3,473)         (58)      (3,707)
Gain on sale of assets                         5,262           -        15,496
Other, net                                    (4,424)        (526)        (661)
                                          ----------   ----------   ----------

LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                          (62,660)     (21,024)      (8,691)
Income tax provision                              -            -            -
                                          ----------   ----------   ----------

LOSS BEFORE EXTRAORDINARY ITEM               (62,660)     (21,024)      (8,691)

EXTRAORDINARY ITEM:
Loss on early extinguishment of debt,
 net of related income taxes                      -          (692)          -
                                          ----------   ----------   ----------

NET LOSS                                 $   (62,660) $   (21,716) $    (8,691)
                                          ==========   ==========   ==========

PRIMARY LOSS PER SHARE:
Loss before extraordinary item           $     (2.00) $      (.67) $      (.45)
Extraordinary item                                 -         (.02)           -
                                          ----------   ----------   ----------

                                         $     (2.00) $      (.69) $      (.45)
                                          ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF CLASS A
 COMMON AND COMMON SHARES OUTSTANDING         31,372       31,270       19,517
                                          ==========   ==========   ==========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' INVESTMENT                                  Jones Intercable, Inc.
For the years ended December 31, 1994, 1995 and 1996            and Subsidiaries
--------------------------------------------------------------------------------

                                                                                                     Unrealized
                                                                                                      Holding
                                  Class A Common Stock            Common Stock         Additional     Gain on
                                  --------------------        --------------------      Paid-In      Marketable    Accumulated
                                  Shares        Amount        Shares        Amount      Capital      Securities      Deficit
                                                                      (Stated in Thousands)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES, December 31, 1993       12,275    $      122         4,913    $       49    $  119,997                   $ (102,665)

Proceeds from stock options
 exercised                            42             1           200             2         1,460             -             -

Sale of Class A Common
 Stock                             9,914            99            -             -        256,194             -             -

Class A Stock Option Grants           -             -             -             -            261             -             -

Purchase of Company Stock
 from Jones Spacelink, Ltd.        3,900            39            -             -         16,241             -        (11,825)

Net loss                              -             -             -             -             -             -          (8,691)
                                --------      --------      --------      --------      --------      --------       --------

BALANCES, December 31, 1994       26,131           261         5,113            51       394,153            -        (123,181)


Proceeds from stock options
 exercised                            81             1            -             -            461            -              -

Class A Stock Option Grants           -             -             -             -            261            -              -

Unrealized holding gain on            -             -             -             -             -         42,504
 marketable securities

Net loss                              -             -             -             -             -             -         (21,716)
                                --------      --------      --------      --------      --------      --------       --------


BALANCES, December 31, 1995       26,212           262         5,113            51       394,875        42,504       (144,897)

Proceeds from stock options
 exercised                            52             1            -             -            142            -              -

Class A Common Stock Grants           -             -             -             -            261            -              -

Unrealized holding gain on
 marketable securities                -             -             -             -             -          4,768             -

Net loss                              -             -             -             -             -             -         (62,660)
                                --------      --------      --------      --------      --------      --------       --------

BALANCES, December 31, 1996       26,264    $      263         5,113    $       51    $  395,278    $   47,272     $ (207,557)
                                ========      ========      ========      ========      ========      ========       ========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF
CASH FLOWS                                               Jones Intercable, Inc.
For the years ended December 31, 1996, 1995 and 1994           and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------
                                                                                       1996              1995          1994
                                                                                               (Stated in Thousands)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $   (62,660)      $   (21,716)  $    (8,691)
Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Extraordinary loss on early extinguishment
        of debentures, net of related income taxes                                          -               692             -
      Class A Common Stock option expense                                                 261               261           261
      Gain on sale of assets                                                           (5,262)                -       (15,496)
      Depreciation and amortization                                                   131,186            55,805        45,585
      Equity in losses of affiliated entities                                           3,473                58         3,707
      Decrease (Increase) in restricted cash                                            5,341            (8,574)       (1,196)
      Decrease (Increase) trade receivables                                             1,418            (7,549)       (2,193)
      Increase in other receivables, deposits,
        prepaid expenses and other assets                                             (18,529)          (14,526)         (827)
      Increase in accounts payable, accrued
        liabilities and subscriber prepayments and
         deposits                                                                      17,672            19,040         7,597
                                                                                    ---------         ---------     ---------
  Net cash provided by operating activities                                            72,900            23,491        28,747
                                                                                    ---------         ---------     ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television systems                                               (298,929)         (253,724)            -
  Deposit on cable television systems                                                 (12,000)                -             -
  Sale of assets                                                                        5,262                 -        35,587
  Purchase of cable property and equipment                                            (83,805)          (63,216)      (28,801)
  Purchase of telephony property and equipment                                         (4,573)                -             -
  Investment in customer care/billing system                                           (7,522)                -             -
  Investment in cable television partnerships and affiliates                                -            (4,200)      (34,846)
  Acquisition Costs                                                                         -                 -        (5,438)
  Other, net                                                                            4,133              (304)          997
                                                                                    ---------         ---------     ---------
  Net cash used in investing activities                                              (397,434)         (321,444)      (32,501)
                                                                                    ---------         ---------     ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                            506,000            30,000        84,000
  Repayment of debt                                                                  (193,000)                -      (251,000)
  BCI Investment                                                                            -                 -       258,893
  Equity acquisition fees                                                                   -                 -        (2,600)
  Proceeds from Senior Note Offering                                                        -           200,000             -
  Senior Note offering costs                                                                -            (3,500)            -
  Proceeds from issuance of Class A Common
    Stock and Class A Common Stock options                                                143               462         1,463
  Decrease (increase) in accounts receivable from affiliated entities                  10,315            13,712        (9,680)
  Redemption of debentures                                                                  -           (19,368)            -
  Other, net                                                                              433               315           670
                                                                                    ---------         ---------     ---------
  Net cash provided by financing activities                                           323,891           221,621        81,746
                                                                                    ---------         ---------     ---------

  Increase (decrease) In Cash and Cash Equivalents                                       (643)          (76,332)       77,992

  Cash and Cash Equivalents, beginning of year                                          2,314            78,646           654
                                                                                    ---------         ---------     ---------

  Cash and Cash Equivalents, end of year                                          $     1,671       $     2,314   $    78,646
                                                                                    =========         =========     =========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1995 and 1994


     1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization

          Jones Intercable, Inc. was formed in 1970 to own, operate and manage cable television systems. Jones Intercable, Inc. and its subsidiaries are referred to herein as the "Company." As of December 31, 1996, through a total of 47 owned and managed cable television systems, the Company served approximately 1.45 million subscribers in the United States. The majority of the Company's 14 cable television systems are owned by two of the Company's subsidiaries. Jones Cable Holdings, Inc. ("JCH") owns and operates the cable television systems serving areas in and around Alexandria, Virginia; Dale City, Virginia; Manassas, Virginia; Reston, Virginia; Anne Arundel County, Maryland; Charles County, Maryland; Prince Georges County, Maryland; and Jefferson County, Colorado. Jones Cable Holdings II, Inc. ("JCH II") owns and operates the cable television systems serving areas in and around Augusta, Georgia; Savannah, Georgia; and Pima County, Arizona. The Company directly owns the cable television systems serving areas in and around Oxnard, California; Walnut Valley, California; and Panama City Beach, Florida. In addition, the Company manages 33 cable television systems for its 23 managed partnerships.

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

          Bell Canada International Inc. ("BCI") has acquired an approximate 32% economic interest in the Company through the purchase of approximately 38% of the Class A Common Stock of the Company. BCI is a wholly owned subsidiary of BCE Inc., Canada's largest telecommunications company. BCI also has a contractual commitment to invest up to an additional $141,100,000 to maintain a minimum 30% interest in the event the Company offers additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the $141,100,000 commitment.

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

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1995 and 1994

          Effective Registration Statement

          The Company has an effective registration statement relating to the sale of $600 million of senior debt securities, senior subordinated debt securities, subordinated debt securities and Class A Common Stock. The Company, from time to time, may issue securities not to exceed $600 million pursuant to this registration statement.

          Summary of Significant Accounting Policies

          Basis of Presentation

          The Company changed its fiscal year end from May 31 to December 31, effective December 31, 1995. Accordingly, the accompanying financial statements present the Company's financial position as of December 31, 1996 and 1995 and its results of operations, changes in shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996.

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

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investments in affiliates and domestic cable television partnerships (Note 4) are carried at cost plus equity in profits and losses. All significant intercompany transactions have been eliminated in consolidation.

          Statements of Cash Flows

          The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Income taxes and interest paid during the periods presented are as follows:

                                                 December 31,
                                   -------------------------------------
                                     1996           1995          1994
                                   -------------------------------------
          (Stated in Thousands)
          Income taxes             $    -         $       -   $    -
                                    =======        =======     =======
          Interest                  $67,441  $      43,079    $ 36,904
                                    =======        =======     =======

          Non-cash transactions:

          As described in Note 4, on December 23, 1996, the Company redeemed 225 shares of Jones Global Group, Inc. ("Global Group") in exchange for a $8,950,188 note receivable. As described in Note 2, on June 14, 1996, the Company sold Jones Galactic Radio, Inc. ("Galactic Radio") to Global Group. The sales price of $17.2 million was paid in the form of 984,968 American Depositary Shares ("ADSs")

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1995 and 1994

     of Bell Cablemedia plc. ("Bell Cablemedia"). As described in Note 4, on April 11, 1995, the Company converted its $20,000,000 in advances to Mind Extension University, Inc. ("ME/U"), an affiliate of the Company and a subsidiary of Jones Education Company ("JEC"), into Class A Common Shares of JEC. As described above, on December 20, 1994, the Company acquired substantially all of the assets of Spacelink and assumed all of the liabilities of Spacelink in exchange for 3,900,000 shares of the Company's Class A Common Stock. In July and October, 1994, the Company and certain of its wholly owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom and Spain to Bell Cablemedia in exchange for 6,225,796 ADSs of Bell Cablemedia. During 1996, 1995 and 1994, the Company recorded $261,000, $261,000 and $261,000, respectively of Additional Paid-in Capital related to Class A Common Stock option grants as discussed in Note 9.

          Restricted Cash

          Restricted cash consists of cash pledged to a commercial bank for letters of credit.

          Property, Plant and Equipment

          Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated service lives:

               Distribution systems including capitalized
                 interest and operating expenses            Primarily 15 years
               Buildings                                    10-20 years
               Equipment and tools                          3-5 years
               Premium service equipment                    5 years
               Earth receive stations                       5-15 years
               Vehicles                                     3-4 years
               Other property, plant and equipment          3-5 years

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

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1995 and 1994

          Investment in Certain Marketable Securities

          The 7,210,764 ADSs of Bell Cablemedia held by the Company are considered available for sale per Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") because of an effective registration statement available to the Company. In accordance with SFAS No. 115, the ADSs are reflected at their quoted fair market value with the unrealized holding gain reflected as a separate component of shareholders' investment.

          Deferred Financing Costs

          Costs incurred in connection with the issuance of debentures and the execution of revolving credit agreements are deferred and amortized using the effective interest method over the life of such issues and agreements.

          Distributions from Managed Partnerships

          Distributions earned by the Company as general partner of its managed partnerships from cable television properties sold by such partnerships to unaffiliated parties are recorded as revenues when received. Distributions earned by the Company as general partner of its managed partnerships from cable television properties sold by such partnerships to the Company are treated as a reduction of the purchase price of the cable television systems. Distributions earned by the Company as general partner of its managed partnerships from cable television properties sold by such partnerships to entities in which the Company has a continuing equity interest are deferred and recognized as revenue in future periods.

          Earnings Per Share of Class A Common Stock and Common Stock

          Net loss per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents were not significant to the computation of primary earnings per share.

          Treasury Stock

          Shares held in treasury have been retired and classified as authorized but unissued shares in accordance with the Colorado Business Corporation Act.

          Reclassification

          Certain prior year amounts have been reclassified to conform to the 1996 presentation.

     2.   ACQUISITIONS, EXCHANGES AND SALES

          Acquisitions by the Company
          ---------------------------

               On April 11, 1996, the Company purchased from Jones Spacelink Income/Growth Fund 1-A, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving the areas in and around Lake Geneva, Wisconsin (the "Lake Geneva System"). The purchase price was

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years ended December 31, 1996, 1995 and 1994

     $6,345,667, which was the average of three separate independent appraisals of the fair market value of the Lake Geneva System. The purchase of the Lake Geneva System was funded by available borrowings under JCH's revolving credit facility.

           On April 11, 1996, the Company purchased from Jones Spacelink Income/Growth Fund 1-A, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving the areas in and around Ripon, Wisconsin (the "Ripon System"). The purchase price was $3,712,667, which was the average of three separate independent appraisals of the fair market value of the Ripon System. The purchase of the Ripon System was funded by available borrowings under JCH's revolving credit facility.

           On April 11, 1996, the Company purchased from Jones Spacelink Income Partners 87-1, L.P., a Colorado limited partnership managed by the Company, the cable television systems serving the communities of Lodi, Burbank, Lafayette Township, New London, Bailey Lakes, Savannah, Shreve, Jeromesville, West Lafayette, Loudonville, Perrysville, Creston, Gloria Glens, Sterling, Seville, Westfield Center, Chippewa, Lake Area, Rittman, West Salem, Bloomville, Spencer, Polk and Congress, all in the State of Ohio (the "Lodi System"). The purchase price was $25,706,000, which was the average of three separate independent appraisals of the fair market value of the Lodi System. The purchase of the Lodi System was funded by available borrowings under JCH's revolving credit facility.

           On February 28, 1996, the Company purchased from IDS/Jones Growth Partners 87-A, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The purchase price was $44,235,333, which was the average of three separate independent appraisals of the fair market value of the Carmel System. The purchase of the Carmel System was funded by borrowings available under JCH's revolving credit facility.

           On February 28, 1996, the Company purchased from Jones Cable Income Fund 1-B, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The purchase price was $18,347,667, which was the average of three separate independent appraisals of the fair market value of the Orangeburg System. The purchase of the Orangeburg System was funded by borrowings available under JCH's revolving credit facility.

           On February 28, 1996, the Company purchased from Cable TV Fund 12-BCD Venture (the "Venture"), a joint venture of three of the Company's managed limited partnerships, the cable television system serving areas in and around Tampa, Florida (the "Tampa System"). The purchase price was $110,395,667, which was the average of three separate independent appraisals of the fair market value of the Tampa System. The purchase of the Tampa System was funded by borrowings available under JCH's revolving credit facility.

           On January 10, 1996, the Company purchased the cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in the State of Virginia (the "Manassas System") from an unaffiliated party. The purchase price of the Manassas System was $71,100,000. The purchase was funded by borrowings available under JCH's revolving credit facility. The Company paid Jones Financial Group, Ltd. ("Financial Group"), a subsidiary of International, a fee of $896,000 upon closing of this transaction for acting as the Company's financial

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years ended December 31, 1996, 1995 and 1994


     advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

          On November 29, 1995, the Company purchased the cable television system serving Dale City, Lake Ridge, Woodbridge, Fort Bevoir, Triangle, Dumfries, Quantico, Accoquan and portions of Prince William County, all in the state of Virginia (the "Dale City System") from an unaffiliated party. The purchase price was $123,000,000. The purchase was funded by cash on hand and borrowings available under JCH's credit facility. The Company paid Financial Group a fee of $1,328,400 for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated brokers.

          On October 20, 1995, the Company purchased the cable television system serving areas in and around Augusta, Georgia (the "Augusta System") from Cable TV Fund 12-B, Ltd. ("Fund 12-B"), a Colorado limited partnership managed by the Company. The purchase price was $142,618,000. The purchase price was determined by averaging three separate independent appraisals of the fair market value of the Augusta System. The Company, as general partner of Fund 12-B, received a $13,222,000 distribution from Fund 12-B upon the closing of this transaction. Such distribution reduced the Company's cost basis in the assets of the Augusta System. Funding for this transaction was provided by cash on hand.

          Exchanges
          ---------

          On April 12, 1996, the Company, pursuant to an asset exchange agreement (the "Time Warner Exchange Agreement") with Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television operator, conveyed to Time Warner the cable television systems serving Hilo, Hawaii (the "Hilo System") and Kenosha, Wisconsin (the "Kenosha System") as well as the Lodi System, the Ripon System, the Lake Geneva System and cash in the amount of $11,735,667. In return, the Company received from Time Warner the cable television systems serving the communities in and around Savannah, Georgia (the "Savannah System"). This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the Savannah System was recorded at the historical cost of the assets given up plus the $11,735,667 cash consideration, which was funded by borrowings available under JCH's revolving credit facility. The Company paid Financial Group a $1,286,000 fee upon the completion of this transaction compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

          On February 29, 1996, the Company, pursuant to an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator, conveyed to TWEAN the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000. In return, the Company received from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince Georges County, all in Maryland (the "South Prince Georges County System"), and portions of Fairfax County, Virginia (the "Reston System"). This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the South Prince Georges County System and the Reston System were recorded at the historical cost of the assets given up plus the $3,500,000 cash consideration, which was funded by borrowings available under JCH's

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 1996, 1995 and 1994

     revolving credit facility. The Company paid Financial Group a $1,668,000 fee upon the completion of this transaction as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

          Acquisition by the Company subsequent to December 31, 1996
          ----------------------------------------------------------

          On January 31, 1997, the Company, pursuant to an agreement with Maryland Cable Partners, L.P., an unaffiliated party, purchased the cable television system serving the communities of Berwyn Heights, Bladensburg, Bowie, Brentwood, Cheverly, College Park, Colmar Manor, Cottage City, Edmonston, Glenarden, Greenbelt, Hyattsville, Landover Hills, Laurel, Mt. Rainer, New Carrollton, North Brentwood, Riverdale, Takoma Park, University Park and portions of Prince Georges County, all in the State of Maryland (the "North Prince Georges County System"). The purchase price was $231,367,000. The purchase of the North Prince Georges County System was funded by borrowings under JCH's revolving credit facility. The Company paid Financial Group a fee of $2,115,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The North Prince Georges County System is contiguous to the Company's South Prince Georges County System. The acquisition of the North Prince Georges County System allows the Company to serve all 160,000 subscribers in Prince Georges County and brings the Company's owned and managed subscriber count in the Washington, D.C. area to approximately 400,000 subscribers.

          Sales
          -----

          On June 14, 1996, the Company completed the sale of Galactic Radio to Global Group for $17.2 million. Global Group subsequently sold Galactic Radio to another affiliate of International. The Company's Board of Directors requested and received a fairness opinion related to this sale from an unaffiliated investment banking firm. The sales price was paid in the form of 984,968 ADSs of Bell Cablemedia. The number of ADSs represents the purchase price of $17.2 million divided by the 30-day average closing price of an ADS for the 30-day period immediately preceding the closing date. As a result of this transaction, the Company now directly owns 7,210,764 ADSs of Bell Cablemedia. Due to the related party nature of this transaction, no gain is reflected in the accompanying financial statements.

          On July 31, 1996, the Company sold the assets of Jones Satellite Programming, Inc. ("JSP"), a wholly owned subsidiary, to an unaffiliated party for $2,873,871. The Company recorded a gain of approximately $2,873,000 upon the closing of this sale. JSP provided satellite programming to satellite dish owners.

          The pro forma effect of the above-described acquisitions and exchanges of cable television properties and the sales of non-strategic subsidiaries on the Company's results of operations for the years ended December 31, 1996 and 1995 are presented in the following unaudited tabulation:

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years ended December 31, 1996, 1995 and 1994


                                  For the year ended December 31, 1996:
                         -------------------------------------------------------

                                                    Acquisitions/
                                  As Reported         Exchanges           Sales            Pro Forma
                                  ------------      --------------      ----------         ---------

           Revenues              $    311,710     $     63,109        $     (8,962)      $    365,857
                                   ==========       ==========          ==========         ==========

           Operating Income      $      3,999     $     (1,449)       $        455       $      3,005
                                   ==========       ==========          ==========         ==========

           Net Loss              $    (62,660)    $    (20,075)       $        455       $    (82,280)
                                   ==========       ==========          ==========         ==========

           Loss Per Share        $     (2.00)                                            $      (2.62)
                                   ==========                                              ===========


                                      For the year ended December 31, 1995:
                                  ----------------------------------------------

                                                    Acquisitions/
                                  As Reported         Exchanges           Sales            Pro Forma
                                  ------------      --------------      ----------         ---------

           Revenues              $    188,838     $    152,884        $    (17,814)      $    323,908
                                   ==========       ==========          ==========         ==========

           Operating Income      $     14,729     $    (14,458)       $      1,092       $      1,363
                                   ==========       ==========          ==========         ==========

           Net Loss              $    (21,716)    $    (63,178)       $      1,092       $    (83,802)
                                   ==========       ==========          ==========         ==========

           Loss Per Share        $     ( .69)                                            $      (2.68)
                                   ==========                                              ===========

           Proposed Acquisitions by the Company
           ------------------------------------

           In September 1995, the Company entered into an asset purchase agreement to purchase from Cable TV Joint Fund 11 (the "Venture"), a venture comprised of four managed partnerships, the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System"). Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, the Company and the Venture amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. Under the terms of the asset purchase agreement, as amended, the purchase price for the Manitowoc System will be $16,122,333, subject to closing adjustments. The closing of the purchase of the Manitowoc System is subject to the approval of the limited partners of each of the managed partnerships that comprise the Venture. The Company anticipates that it will receive from the four managed partnerships that comprise the Venture, general partner distributions totaling approximately $4,518,000 upon the closing of the sale of the Manitowoc System. The closing is expected to occur during the second quarter of 1997.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years ended December 31, 1996, 1995 and 1994


           In February 1997, the Board of Directors of the Company approved the acquisition, by JCH II from Jones Intercable Investors, L.P. (the "Partnership"), a Colorado limited partnership managed by the Company, of the cable television systems serving communities in and around Independence, Missouri (the "Independence Systems") for a purchase price of $171,213,667, which represents the average of three independent appraisals of the fair market value of the Independence System. The Company anticipates that it will receive a limited partner distribution totaling approximately $25,700,000 from the sale by the Partnership of the Independence System because of the Company's equity interest in the Partnership. The closing of the purchase of the Independence System is subject to the consents of governmental authority and other third parties and is expected to occur in the second half of 1997. The Partnership will pay The Jones Group, Ltd. a $4,280,000 brokerage fee in connection with this transaction.

           Proposed Exchange by the Company
           --------------------------------

           On October 25, 1996, the Company entered into an asset exchange agreement with United CATV, Inc., an unaffiliated party that is an affiliate of Tele-Communications, Inc. Pursuant to the exchange agreement, the Company will convey to United CATV, Inc. the cable television systems serving areas in and around Evergreen, Idaho Springs and Jefferson County, all in the State of Colorado, in exchange for the cable television system serving areas in and around Annapolis, Southern Anne Arundel County and the Naval Academy, all in the State of Maryland (the "Annapolis System"), and cash in the amount of $2,500,000, subject to normal closing adjustments. The Company will pay Financial Group a $675,000 fee upon completion of this exchange as compensation to it for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. This transaction is expected to be completed in the first half of 1997.

           Proposed Sale by the Company
           ----------------------------

           On August 16, 1996, the Company entered into an agreement with an unaffiliated party to sell the cable television systems serving areas in and around Walnut Valley and Oxnard, both in the State of California, for $104,000,000. The closing of this transaction is subject to a number of conditions including obtaining necessary governmental and other third party consents. This transaction is expected to close in the second quarter of 1997. The Company will pay Financial Group a $1,567,000 fee upon completion of this sale for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

           Sale by Managed Partnership
           ---------------------------

           On April 1, 1996, Cable TV Fund 11-B, Ltd. ("Fund 11-B"), one of the Company's managed partnerships, sold the cable television system serving areas in and around Lancaster, New York to an unaffiliated third party for $84,000,000. Upon closing, Fund 11-B repaid its indebtedness, a sales tax liability and a $2,100,000 brokerage fee, less expenses of $617,000, to The Jones Group, Ltd., a wholly owned subsidiary of the Company. The remaining proceeds were distributed to Fund 11-B's partners. The Company, as general partner of Fund 11-B, received a distribution of $14,000,000 related to this transaction. Funds received in payment of the brokerage fee and the general partner distribution were used to reduce amounts outstanding on JCH's revolving credit facility.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years ended December 31, 1996, 1995 and 1994


     3.   TRANSACTIONS WITH RELATED PARTIES

          The Company and the managed partnerships for which the Company is general partner (see Note 5) have had, and will continue to have, certain transactions with International and its other subsidiaries. Principal recurring transactions are as follows:

          Costs Shared by the Company and Managed Partnerships

          Jones Interactive, Inc. ("Jones Interactive"), a wholly owned subsidiary of International, provides information management and data processing services for operating companies affiliated with International. Charges to the various operating companies are based on usage of computer time by each entity. Amounts charged to the Company and its managed partnerships for the years ended December 31, 1996, 1995 and 1994 totaled $5,784,000, $6,439,000 and $5,361,000, respectively.

          The Company is party to a lease with Jones Properties, Inc., a wholly owned subsidiary of International, under which the Company has leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term, expiring July 2000, with three 5-year renewal options. The annual rent is not to exceed $24.00 per square foot plus operating expenses. The Company has subleased approximately 46% of the building to International and certain affiliates of International on the same terms and conditions as the above described lease. Rent payments to Jones Properties, Inc., net of subleasing reimbursements, for the three years ended December 31, 1996, 1995 and 1994 were $1,467,000, $1,645,000 and $1,762,000, respectively.

          Upon the closing of the BCI investment in December 1994, the Company entered into a Secondment Agreement with BCI. Pursuant to the Secondment Agreement, BCI provided 12 secondees during 1996. These secondees worked for the Company and its managed partnerships. The Company reimbursed BCI for the full employment costs of such individuals. The Company reimbursed BCI $1,138,000 and $823,000 during the years ended December 31, 1996 and 1995, respectively. No such reimbursements were made during the year ended December 31, 1994.

          The Company paid approximately 40%, 25% and 21% of the above-described data processing, rental and secondment expenses during the years ended December 31, 1996, 1995 and 1994, respectively. The remainder of the expenses were allocated to and paid by the managed partnerships.

          Costs Borne and Payments Received by the Company

          The Company receives satellite programming from JEC. See Note 4. Payments made to JEC by the Company for programming provided to the Company's owned cable television systems for the years ended December 31, 1996, 1995 and 1994 totaled approximately $818,000, $684,000 and $184,000, respectively.

          The Company receives satellite programming from Great American Country, Inc., an affiliate. Payments made to Great American Country, Inc. for programming provided to the Company's owned cable television systems for the year ended December 31, 1996 totaled approximately $281,000. No payments were made to Great American Country, Inc., for the years ended December 31, 1995 and 1994.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years ended December 31, 1996, 1995 and 1994



          The Company also receives satellite programming from Superaudio, an affiliate of Galactic Radio. The Company sold Galactic Radio on June 14, 1996. See Note 2. Payments made to Galactic Radio for programming provided to the Company's owned cable television systems for the period from June 15, 1996 to December 31, 1996 totaled approximately $119,000.

          In 1992, the Company entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, to use a non-preemptible transponder on a domestic communications satellite leased by Space Segment. Under the license agreement, as amended, which expired December 31, 1994, the Company, Jones Infomercial Networks, Inc. and Jones Computer Network, Ltd. ("JCN"), both affiliates of International, had a license to use the transponder for their respective purposes. The Company recognized $1,172,000 of rental expense related to this lease agreement during the year ended December 31, 1994. Because the license has expired, no expense related to this lease agreement was recognized during the years ended December 31, 1996 and 1995.

          The Product Information Network Venture, ("PIN"), is an affiliate of International that provides a satellite programming service. PIN airs product infomercials 24 hours a day, seven days a week. A portion of the revenues generated by PIN are paid to the cable television systems that carry PIN's programming. Most of the Company's owned cable television systems carry PIN for all or part of each day. Aggregate payments received by the Company from PIN relating to the Company's owned cable television systems totaled approximately $466,000, $300,000 and $103,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

          Effective upon the closing of the BCI investment in December 1994, the Company entered into a Supply and Services Agreement with BCI. Pursuant to the Supply and Services Agreement, BCI provides the Company with access to the expert advice of personnel from BCI and its affiliates for the equivalent of three man-years on an annual basis. The Company pays an annual fee of $2,000,000 to BCI during the term of the agreement. Payments to BCI under the Supply and Services Agreement during the years ended December 31, 1996 and 1995 totaled $2,000,000 and $2,000,000, respectively. No payments were made during the year ended December 31, 1994.

          Financial Group performs services for the Company as its agent in connection with negotiations regarding various financial arrangements of the Company. In December 1994, the Company entered into a Financial Services Agreement for eight years with Financial Group pursuant to which Financial Group has agreed to render financial advisory and related services to the Company for a fee equal to 90% of the fees that would be charged to the Company by unaffiliated third parties for the same or comparable services. The Company will pay Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and will reimburse Financial Group for its reasonable out-of-pocket expenses. The Company paid fees totaling $3,850,000 in 1996 related to the acquisition of the Manassas System, the South Prince Georges County System, the Reston System and the Savannah System. The Company paid fees totaling $1,328,400 in 1995 related to the purchase of the Dale City System. In December 1994, the Company paid fees of $2,000,000 to Financial Group for its services to the Company in connection with the BCI investments in the Company (see Note 1). In addition, the Company paid an advisory fee of (Pounds)414,854 (approximately $632,600) to Financial Group in 1994 for its services to the Company in connection with the Company's transfer of all of its interests in its cable/telephony properties in the United Kingdom to Bell Cablemedia.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years ended December 31, 1996, 1995 and 1994



          During 1994, the Company carried accounts receivable from International and its affiliates totaling $2,000,000. This receivable was repaid in January 1995. Interest on such receivables was charged at the Company's average cost of borrowing plus 2%.

     4.   INVESTMENTS IN CABLE TELEVISION PARTNERSHIPS AND JOINT VENTURES

          Jones Global Group, Inc.

          On December 23, 1996, the Company redeemed 225 of its 380 shares of Global Group in exchange for a $8,950,188 note receivable from Global Group. The redemption price is subject to adjustment based on an appraisal of Global Group to be completed in the first half of 1997. The note bears interest at 6%. The note will be repaid from any proceeds received by Global Group for the sale of Bell Cablemedia ADSs held by Global Group and shall be payable in full no later than June 30, 1998. As a result of this transaction, the Company will recognize a gain of $2,979,000. Because this transaction is between affiliated parties, such gain will be deferred until the note is paid in full. Through February 28, 1997, approximately $6,950,000 of the note had been repaid. As a result of this transaction, the Company now only owns a 20% interest in Global Group. The Company accounts for its investment in Global Group using the equity method.

          Bell Cablemedia plc

          The Company holds 7,210,764 ADSs of Bell Cablemedia. Bell Cablemedia owns and operates certain cable television systems in the United Kingdom and Spain. The Company acquired 6,225,796 ADSs in 1994 by contributing all of its cable/telephony properties in the United Kingdom and Spain to Bell Cablemedia. The Company acquired an additional 984,968 ADSs upon the sale of Galactic Radio to Global Group in June 1996. The 7,210,764 ADSs of Bell Cablemedia held by the Company are now considered available for sale because of an effective registration statement available to the Company.
     In accordance with SFAS No. 115 the ADSs are reflected at their estimated fair market value with the unrealized holding gain of $47,272,000 reflected as a separate component of shareholders' investment.

          Mind Extension University, Inc.

          During 1992, the Company invested $10,000,000 in ME/U, an affiliated company and subsidiary of JEC, that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. Through its acquisition of the assets of Spacelink, the Company obtained an additional 13% interest in ME/U in December 1994. Spacelink had acquired such interest for $3,135,000. In 1996, additional issuances of ME/U's Class A Common Stock reduced the Company's investment in ME/U to 26 percent. At December 31, 1996, the Company's net investment in ME/U was $1,818,000.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years ended December 31, 1996, 1995 and 1994


          Jones Education Company

          In 1993, 1994 and 1995, the Company advanced a total of $20,000,000 to ME/U. Interest on such advances was charged at the Company's weighted average cost of borrowing plus two percent. On April 11, 1995, the Company converted its advances to ME/U into shares of Class A Common Stock of JEC, the parent company of ME/U, for an approximate 17% equity interest in JEC. In 1996, subsequent issuances of JEC's Class A Common Stock reduced the Company's investment in JEC to 16 percent. JEC is an affiliate of International and, in addition to its 51% ownership of ME/U, JEC owns an 81% interest in JCN. The Company accounts for its investment in JEC using the equity method. At December 31, 1996, the Company's net investment in JEC was $17,070,000.

          Jones Intercable Investors, L.P.

          The Company is the general partner of Jones Intercable Investors, L.P., a Colorado limited partnership managed by the company, which was formed on September 18, 1986, and the Company owns a 1% general partner interest. In a series of transactions, the Company purchased limited partnership units, giving the Company an approximate 19% limited partner interest in Jones Intercable Investors, L.P. The Company's net investment in this partnership totaled approximately $3,253,000 at December 31, 1996. Based upon the quoted market price of $13.63 per unit at December 31, 1996, the quoted market value of this investment was approximately $21,708,000. The Company accounts for this investment using the equity method of accounting.

          Jones Customer Service Management, L.L.C.

          The Company and Jones Cyber Solutions, Ltd. ("JCS"), an indirect subsidiary of International, have formed a venture, known as Jones Customer Service Management, L.L.C., for the purpose of developing a subscriber billing and management system. As of December 31, 1996, the Company had invested $5,200,000 in the venture. JCS is performing the basic system development work for the venture and is being paid periodically on a time and materials basis, plus 10% of the amount charged, for its own service. Upon the completion of the billing and management system software, the Company and JCS will have license rights to use such system in perpetuity. The venture will also perform additional services to the Company in the implementation of the new subscriber billing and management system. The venture intends to subcontract such maintenance and conversion services to JCS on the basis of time and materials plus 10% of the amount of the JCS services. The venture will grant to JCS the exclusive right to distribute the system to third parties for a period of five years for a commission on the license fees to be earned by the venture from such licensing. The Company accounts for this investment using the equity method and as of December 31, 1996 had recognized losses of $5,200,000.

     5.   MANAGED PARTNERSHIPS

          Organization

          The Company is general partner for 23 Colorado limited partnerships formed to acquire, construct, develop and operate cable television systems. Partnership capital has been raised principally through a series of public offerings of limited partnership interests. The Company generally made a capital contribution of $1,000 to each partnership and is allocated 1% of all partnership profits and losses.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years ended December 31, 1996, 1995 and 1994


     The Company also purchased limited partner interests in certain of the partnerships and generally participates with respect to such interests on the same basis as other limited partners.

          Management Fees

          As general partner, the Company manages the managed partnerships and receives a fee for its services generally equal to 5% of the gross revenues of the managed partnerships, excluding revenues from the sale of cable television systems or franchises.

          Distributions

          For the managed partnerships formed by the Company, any partnership distributions made from cash flow, as defined, are generally allocated 99% to the limited partners and 1% to the general partner. The general partner is also entitled to partnership distributions other than from cash flow, such as from the sale or refinancing of cable television systems or upon dissolution of the partnership, equal to 12 1/2% to 40% of the net remaining assets of the partnership after payment of the partnership's debts and after investors have received an amount equal to their original capital contributions plus, in many cases, a preferential return on their investments.

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

          The Company received distributions from managed partnerships totaling $14,000,000 and $13,222,000 for the years ended December 31, 1996 and 1995, respectively. No such distributions were received during 1994. The $13,222,000 distribution received during 1995 from Fund 12-B upon the sale to the Company of the cable television system serving the area in and around Augusta, Georgia was recorded as a reduction in the Company's cost basis in the assets of the Augusta System.

          Allocations

          The Company's managed limited partnerships reimburse the Company for certain allocated overhead and administrative expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel (including secondees of BCI), rent, data processing services and other corporate facilities costs. The Company provides engineering, marketing, administrative, accounting, information management, legal, investor relations and other services to the partnerships. Allocations of personnel costs have been based primarily on actual time spent by Company employees with respect to each partnership managed. Remaining overhead costs are allocated based on the pro rata relationship of the partnership's revenues to the total revenues of all systems owned or managed by the
     Company.    Company-owned systems are also allocated a proportionate share of these expenses under the allocation formulas described above. Amounts charged to managed partnerships and other affiliated companies have

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 1996, 1995 and 1994

     directly offset the Company's general and administrative expenses by approximately $25,322,000, $31,987,000 and $32,645,000 for the years ended
     December 31, 1996, 1995 and 1994, respectively.

          Advances

          The Company has made advances to certain of the managed partnerships primarily to accommodate expansion and other financing needs of the partnerships. Such advances bear interest at rates equal to the Company's weighted average cost of borrowing which, for the year ended December 31, 1996 was 10.47%. Interest charged to the limited partnerships for the years ended December 31, 1996, 1995 and 1994 was $1,713,000, $2,592,000 and
     $4,250,000, respectively.

          Certain condensed financial information regarding managed partnerships, on a combined basis, is as follows:

                                                  December 31,
                                      -----------------------------------
                                        1996          1995         1994
                                      -----------------------------------
                                             (Stated in Thousands)
     Total assets                     $ 651,053    $ 806,319   $  923,117

     Debt                               591,564      676,760      688,393
     Amounts due general partner          3,996       14,969       25,735
     Partners' Capital (Net of
       accumulated deficit)              24,172       99,505      174,001

     Revenues                           380,865      427,877      397,318
     Depreciation and amortization      128,095      151,236      153,520
     Operating loss                     (11,896)     (16,438)     (34,565)
     Net income (loss)                  123,263       20,964      (80,988)


          The fair market values of the partnerships' assets, as determined by independent appraisals, exceed the combined amounts due the Company and other outstanding indebtedness for each individual partnership.

          The amount reported as combined net income (loss) for all managed limited partnerships for the years ended December 31, 1996 and 1995 included gains on sales and liquidations recognized by certain partnerships which totaled approximately $ 181,632,000, and $91,693,000, respectively. No such gains were recognized during the year ended December 31, 1994.

     6.   NOTES RECEIVABLE FROM AFFILIATES

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

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 1996, 1995 and 1994

     quarterly. The note matures on December 19, 1999. The note is secured by the real and personal property of Earth Segment.

          Pursuant to a tax sharing agreement with International, Spacelink was allocated tax benefits based on its pro rata share of taxable loss generated as part of the consolidated group. The tax sharing agreement was terminated effective June 1, 1993. The allocated benefits are to be paid no later than five years from the date they were created. The benefits accrue interest at the prime rate in effect at the time they were created. The Company, through its acquisition of Spacelink's assets, acquired a receivable from International relating to this tax sharing agreement. The balance of this receivable at December 31, 1996 was $1,944,000.

     7.   DEBT

          Debt consists of the following:

                                                             December 31,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
                                                         (Stated in Thousands)
     LENDING INSTITUTIONS:
       JCH Revolving Credit Facility                   $  183,000     $   30,000
       JCH II Revolving Credit Facility                   160,000             -

     SENIOR NOTES:
       Senior Notes due March 15, 2002, interest
        payable semi-annually at 9 5/8%                   200,000        200,000

     SUBORDINATED DEBENTURES:
       Debentures due July 15, 2004, interest payable
        semi-annually at 11.5%, redeemable at the
        Company's option on or after July 15, 1997 at
        106.75% of par, declining to par by
        July 15, 2000                                     160,000        160,000
       Debentures due March 1, 2008, interest payable
        semi-annually at 10.5%, redeemable at the
        Company's option on or after March 1, 2000
        at 105.25% of par, declining to par by
        March 1, 2005                                     100,000        100,000

     OTHER:
       Capitalized equipment lease
        obligations due in installments through 1998
        and other debt                                      3,147          2,714
                                                       ----------     ----------

               Total debt                              $  806,147     $  492,714
                                                       ==========     ==========


          On October 31, 1995, the Company, through JCH, a wholly owned subsidiary, entered into a $500 million reducing revolving credit facility with a group of commercial banks (the "JCH Credit Facility"). On September 17, 1996, JCH amended this revolving credit facility to allow for borrowings up to $600 million and to reduce by 1/8% the rates of interest charged on any amounts outstanding. This

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 1996, 1995 and 1994

     credit facility required the transfer of certain of the Company's cable television properties to JCH. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity of December 31, 2004. As of December 31, 1996, $183,000,000 was outstanding under this agreement, which included a $12 million downpayment on the North Prince Georges County System, which was purchased on January 31, 1997. Interest on outstanding obligations ranges from Base Rate (which generally approximates the prime rate) to Base Rate plus 1/8% or LIBOR plus 1/2% to LIBOR plus 1% based on certain leverage covenants. In addition, a commitment fee of 3/16% to 3/8% on the unused commitment is also required. The effective interest rate on amounts outstanding at December 31, 1996 was 6.07%.

           On October 29, 1996, the Company, through JCH II, a wholly owned subsidiary, entered into an additional $600 million credit facility. The new credit facility consists of a $300 million reducing revolving credit facility and a $300 million 364 day revolving credit facility (the "JCH II Credit Facility"). The reducing revolving credit facility allows for borrowing through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364 day revolving credit facility allows for borrowings through the 364th day subsequent to the closing date of the loan, at which time any outstanding borrowings automatically convert to a term loan payable in semi-annual installments commencing June 30, 2001 with final maturity date of December 31, 2005. As of December 31, 1996, $160,000,000 was outstanding under this agreement, which was borrowed under the reducing revolving credit facility. Interest on amounts outstanding varies from the Base Rate (which generally approximates the prime rate) to Base Rate plus 1/4% or LIBOR plus 1/2% to 1 1/4%, depending on certain financial covenants. A commitment fee of 1/8% to 3/8% per year on available, but unborrowed, amounts is also required. The effective interest rate on amounts outstanding at December 31, 1996 was 6.03%.

           On October 6, 1996, the Company entered into a deferred interest rate swap with two commercial banks. The deferred interest rate swap fixes the Company's interest at 6.5% on $50,000,000 of notional principal for three years commencing July 15, 1997.

          On March 23, 1995, the Company sold $200 million of 9 5/8% Senior Notes due March 15, 2002. The Senior Notes bear interest from the date of issuance at the rate of 9 5/8% per annum, payable semi-annually on March 15 and September 15 of each year. The Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund. The Company paid fees of $3,500,000 relating to this transaction. Such fees will be amortized over the life of the notes.

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

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 1996, 1995 and 1994

          The Company has never paid a cash dividend with respect to its shares of Common Stock or Class A Common Stock, and it has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business. Certain of the Company's debt arrangements restrict the right of the Company to declare and pay cash dividends without the consent of the holders of the debt.

          At December 31, 1996, the carrying amount of the Company's long-term debt was $806,147,000 and the estimated fair value was $835,847,000. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues. There are not significant debt maturities in the five years ended December 31, 2001.

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

          During 1996, 1995, and 1994, changes in the Company's temporary differences and losses from operations, which result primarily from depreciation and amortization, resulted in deferred tax benefits which were offset by a valuation allowance of an equal amount. No current or deferred federal income tax expense or benefit was recorded from continuing operations during the reporting periods.

          Income tax expense attributable to income or loss from continuing operations differs from the amounts computed by applying the Federal income tax rate of 35% in 1996, 1995, and 1994 as a result of the following:

                                                Year Ended December 31,
                                          -----------------------------------
                                             1996         1995         1994
                                          -----------------------------------
                                                 (Stated in Thousands)
     Computed "expected" tax benefit       $ (21,931)   $ (7,358)    $ (3,042)
     State and local taxes, net of
      federal income tax benefit              (2,036)       (619)        (194)
     Dividends excluded for income
      tax purposes                              (897)        (73)        (118)
     Intangibles not deductible for
      tax purposes                               752         500          971
     Tax credits                                  -           -            -
     Other                                      (449)        261           98
                                            --------     -------      -------

     Total income tax benefit from
      operations                             (23,753)     (7,289)      (2,285)
     Tax effect of extraordinary
      operations                                  -         (265)          -
     Valuation Allowance                      23,753       7,554        2,285
                                            --------     -------      -------

     Total income tax benefit              $      -     $     -      $     -
                                            ========     =======      =======

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 1996, 1995 and 1994


          The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                          December 31,
                                                --------------------------------
                                                   1996                  1995
                                                -----------            ---------
                                                      (Stated in Thousands)
     Deferred Tax Assets
       Net operating loss carryforwards           $ 72,948             $ 58,411
       Investment tax credit carryforwards           1,076                1,076
       Alternative minimum tax credit
        carryforwards                                1,116                1,116
       Investment in affiliates and domestic
        television partnerships                     15,412                9,661
     Future deductible amounts associated
       with other assets and liabilities             3,761                2,330
                                                   -------             --------

     Total gross deferred tax assets                94,313               72,594

     Valuation allowance on deferred tax assets    (53,006)             (29,253)

     Deferred Tax Liabilities
       Property and equipment, due to differences
        in depreciation methods for financial
        statement and tax purposes                 (24,504)             (24,608)
       Investment in Bell Cablemedia plc           (12,941)             (14,871)
                                                   -------              --------

     Net Deferred Tax Asset                       $  3,862             $   3,862
                                                   =======              ========


          At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $97,851,000 for alternative minimum tax ("AMT") and $190,715,000 for regular tax which expire $43,126,000 in 2005, $26,203,000 in 2007, $40,809,000 in 2008,
     $30,216,000 in 2009, $14,732,000 in 2010 and $35,628,000 in 2011. The
     Company also had investment tax credit carryforwards of $1,076,000 expiring in 1998 through 2005.

          The Company entered into transactions during 1994 which resulted in a change in greater than 50% of the ownership interests of the Company shares. Tax statutes limit the utilization of existing tax NOLs when this occurs to a specified amount each year plus the amount of existing built-in gain in corporate assets at the ownership change. Management believes that the application of the limitation will not likely cause taxable income to occur in a future period due to unavailability of limited NOLs.

          Management believes that sufficient taxable income will be incurred during the loss carryforward period to utilize approximately $52,137,000 of the $190,715,000 of regular tax loss carryforwards at December 31, 1996. Therefore, a valuation allowance has been established for approximately $138,578,000 of net operating losses and for all investment tax credits and alternative minimum tax credit carryforwards.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 1996, 1995 and 1994


     9.   STOCK OPTIONS

          The Company has two stock option plans, the 1984 nonqualified stock option plan (the "1984 Plan") and the 1992 stock option plan (the "1992 Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for option grants that equal market price at time of grant. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                              For the Year Ended December 31,
                                            -----------------------------------
                                              1996                      1995
                                            --------                  ---------
Net loss:              As Reported          $ (62,660)                $ (21,716)
                        Pro Forma           $ (63,942)                $ (22,484)


Loss Per Share:        As Reported          $   (2.00)                $    (.69)
                        Pro Forma           $   (2.04)                $    (.72)

          Because the method of accounting required by SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

          The 1984 Plan was approved by the shareholders of the Company to provide for the grant of nonqualified stock options to key contributors to the Company. As of December 31, 1996, options to purchase 708,396 shares had been granted under the 1984 Plan, of which 436,091 shares were exercised and options to purchase 216,005 shares had been terminated or forfeited upon resignation of the holders. No additional options will be granted pursuant to the 1984 Plan.

          The 1992 Plan was approved by the Company's shareholders in August 1992. Under the terms of the 1992 Plan, a maximum of 1,800,000 shares of Class A Common Stock and 200,000 shares of Common Stock are available for grant. All employees of the Company, its parent or any participating subsidiary, including directors of the Company who are also employees, are eligible to participate in the 1992 Plan. Options generally become exercisable in equal installments over a four-year period commencing on the first anniversary of the date of grant. The options expire, to the extent not exercised, on the tenth anniversary of the date of grant, or upon the recipient's earlier termination of employment with the Company. Options can be incentive stock options or non-statutory stock options. The exercise price may not be less than 100% of the fair market value for incentive stock options, but may be less than fair market value for non-statutory options. Stock appreciation rights may be granted in tandem with the grant of stock options. The Board of Directors may, in its discretion, establish provisions for the exercise of options different from those described above. In 1994, 1995 and 1996, the Company recognized approximately $261,000, $261,000 and $261,000, respectively, of non-cash compensation expense related to stock options granted on November 9, 1993 under the 1992 Plan. As of December 31, 1996, options to purchase 1,474,547 shares of Class A Common Stock had been granted, of which options to purchase 37,335 shares had been exercised and 164,350 shares had been terminated or forfeited upon resignation of the holders. As of December 31, 1995, all 200,000 of the Common Stock options authorized by the 1992 Plan had been granted and exercised.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 1996, 1995 and 1994


          Information concerning Class A Common Stock options is as follows:

                                                                     Year Ended December 31,
                                ---------------------------------------------------------------------------------------------------
                                            1996                               1995                               1994
                                -----------------------------      -----------------------------      -----------------------------
                                                    Weighted                          Weighted                            Weighted
                                                     Average                          Average                             Average
                                Shares        Exercise Price       Shares        Exercise Price       Shares        Exercise Price
                                ------        --------------       ------        --------------       ------        --------------
Outstanding at
  beginning of year             1,508,362             $11.93         792,401             $10.74         852,628             $10.56
Granted                             3,540              13.25         812,479              12.71               -                  -
Exercised                         (52,468)              2.85         (80,667)              5.74         (42,000)              5.63
Canceled                         (130,272)             12.98         (15,851)             13.17         (18,227)             13.81
                                 --------                            -------                            -------

Outstanding at end of year      1,329,162             $12.19       1,508,362             $11.93         792,401             $10.74
                                =========                          =========                            =======

Exercisable at end of year        676,414                            412,095                            266,123

Range of exercise prices     $5.625-13.81                       $5.625-13.81                       $5.625-13.81


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

          In general, with respect to the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes 25% of the total membership of the Board of Directors. Holders of common stock, voting as a separate class, are entitled to elect the remaining directors. Pursuant to the terms of the Shareholders Agreement dated as of December 20, 1994 among Glenn R. Jones, International, BCI and the Company (the "Shareholders Agreement"), the Company's Board of Directors consists of 13 Directors. The parties to the Shareholders Agreement have agreed that of the four Class A Directors, BCI will be entitled, but not required, to designate one Director and the remaining three directors, which shall be Independent Directors (as such term is defined in the Shareholders Agreement), will be jointly designated by Glenn R. Jones and BCI. The parties to the Shareholders Agreement also have agreed that Mr. Jones will be entitled, but not required, to designate seven of the nine Common Directors and that BCI will be entitled, but not required, to designate two of the Common Directors. In all other matters not requiring a class vote, the holders of the Common Stock and the holders of Class A Common Stock vote as a single class provided that holders of Class A Common Stock have one-tenth of a vote for each share held and the holders of the Common Stock have one vote for each share held.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 1996, 1995 and 1994

     11.  COMMITMENTS AND CONTINGENCIES

          The Company rents office facilities and equipment under various long-term lease arrangements. Minimum commitments under noncancellable operating leases for the five years ending December 31, 2001 and thereafter are as follows:


                                    Building   Facilities   Equipment
                                       Lease       Leases      Leases     Total
                                    --------   ----------   ---------     ------
                                              (Stated in Thousands)
         1997                          1,315        2,380         380      4,075
         1998                          1,315        2,224         232      3,771
         1999                          1,315        1,895         156      3,366
         2000                            768        1,491         136      2,395
         2001                             -         1,216         131      1,347
       Thereafter                         -         2,551          11      2,562
                                       -----       ------      ------     ------

       Total commitments            $  4,713     $ 11,757    $  1,046   $ 17,516
                                       =====       ======      ======     ======

          Rent, net of sublease reimbursements, paid during the years ended December 31, 1996, 1995 and 1994, totaled $4,195,000, $3,698,000 and
     $3,062,000, respectively.

          Certain amounts included in lease commitments will be allocated to managed limited partnerships using the method discussed in Note 5.

     Litigation

          David Hirsch, derivatively on behalf of Cable TV Fund 12-B, Ltd.,
          -----------------------------------------------------------------
     Cable TV Fund 12-C Ltd. and Cable TV Fund 12-D, Ltd. v. Jones Intercable
     ------------------------------------------------------------------------
     Inc. (Arapahoe County District Court, Colorado, Case No. 95-CV--1800,
     ----
     Division 3) ("Hirsch"); Jonathan Fussner and Eileen Fussner derivatively on
                   ------    ---------------------------------------------------
     behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd, and Cable TV
     -------------------------------------------------------------------------
     Fund 12-D, Ltd. v. Jones Intercable Inc. (Araphoe County District Court,
     ----------------------------------------
     Colorado, Case No. 96-CV-1672, Division 3)("Fussner").
                                                 -------

          On September 20, 1995, the Company was named as a defendant in a Complaint filed by David Hirsch, who purports to be a limited partner in Cable TV Fund 12-D, Ltd., a limited partnership of which the Company is the general partner. On January 25, 1996, the Company was served with an Amended Class Action Complaint and Request for Jury Trial. On February 19, 1996, the Company filed a Motion to Dismiss the Amended Complaint arguing that the action was improperly brought as a class action. The Company argued that the plaintiff could only bring the action as a derivative claim and that because the elements of a derivative claim had not been properly pleaded, the Amended Complaint should be dismissed. After briefing on this motion, the Court entered an Order on June 24, 1996 granting the Company's Motion to Dismiss, and on July 25, 1996, the Court entered a further Order allowing plaintiff to file another Amended Complaint. On July 31, 1996, plaintiff Hirsch filed a Second Amended Complaint.

          Plaintiff Hirsch's Second Amended Complaint alleges that he is a limited partner in Cable TV Fund 12-D, Ltd. ("Fund 12-D") and that he now purports to bring this case as a derivative action on behalf of Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Fund 12-D. The suit relates to the purchase by the Company from Cable TV Fund 12-BCD Venture (the "Venture") (a general partnership in which Fund 12-D is a general partner) of the Tampa System and subsequent trade of the Tampa System, along with other cable systems, to Time Warner for certain of Time Warner's cable systems. The Company was authorized to purchase the Tampa System from the Venture pursuant to the terms of the limited partnership agreements of Fund 12-B, Fund 12-C and Fund 12-D.

          Also on July 31, 1996, the same lawyers who represent Mr. Hirsch filed a Verified Complaint on behalf of Jonathan Fussner and Eileen Fussner as referenced above. The Fussners also purport to be joint owners of limited partnership interests in Fund 12-D and their Verified Complaint is identical in all substantive respects to the Hirsch Second Amended
                                                  ------
     Complaint. On December 13, 1996, the Court consolidated the Hirsch and
                                                                 ------
     Fussner actions.
     -------

          The Second Amended Complaint in Hirsch and the Verified Complaint in
                                          ------
     Fussner allege that the Company breached its fiduciary duty to the
     -------
     plaintiffs and the other limited partners of Fund 12-B, Fund 12-C and Fund 12-D and the Venture in connection with the Company's purchase of the Tampa System and the trade of that system to Time Warner. The Hirsch and Fussner
                                                             ------     -------
     Complaints also set forth a claim for unjust enrichment and for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs assert that the Company paid an inadequate price for the Tampa System, even though the agreed-upon price was the average of three separate appraisals, as required by the applicable partnership agreements. The Hirsch and Fussner cases are now styled as derivative actions and also
         ------     -------
     seek a trial by jury. The plaintiffs in Hirsch and Fussner seek an
                                             ------     -------
     unspecified amount of damages, including punitive damages, an award of attorneys' fees and certain equitable relief.

          On August 13, 1996, the Company filed a Motion to Dismiss the breach of fiduciary duty and unjust enrichment claims in the Hirsch and Fussner
                                                           ------     -------
     actions. On February 6, 1997, after briefing on this motion, the Court denied the Company's Motion to Dismiss. The Company's Answer to the Complaints in Hirsch and Fussner was filed on February 25, 1997 and
                   ------     -------
     generally denied the substantive allegations in the Complaint and asserted a number of affirmative defenses. There is no trial date set in these cases, and there has been no discovery conducted by the parties to date.

          Martin Ury, detrivatively on behalf of Cable TV Fund 12-B, Ltd., Cable
          ----------------------------------------------------------------------
     TV Fund 12-C. Ltd, and Cable TV Fund 12-D, Ltd. v. Jones Intercable, Inc.,
     --------------------------------------------------------------------------
     Defendant and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable
     ---------------------------------------------------------------------------
     TV Fund 12-C Ltd, and Cable TV Fund 12-D, Ltd., Nominal Defendants (Araphoe
     ------------------------------------------------------------------
     County District Court, Colorado, Case No. 95-CV-2212, Division 5) ("Ury")
                                                                         ---

          On November 17, 1995, plaintiff Martin Ury filed a Complaint against the Company in the above-referenced action in Arapahoe County District Court. Plaintiff Ury alleges that he is a limited partner in Fund 12-D. He purports to bring this case as a derivative action on behalf of Fund 12-B, Fund 12-C and Fund 12-D. As in Hirsch and Fussner, discussed above, this
                                    ------     -------
     case relates to the Company's purchase of the Tampa System and the Time Warner exchange.

          The substantive allegations of the Ury Complaint are substantially
                                             ---
     similar to the allegations in the Hirsch Second Amended Complaint and the
                                      ------
     Fussner Verified Complaint. The plaintiff in Ury alleges that the Company
     -------                                      ---
     breached its fiduciary duties to the limited partnerships and their limited partners in connection with its purchase of the Tampa System from the Venture. Specifically, the plaintiff alleges that the Company paid an inadequate price for the Tampa System, even though the agreed upon price was the average of three separate appraisals, as required by the applicable limited partnership agreements. The Complaint seeks damages in an unspecified amount on behalf of the three limited partnerships and an award of attorneys' fees. The Complaint does not seek a jury trial or punitive damages.

          On February 1, 1996, the Company filed a Motion to Dismiss the Complaint on the ground that it fails to state a claim against the Company upon which relief can be granted. The thrust of the Company's motion was that the Company cannot be liable for breach of fiduciary duty because it acted in accordance with the terms of the limited partnership agreements in its purchase of the Tampa System. The Company also argued that plaintiff does not have standing to assert a derivative claim on behalf of Fund 12-B or Fund 12-C, since he is only a limited partner in Fund 12-D. On July 12, 1996, the Court denied the Company's Motion to Dismiss. The Company filed its Answer in this case on July 29, 1996, generally denying the substantive allegations in the Complaint, asserting a number of affirmative defenses and requesting a trial by jury. A Case Management Order has been entered by the Court, setting the case for a two-week jury trial commencing on September 22, 1997. The parties have made certain voluntary disclosures pursuant to Rule 26 of the Colorado Rules of Civil Procedure, and discovery has begun, although no depositions have been taken to date.

          Because these cases are in their very early stages, it is not possible at this time to present a realistic evaluation of the probability of a favorable or unfavorable outcome.

                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 1996, 1995 and 1994


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

     12.  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:

                                                      December 31,
                                                  -------------------
                                                  1996           1995
                                                  ----           ----
Cable distribution systems                   $ 443,109      $ 362,271
Buildings                                       15,833         13,721
Land                                             3,665          3,665
Equipment and tools                             10,378         12,277
Premium service equipment                       37,412         33,481
Earth receive stations                           3,644          3,450
Vehicles                                         2,676          3,125
Leasehold improvements and office furniture     19,728         20,049
Other                                           32,703         23,397
                                              --------       --------
                                               569,148        475,436

Accumulated depreciation                      (184,738)      (171,948)
                                              --------       --------
                                             $ 384,410      $ 303,488
                                              ========       ========


                    JONES INTERCABLE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 1996, 1995 and 1994


     13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                   1996
                                         ----------------------------------------------------------
                                                             Three Months Ended
                                         ----------------------------------------------------------
                                          March 31       June 30     September 30      December 31
                                         ----------     ---------   --------------    -------------
                                                    (In Thousands Except Per Share Data)
          Revenues                       $  66,987      $  93,166     $  75,143         $  76,414
          Depreciation and
           amortization                     25,361         28,677        30,654            46,494
          Operating income (loss)              373         17,444           735           (14,553)
          Net income (loss)                (14,789)           891       (17,208)          (31,554)
          Net income (loss) per share    $    (.47)     $     .03     $    (.55)        $   (1.01)

                                                                   1995
                                         ----------------------------------------------------------
                                                             Three Months Ended
                                         ----------------------------------------------------------
                                          March 31       June 30     September 30      December 31
                                         ----------     ---------   --------------    -------------
                                                    (In Thousands Except Per Share Data)
          Revenues                       $  43,891      $  43,816     $  44,736         $  56,395
          Depreciation and
           amortization                     12,014         12,811        12,796            18,184
          Operating income                   3,859          3,310         4,469             3,091
          Net loss                          (3,855)        (6,195)       (4,449)           (7,217)
          Net loss per share             $    (.12)     $    (.20)    $    (.14)        $    (.23)


             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ------------------------------------------------------
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

       None.

                                   PART III
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------------------------------

       The Company's Articles of Incorporation provide that, with respect to the election of Directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect that number of Directors constituting 25% of the total membership of the Board of Directors. If such 25% is not a whole number, holders of Class A Common Stock are entitled to elect the nearest higher whole number of Directors constituting 25% of the membership of the Board of Directors. Holders of Common Stock, voting as a separate class, are entitled to elect the remaining Directors. Directors of the Company serve until the next annual meeting of the Company and until their successors shall be elected and qualified.

       Pursuant to the terms of the Shareholders Agreement dated as of December 20, 1994 among Glenn R. Jones, Jones International, Ltd., Bell Canada International Inc. ("BCI") and the Company (the "Shareholders Agreement"), the Company's Board of Directors consists of 13 directors. William E. Frenzel, Donald L. Jacobs, John A. MacDonald and Robert B. Zoellick are serving as the Class A Directors and Glenn R. Jones, Derek H. Burney, Robert E. Cole, James
  J. Krejci, James B. O'Brien, Raphael M. Solot, Howard O. Thrall, Siim A. Vanaselja and Sanford Zisman are serving as the Common Directors.

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

       Certain information concerning the directors and executive officers of the Company is set forth below.


       Glenn R. Jones           67         Chairman of the Board and Chief Executive Officer
       Derek H. Burney          57         Vice Chairman of the Board
       James B. O'Brien         47         President and Director
       Ruth E. Warren           47         Group Vice President/Operations
       Kevin P. Coyle           45         Group Vice President/Finance
       Christopher J. Bowick    41         Group Vice President/Technology
       George H. Newton         62         Group Vice President/Telecommunications
       Raymond L. Vigil         50         Group Vice President/Human Resources
       Cynthia A. Winning       45         Group Vice President/Marketing
       Elizabeth M. Steele      45         Vice President/General Counsel/Secretary
       Larry W. Kaschinske      37         Vice President/Controller
       Robert E. Cole           64         Director
       William E. Frenzel       68         Director
       Donald L. Jacobs         58         Director
       James J. Krejci          55         Director
       John A. MacDonald        43         Director
       Raphael M. Solot         63         Director
       Howard O. Thrall         49         Director
       Siim A. Vanaselja        40         Director
       Sanford Zisman           57         Director
       Robert B. Zoellick       43         Director

       Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the Company and of certain other affiliates of the Company. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the Company's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the

  Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

       Mr. Derek H. Burney was appointed a Director of the Company in December 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. He also is a director of Bell Cablemedia plc, Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Rio Algom Limited, The Montreal General Hospital Corporation, The Japan Society, Moore Corporation Limited, Northbridge Programming Inc. and certain subsidiaries of Bell Canada International.

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

       Mr. Larry Kaschinske joined the Company in 1984 as a staff accountant in the Company's former Wisconsin Division, was promoted to Assistant Controller in 1990, named Controller in August 1994 and was elected Vice
  President/Controller in June 1996.

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

       Mr. William E. Frenzel was appointed a Director of the Company in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade
  (GATT), the Ranking Minority

  Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

       Mr. Donald L. Jacobs was appointed a Director of the Company in April 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW. During his career, Mr. Jacobs served on several corporate, professional and civic boards.

       Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the Company. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the Company in May 1994. Mr. Krejci has been a Director of the Company since August 1987.

       Mr. John A. MacDonald was appointed a Director of the Company in November 1995. Mr. MacDonald is Chief Technology and Network Officer of Bell Canada International Inc. Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year.
  Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

       Mr. Raphael M. Solot was appointed a Director of the Company in March 1996. Mr. Solot is an attorney and has practiced law for 31 years with an emphasis on franchise, corporate and partnership law and complex litigation.

       Mr. Howard O. Thrall was appointed a Director of the Company in March 1996. Mr. Thrall had previously served as a Director of the Company from December 1988 to December 1994. Mr. Thrall is Senior Vice President-Corporate Development for First National Net, Inc., a leading service provider for the mortgage banking industry, and he heads First National Net's Washington, D.C. regional office. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International

  Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also a management and international marketing consultant, having active assignments with Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others.

       Mr. Siim A. Vanaselja was appointed a Director of the Company in August 1996. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

       Mr. Sanford Zisman was appointed a director of the Company in June 1996. Mr. Zisman is a member of the law firm, Zisman & Ingraham, P.C. of Denver, Colorado and has practiced law for 31 years, with an emphasis on tax, business and estate planning and probate administration. Mr. Zisman currently serves as a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, and he has served as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee of the hospital. Since 1992, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

       Mr. Robert B. Zoellick was appointed a Director of the Company in April 1995. Mr. Zoellick is Executive Vice President for Housing and Law of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of Alliance Capitol, Said Holdings, the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany, American Institute for Contemporary German Studies and the Overseas Development Council.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------


  Compensation Summary
  --------------------

       The following table sets forth certain information relating to the compensation paid by the Company during the Company's past two fiscal years ended May 31, 1995 and 1994 and for the twelve months ended December 31, 1996 and 1995 to those persons who were, at December 31, 1996, the Chief Executive Officer and the other four most highly compensated executive officers of the Company.



                                                                                 Long Term
                                                                               Compensation
                                                  Annual Compensation             Awards
                                                 ----------------------           ------
           Name and                                                                                  All Other
       Principal Position            Year (1)        Salary       Bonus           Options          Compensation(2)
       ------------------            -------         ------       -----           -------          ---------------

Glenn R. Jones  (3)               YE 12/31/96    $2,620,102      $      0              0             $   157,380
Chairman of the Board             YE 12/31/95     2,500,067             0        125,937(8)              150,006
and Chief Executive Officer       FYE 5/31/95     1,401,846       900,000        122,269(8)              135,623
                                  FYE 5/31/94       530,420       630,000        418,708(8)              136,226

James B. O'Brien  (4)             YE 12/31/96    $  240,961      $163,366              0             $    25,978
President                         YE 12/31/95       230,866       139,870         17,000(8)               19,852
                                  FYE 5/31/95       224,961       250,000         14,387(8)               28,498
                                  FYE 5/31/94       196,568        52,500         12,307(8)               19,404

Kevin P. Coyle  (5)               YE 12/31/96    $  184,185      $ 72,750              0             $    15,558
Group Vice President of           YE 12/31/95       177,160        74,895          8,085(8)               15,811
Finance                          FYE  5/31/95       173,616        45,000          7,762(8)               12,814
                                 FYE  5/31/94       168,559        40,000          5,008(8)                6,618

Christopher J. Bowick (6)         YE 12/31/96    $  169,302      $ 96,872              0             $    15,152
Group Vice President/             YE 12/31/95       162,211        48,725          7,850(8)               10,159
Technology                       FYE  5/31/95       158,061        54,529          7,378(8)               12,756
                                 FYE  5/31/94       153,458        45,000          5,317                  11,907

Ruth E. Warren  (7)               YE 12/31/96    $  170,454      $ 77,327              0              $   12,558
Group Vice President/Operations   YE 12/31/95       163,314        49,056          7,860(8)                9,644
                                 FYE  5/31/95       149,854        50,126          7,418(8)                7,888
                                 FYE  5/31/94       139,052        40,500          8,000                   3,414

  -----------------

  (1) In 1995, the Company changed its fiscal year from a year ending May 31 to a calendar year ending December 31.

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

  (6) Mr. Bowick's salary, bonus, options and all other compensation for the transition period 6/1/95 through 12/31/95 were $96,352, $48,725, 7,850 and $5,781, respectively.

  (7) Ms. Warren's salary, bonus, options and all other compensation for the transition period 6/1/95 through 12/31/95 were $97,007, $49,056, 7,860 and $5,236, respectively.

  (8) Represents the number of shares of the Company's Class A Common Stock underlying the options granted.


       During the year ended December 31, 1996, no stock options were granted to or exercised by the Executive Officers named in the Summary Compensation Table.

  Compensation of Directors
  -------------------------

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

  Employment Agreement
  --------------------

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

  Compensation Committee Interlocks and Insider Participation
  -----------------------------------------------------------

       A compensation committee was established in January 1995. Glenn R. Jones, Derek H. Burney and Donald L. Jacobs are the current members of the compensation committee. Mr. Jones is an executive officer and director of the Company, and Messrs. Burney and Jacobs are directors of the Company. Mr. Jones also serves as a director of Bell Canada International Inc., and Mr. Burney is an executive officer of Bell Canada International Inc. Glenn R. Jones, James B. O'Brien and Elizabeth M. Steele, executive officers of the Company, serve as directors of certain of the Company's affiliates. As individuals, these executive officers had no transactions with the Company.


                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                    ---------------------------------------
                  BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT
                  -------------------------------------------

       The following table sets forth certain information as of February 14, 1997, regarding ownership of the Company's Common Stock or Class A Common Stock by persons (including any group) known to the Company to be beneficial owners of more than 5% of either class of stock, the individual directors of the Company, each of the executive officers named in the Summary Compensation Table and the executive officers and directors of the Company as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days.




                                                   Amount and Nature
   Name and Address of                               of Beneficial
   Beneficial Owner (1)        Title of Class        Ownership (2)        Percent of Class
   -------------------         --------------        -------------        ----------------
Jones International, Ltd.      Common Stock          2,441,751(3)(4)           47.76
9697 East Mineral Avenue
Englewood, CO  80112              Class A            2,447,568(3)(5)            9.32
                               Common Stock

Glenn R. Jones                 Common Stock          2,916,151(3)(6)           57.03
9697 East Mineral Avenue
Englewood, CO  80112             Class A             3,121,110(3)(7)           11.69
                               Common Stock

Christopher J. Bowick          Common Stock               2,678                  .05
9697 East Mineral Avenue
Englewood, CO  80112              Class A                 9,637(8)               .04
                               Common Stock



Derek H. Burney                   Class A                350        less than .01
1000 rue de la                 Common Stock
Gauchetiere West
Montreal, Quebec,
Canada H3B 4Y8

Kevin P. Coyle                 Common Stock              345(9)               .01
9697 East Mineral Avenue
Englewood, CO  80112              Class A              9,726(10)              .04
                               Common Stock

William E. Frenzel                Class A                400        less than .01
1775 Massachusetts Ave.,       Common Stock
 N.W.
Washington, D.C.  20036

James J. Krejci                   Class A              5,000                  .02
1133 Race Street, 16N          Common Stock
Denver, CO  80206

James B. O'Brien                  Class A             33,896(11)              .13
9697 East Mineral Avenue       Common Stock
Englewood, CO  80112

Raphael M. Solot               Common Stock              300        less than .01
55 Madison Street
Denver, CO  80206

Ruth E. Warren                 Common Stock              208        less than .01
9697 East Mineral Avenue
Englewood, CO  80112              Class A             16,737(12)              .06
                               Common Stock

Sanford Zisman                 Common Stock              500(13)    less than .01
3773 Cherry Creek N.S.
Denver CO  80209

Robert B. Zoellick                Class A                300        less than .01
3900 Wisconsin Avenue, N.W.    Common Stock
Washington, D.C.  20016

All executive officers and     Common Stock        2,920,362                57.11
 directors as a group
(21 persons)                      Class A          3,218,648(14)            12.02
                               Common Stock

Christine Jones Marocco        Common Stock        2,749,679(15)            53.78
25 East End Avenue, #14F
New York NY  10288                Class A             90,757(16)              .35
                               Common Stock



Mutuelles AXA group             Class A            1,356,200(17)(22)    5.16
Vie Mutuelle                 Common Stock
101-100 Terrasse Boieldieu
92042 Paris La Defense France

       AXA
       23, Avenue Matignon
       75008 Paris France

       The Equitable Companies
       Incorporated
       787 Seventh Avenue
       New York, New York
       10019

Bell Canada International    Common Stock          2,878,151(18)(22)   56.29
BVI VI Limited
Arawak Chamber
Road Town
Tortola, BVI

Bell Canada International       Class A           10,022,500(19)(22)   38.16
BVI III Limited              Common Stock
Arawak Chamber
Road Town
Tortola, BVI

The Capital Group Companies,    Class A            1,555,000(20)(22)    5.9
Inc.                         Common Stock
333 South Hope Street
Los Angeles, CA  90071

Neuberger & Berman              Class A            1,862,652(21)(22)    7.09
605 Third Avenue             Common Stock
New York, NY  10158

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

  (4) Includes 38,000 shares held by International; 2,239,416 shares held by the Jones International Grantor Business Trust; 100,400 shares held by Jones Entertainment Group, Ltd.; 35,707 shares held by Jones Space Segment, Inc.; 27,585 shares held by Jones Global Group, Inc.; and 643 shares held by Jones Interdigital, Inc. International may be deemed to be the beneficial owner of all shares of Common Stock owned by Jones Entertainment Group, Ltd., Jones Space Segment, Inc., Jones Global Group, Inc. and Jones Interdigital, Inc.

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

  (6) Includes 474,400 shares held by the Glenn Jones Grantor Business Trust; 38,000 shares held by International; 2,239,416 shares held by the Jones International Grantor Business Trust; 100,400 shares held by Jones Entertainment Group, Ltd.; 35,707 shares held by Jones Space Segment, Inc.; 27,585 shares held by Jones Global Group, Inc.; and 643 shares held by Jones Interdigital, Inc.

  (7) Includes 236,893 shares owned by Mr. Jones; 436,649 shares deemed to be held by Mr. Jones pursuant to exercisable stock options; 2,223,414 shares held by International; 136,946 shares held by Jones Entertainment Group, Ltd.; 48,705 shares held by Jones Space Segment, Inc.; 37,626 shares held by Jones Global Group, Inc.; and 877 shares held by Jones Interdigital, Inc.

  (8) Represents shares deemed to be held by Mr. Bowick pursuant to exercisable stock options.

  (9)  Includes 320 shares held by Mr. Coyle's wife.

  (10) Includes 9,657 shares deemed to be held by Mr. Coyle pursuant to exercisable stock options.

  (11) Includes 23,896 shares deemed to be held by Mr. O'Brien pursuant to exercisable stock options.

  (12) Includes 11,673 shares deemed to be held by Ms. Warren pursuant to exercisable stock options.

  (13) Represents shares held by the Sanford Zisman PC Profit Sharing Plan.

  (14) Includes 512,516 shares deemed to be held by various executive officers and directors pursuant to exercisable stock options.

  (15) Includes 8,799 shares held by Mrs. Marocco; 357 shares held by the Joseph Michael Marocco Irrevocable Trust; 26,707 held by the Christine Jones Marocco Irrevocable Trust; 2,239,416 shares held by the Jones International Grantor Business Trust in which Mrs. Marocco has shared voting power; and 474,400 shares held by the Glenn Jones Grantor Business Trust in which Mrs. Marocco has shared voting power.

  (16) Includes 44,972 shares held by Mrs. Marocco; 970 shares held by the Joseph Michael Marocco Irrevocable Trust; 34,815 shares held by the Christine Jones Marocco Irrevocable Trust; and 10,000 shares held by Mrs. Marocco's husband. Mrs. Marocco disclaims beneficial ownership of the shares held by her husband. Mrs. Marocco's husband is a principal in a firm that may from time to time invest in the Company's securities. Mrs. Marocco disclaims beneficial ownership of any securities of the Company that said firm purchases or in which Mr. Marocco may therefor have an interest.

  (17) The Mutuelles AXA group includes AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle and Uni Europe Assurance Mutuelle. The Mutuelles AXA group, AXA and The Equitable Companies Incorporated have sole voting power over 1,341,700 shares and sole dispositive power over 1,356,200 shares.

  (18) Bell Canada International Inc. ("BCI"), the sole shareholder of Bell Canada International BVI III Limited, may be deemed to have beneficial ownership of the 2,878,151 shares of Common Stock covered by Option Agreements dated December 20, 1994 among Morgan Guaranty Trust Company of New York, acting as agent for BCI, and the Glenn Jones Grantor Business Trust, the Jones International Grantor Business Trust, Jones Entertainment Group, Ltd., Jones Space Segment, Inc., Jones Global Group, Inc. and Jones Interdigital, Inc.

  (19) Bell Canada International BVI III Limited is a wholly owned subsidiary of Bell Canada International Inc., 1000 de la Gauchetiere Street West, Suite 1100, Montreal, Quebec, Canada H3B 4Y8.

  (20) The Capital Group Companies, Inc. has sole voting power over 540,000 shares, shared voting power over no shares and sole dispositive power over 1,555,000 shares.

  (21) Neuberger & Berman has sole voting power over 477,700 shares, shared voting power over 1,019,000 shares and shared dispositive power over 1,862,652 shares.

  (22) This information is based upon filings made by the shareholders with the Securities and Exchange Commission, copies of which were provided to the Company.



                         ITEM 13.  CERTAIN TRANSACTIONS

       Set forth below is a description of the Company's transactions with Jones International, Ltd. ("International"), certain of its subsidiaries and certain other affiliates of the Company during the year ended December 31, 1996.
  While the Company believes that these transactions generally are as favorable as could have been obtained from unaffiliated third parties, in most instances no third party bids or appraisals were obtained and certain of the transactions are by their nature unique to the companies involved. Accordingly, no assurance is given to such effect. In some instances the amounts of transactions have been rounded to the nearest thousand. Certain of the transactions described below are expected to continue during the current fiscal year.

  Jones International, Ltd.

       Jones International, Ltd. and certain of its subsidiaries provide various services to the Company and its managed limited partnerships, including information and data processing services, office space and programming services, as described below. The costs of these services are charged to the Company, and the Company reimburses International accordingly. In some cases, a portion of certain of these expenses are reallocated to the Company's managed partnerships pursuant to the terms of the limited partnership agreements of such limited partnerships.

  Jones Galactic Radio, Inc.

       Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. The Company sold Jones Galactic Radio, Inc. on June 14, 1996. See Item 1, Sales of Radio and TVRO Businesses in 1996. The Company receives satellite programming from Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity. Payments made by the Company to Jones Galactic Radio, Inc. for programming provided to the Company's owned cable television systems for the period from June 15, 1996 to December 31, 1996 totaled $119,000.

  Jones Education Company

       Jones Education Company ("JEC"), a company owned 63% by International, 9% by Mr. Jones, 12% by BCI and 16% by the Company, operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned by the Company. Payments by the Company to JEC Knowledge TV and Jones Computer Network with respect to programming provided to cable television systems owned by the Company for the year ended December 31, 1996 totaled approximately $818,000.

  Jones Financial Group, Ltd.

       Jones Financial Group, Ltd. ("Financial Group") performs services for the Company as its agent in connection with negotiations regarding various financial arrangements of the Company. Financial Group is owned 81% by International and 19% by Glenn R. Jones. In December 1994, the Company entered into a Financial Services Agreement with Financial Group pursuant to which Financial Group has agreed to render financial advisory and related services to the Company for a fee equal to 90% of the fees that would be charged to the Company by unaffiliated third parties for the same or comparable purposes. The Company will pay Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and will reimburse Financial Group for its reasonable out-of-pocket expenses. The term of the Financial Services Agreement is for eight years from December 1994. Financial Group and BCI have entered into a separate agreement pursuant to which BCI is entitled to receive one-half of the net fees earned (gross fees less reasonable and customary operating expenses) by Financial Group under the Financial Services Agreement. During the year ended December 31, 1996, the Company paid Financial Group fees of: $896,000 upon the acquisition of the Manassas System, $1,668,000 upon the exchange of the Carmel System, the Orangeburg System and the Tampa System for the South Prince Georges County System and the Reston System; and $1,286,000 upon the exchange of the Hilo System, the Kenosha System, the Lodi System, the Ripon System and the Lake Geneva System for the Savannah System.

  Jones Global Group, Inc.

       On June 14, 1996, the Company completed the sale of Jones Galactic Radio, Inc., which was a wholly owned subsidiary of the Company, to Jones Global Group, Inc., a company then owned 38% by the Company and 62% by International, for $17.2 million. The Company's Board of Directors requested and received a fairness opinion related to this sale from an unaffiliated investment banking firm. The sales price was paid in the form of 984,968 ADSs of Bell Cablemedia plc. The number of ADSs represents the purchase price of $17.2 million divided by the 30-day average closing price of an ADS for the 30-day period immediately preceding the closing date. As a result of this transaction, the

  Company now directly owns approximately 7.2 million ADSs of Bell Cablemedia. See The Company's Equity Investments in Affiliates for a description of the Company's current investment in Jones Global Group, Inc. Jones Global Group, Inc. subsequently sold Jones Galactic Radio, Inc. to Jones International Networks, Ltd., another affiliate of International.

  Jones Interactive, Inc.

       Jones Interactive, Inc. ("Interactive"), a wholly owned subsidiary of International, provides information management and data processing services for operating companies affiliated with International. Charges to the various operating companies are based on usage of computer time by each entity. The amount charged to the Company and its managed partnerships by Interactive for the year ended December 31, 1996 totaled $5,784,000. Approximately 40% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.

  Jones Properties, Inc.

       Jones Properties, Inc. is a wholly owned subsidiary of International.
  The Company is a party to a lease with Jones Properties, Inc. under which the Company has leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term expiring July 2000, with three 5-year renewal options. The annual rent is not to exceed $24.00 per square foot, plus operating expenses. The Company has subleased approximately 46% of the building to International and certain other affiliates on the same terms and conditions of the above-mentioned lease.
  Rent payments to Jones Properties, Inc. by the Company, net of subleasing reimbursements, for the year ended December 31, 1996 were approximately $1,467,000. Approximately 40% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.

  Mind Extension Institute, Inc.

       Mind Extension Institute, Inc. ("MEI"), a subsidiary of Jones Education Company, provides cable-related instructional videos and other training materials to multiple system operators, including the Company and its affiliates. During the year ended December 31, 1996, the Company and its affiliates paid MEI approximately $75,580 for these materials.

  Product Information Network

       The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." PIN has an affiliation agreement with the Company that expires on February 1, 2005. The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of the Company's owned cable television systems carry PIN for all or part of each day. Aggregate payments received by the Company from the PIN Venture relating to the Company's owned cable television systems totaled approximately $466,000 for the year ended December 31, 1996.

  Great American Country

       The Great American Country network provides country music video programming to certain of the Company's owned systems. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International. During the year ended December 31, 1996, the Company paid Great American Country, Inc. $281,400 for programming provided by Great American Country to Company-owned cable television systems.

  Certain Transactions Related to Acquisition of Company Stock by BCI
  -------------------------------------------------------------------

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

       On December 20, 1994, contemporaneous with the closing of the acquisition by BCI of shares of the Company's Class A Common Stock,

       1. International and Glenn R. Jones and certain affiliates of International (collectively, the "Grantors") entered into option agreements providing for the grant of options to Morgan Guaranty Trust Company of New York, acting as agent for BCI, to purchase all of the shares of the Company's Common Stock then held, directly or indirectly, by International, Mr. Jones and the affiliates of International. BCI purchased such options at a price of $19.00 for each share of the Company's Common Stock owned by Grantors on the date of the execution of the option agreements. This option payment resulted in the Grantors receiving approximately $54,684,869 from BCI. This amount will not be offset against the exercise price for the shares of Common Stock under the option agreements should BCI elect to exercise these options in the future.

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

       4. The Company entered into a Supply and Services Agreement with BCI. Pursuant to the Supply and Services Agreement, BCI will provide the Company with access to the expert advice of personnel from BCI and its affiliates for the equivalent of three man-years on an annual basis. The Company will pay an annual fee of $2,000,000 to BCI during the term of the agreement. Payments made by the Company under the Supply and Services Agreement during the year ended December 31, 1996 totaled $2,000,000.

       5. The Company entered into a Secondment Agreement with BCI. Pursuant to the Secondment Agreement, BCI provided twelve secondees during 1996. These secondees worked for the Company and its managed partnerships. The Company reimbursed BCI for the full employment costs of such individuals. The Company reimbursed BCI $1,138,000 during the year ended December 31, 1996. Approximately 40% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.


  The Company's Equity Investments in Affiliates
  ----------------------------------------------

       The Company has equity investments in the following affiliated entities:

       1. Until December 1996, the Company owned a 38% interest in Jones Global Group, Inc. ("Global Group"), a Colorado corporation, and International owned the remaining 62% interest. In December 1996, Global Group redeemed 225 shares of its stock held by the Company at a price of $39,778.61 per share, for an approximate redemption price of $8,950,188. The redemption price is subject to the results of an appraisal, which is expected to be completed in the first half of 1997. The redemption price was paid in the form of a promissory note bearing interest at 6% per annum and is payable from time to time out of any proceeds from the sale by Global Group of its ADSs in Bell Cablemedia, and in any event no later than 18 months after issuance. As a result of this redemption, the Company now owns a 20% interest in Global Group, and International owns an 80% interest in Global Group. Through February 28, 1997, Global Group had paid $6,950,000 of the note.

       2. The Company holds 7,210,764 ADSs of Bell Cablemedia plc. Bell Cablemedia plc owns and operates certain cable/telephony systems in the United Kingdom and Spain. The Company acquired 6,225,796 ADSs in 1994 by contributing all of its cable/telephony properties in the United Kingdom and Spain to Bell Cablemedia. The Company acquired an additional 984,968 ADSs upon the sale of Jones Galactic Radio, Inc. to Jones Global Group, Inc. in June 1996. The 7,210,764 ADSs of Bell Cablemedia plc held by the Company represent an 8.6% interest in Bell Cablemedia as of February 28, 1997, and the Company's ADSs are now considered available for sale because of an effective registration statement available to the Company.

       3. The Company is the general partner of Jones Intercable Investors, L.P., a Colorado limited partnership, which was formed on September 18, 1986, and the Company owns a 1% general partner interest. In a series of transactions, the Company purchased limited partnership units, giving the Company an approximate 19% limited partner interest in Jones Intercable Investors, L.P. The Company's net investment in this partnership totaled approximately $3,253,000 at December 31, 1996. Based upon the quoted market price of $13.63 per unit at December 31, 1996, the quoted market value of this investment was approximately $21,708,000.

       4. During 1992, the Company invested $10,000,000 in Mind Extension University, Inc. ("ME/U"), an affiliated company and subsidiary of JEC, that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of ME/U issued to the Company was based on the average of two separate independent appraisals of ME/U. Through its acquisition of the assets of Jones Spacelink, Ltd., the Company obtained an additional 13% interest in ME/U in December 1994. In 1996, additional issuances of ME/U's Class A Common Stock reduced the Company's investment in ME/U to 26%.

       5. The Company and Jones Cyber Solutions, Ltd. ("JCS"), an indirect subsidiary of International, have formed a venture, known as Jones Customer Service Management, L.L.C., for the purpose of developing a subscriber billing and management system. As of December 31, 1996, the Company had invested $5,200,000 in the venture. JCS is performing the basic system development work for the venture and is being paid periodically on a time and materials basis, plus 10% of the amount charged, for its own service. Upon the completion of the billing and management system software, the Company and JCS will have license rights to use such system in perpetuity. The venture will also perform additional services for the Company in the implementation of the new subscriber billing and management system. The venture intends to subcontract such maintenance and conversion services to JCS on the basis of time and materials plus 10% of the amount of the JCS services. The venture will grant to JCS the exclusive right to distribute the system to third parties for a period of five years for a commission on the license fees to be earned by the venture from such licensing.

       6. In 1993, 1994 and 1995, the Company advanced a total of $20,000,000 to ME/U. Interest on such advances was charged at the Company's weighted average cost of borrowing plus 2%. On April 11, 1995, the Company converted its advances to ME/U into shares of Class A Common Stock of JEC, the parent company of ME/U, for an approximately 17% equity interest in JEC. In 1996, subsequent issuances of JEC's Class A Common Stock reduced the Company's investment in JEC to 16%. JEC is an affiliate of International.

                                    PART IV

Item 14.    Exhibits and Reports on Form 8-K
-------     --------------------------------

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

2.4 Purchase and Sale Agreement dated February 22, 1995 between Cable TV Fund 12-B, Ltd. and the Company. (2)

2.5 Amendment No. 1 dated July 24, 1995 to Purchase and Sale Agreement dated February 22, 1995 between Cable TV Fund 12-B, Ltd. and the Company. (3)

2.6 Asset Purchase Agreement dated May 31, 1995 between Benchmark Manassas Cable Fund Limited Partnership and the Company. (4)

2.7 Asset Purchase Agreement dated May 31, 1995 between Cablevision of Manassas Park, Inc. and the Company. (4)

2.8 Asset Purchase Agreement dated as of June 30, 1995 between Columbia Associates, L.P. and the Company. (3)

2.9 Purchase and Sale Agreement dated as of August 11, 1995 between IDS/Jones Growth Partners 87-A, Ltd. and the Company. (3)

2.10 Purchase and Sale Agreement dated as of August 11, 1995 between Jones Cable Income Fund 1-B, Ltd. and the Company. (3)

2.11 Purchase and Sale Agreement dated as of August 11, 1995 between Cable TV Fund 12-BCD Venture and the Company. (3)

2.12 Asset Exchange Agreement dated as of August 11, 1995 between Time Warner Entertainment-Advance/Newhouse Partnership and the Company.
            (3)

2.13 Asset Purchase Agreement dated September 5, 1995 between Cable TV Joint Fund 11 and the Company relating to the Manitowoc System. (5)

2.14 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income Partners 87-1, L.P. and the Company relating to the Lodi System. (5)

2.15 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income/Growth Fund 1-A, Ltd. and the Company relating to the Ripon System. (5)

2.16 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income/Growth Fund 1-A, Ltd. and the Company relating to the Lake Geneva System. (5)

2.17 Asset Exchange Agreement dated September 1, 1995, between the Company and Time Warner Entertainment Company, L.P. (5)

2.18 Assignment and Assumption Agreement dated as of September 15, 1995 between the Company and Jones Cable Holdings, Inc. (6)

2.19 Purchase and Sale Agreement dated as of October 15, 1995 between the Company and Jones Cable Holdings, Inc. (6)

2.20 Asset Purchase Agreement (Walnut) dated August 16, 1996 between Jones Intercable, Inc. and Century Communications Corp. (7)

2.21 Asset Purchase Agreement (Oxnard) dated August 16, 1996 between Jones Intercable, Inc. and Century Communications Corp. (7)

2.22 Asset Exchange Agreement dated October 25, 1996 between Jones Communications of Colorado, Inc. and United CATV, Inc. (8)

2.23 Asset Purchase Agreement dated July 30, 1996 between Maryland Cable Partners, L.P. and Jones Communications of Maryland, Inc. (9).

2.24 First Amendment to Purchase Agreement dated January 30, 1997 between Maryland Cable Partners, L.P. and Jones Communications of Maryland, Inc. (9)

3.1          Articles of Incorporation and amendments thereto of the Company.
             (10)

3.2          Amendment to Articles of Incorporation of Company filed July 24,
             1995. (3)

3.3          Amendment to Articles of Incorporation of Company filed September
             18, 1996.

3.4          Bylaws of the Company.  (3)

4.1 Indenture, dated as of May 15, 1987, between the Company and United Bank of Denver National Association. (11)

4.2 Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (12)

4.3 First Supplemental Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (12)

4.4 Second Supplemental Indenture, dated as of March 1, 1993, between the Company and First Trust National Association. (13)

4.5 Form of Shareholders Agreement among Glenn R. Jones, Jones International, Ltd., Bell Canada International Inc. and the Company. (1)

4.6 Indenture dated March 23, 1995 with respect to the Senior Notes, between the Company and U.S. Trust Company of California, N.A. (14)

4.7 First Supplemental Indenture dated as of March 23, 1995 with respect to $200,000,000 aggregate principal amount of the Company's 9 5/8% Senior Notes due 2002, between the Company and the Trustee.
             (14)

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

10.1.2       Form of Employment Agreement between Glenn R. Jones and the
             Company. (1)

10.1.3 Form of Supply and Services Agreement between Bell Canada International Inc. and the Company. (1)

10.1.4 Form of Secondment Agreement between Bell Canada International Inc. and the Company. (1)

10.1.5 Form of Option Agreement for Glenn R. Jones and Jones International, Ltd. between Bell Canada International Inc. and Newco. (1)

10.1.6 Affiliate Agreement dated August 1, 1994 between the Company and Jones Computer Network, Ltd. (3)

10.1.7 Affiliate Agreement dated August 1, 1994 between the Company and Jones Infomercial Networks, Inc. (3)

10.1.8       Services Agreement between the Company and Jones Interactive, Inc.
             (3)

10.1.9 Indemnification Agreement dated March 14, 1994, among the Company, Howard O. Thrall and George J. Feltovich. (15)

10.2.1       Non-Qualified Stock Option Plan of the Company. (16)

10.2.2       Form of Non-Qualified Stock Option Agreement. (16)

10.2.3       1992 Stock Option Plan. (17)

10.2.4       Form of Basic Incentive Stock Option Agreement. (17)

10.2.5       Form of Basic Non-Qualified Stock Option Agreement. (17)

10.3.1 Office Lease, dated June 8, 1984, between the Company and Jones Properties, Inc., regarding office space at 9697 East Mineral Avenue, Englewood, Colorado. (18)

10.3.2 Office Building Lease dated December 9, 1994 between Jones Panorama Properties, Inc. and the Company regarding Lot 4, Panorama Office Park. (3)

10.4.1       Partnership Agreement for Cable TV Fund 11.  (19)

10.4.2       Partnership Agreement for Cable TV Fund 12.  (18)

10.4.3       Partnership Agreement for Cable TV Fund 14.  (20)

10.4.4       Partnership Agreement for Jones Cable Income Fund 1.  (21)

10.4.5 First Restated Agreement of Limited Partnership for Jones Intercable Investors, L.P. (22)

10.4.6       Partnership Agreement for IDS/Jones Growth Partners. (23)

10.4.7       Partnership Agreement for Cable TV Fund 15.  (24)

10.4.8       Partnership Agreement for IDS/Jones Growth Partners II, L.P. (25)

10.4.9       Partnership Agreement of Jones United Kingdom Fund, Ltd. (26)

10.5.1 Credit Agreement dated October 31, 1995 among Jones Cable Holdings, Inc. and NationsBank of Texas, N.A. and The Bank of Nova Scotia, as lenders and as managing agents and various other lenders. (6)

10.5.2 First Amendment dated as of September 17, 1996 to Credit Agreement dated October 31, 1995 among Jones Cable Holdings, Inc. and Nationsbank of Texas, N.A., individually and as agent for various other lenders.

10.5.3 Credit Agreement dated as of October 29, 1996 among Jones Cable Holdings II, Inc. and The Bank of Nova Scotia, Nationsbank of Texas, N.A. and Societe Generale, as managing agents for various lenders.

21           List of Subsidiaries of the Company.

23 Consent of Arthur Andersen & LLP, independent public accountants, to the incorporation by reference of its report into the Company's Form S-8 and Form S-3 Registration Statements.

27           Financial Data Schedule

-----------

(1) Incorporated by reference from the Company's Current Report on Form 8-K, filed on June 6, 1994.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated March 10, 1995.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

(4) Incorporated by reference from the Company's Current Report on Form 8-K dated June 7, 1995.

(5) Incorporated by reference from the Company's Current Report on form 8-K dated September 8, 1995.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated August 28, 1996.

(8) Incorporated by reference from the Company's Current Report on Form 8-K dated November 5, 1996.

(9) Incorporated by reference from the Company's Current Report on Form 8-K dated February 7, 1997.

(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

(11) Incorporated by reference from the Company's Registration Statement No. 33-13545 on Form S-2, filed on April 17, 1987, and Amendment No. 1 thereto, filed on May 8, 1987.

(12) Incorporated by reference from the Company's Registration Statement No. 33-47030 on Form S-3, filed on April 8, 1992, and Amendment Nos. 1 and 2 thereof, filed on April 24, 1992 and June 4, 1992, respectively, and Post-Effective Amendment No. 1 thereof, filed on July 15, 1992.

(13) Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 1993.

(14) Incorporated by reference from the Company's Current Report on form 8-K dated March 23, 1995.

(15) Incorporated by reference from the Company's Form S-4 Registration Statement filed on July 11, 1994.

(16) Incorporated by reference from the Company's Registration Statement No. 2-91911 on Form S-2, filed on June 27, 1984, and Amendment No. 1 thereto, filed on July 17, 1984.

(17) Incorporated by reference from the Company's Registration No. 33-54596 on Form S-8, filed on November 16, 1992.

(18) Incorporated by reference from the Company's Registration Statement No. 2-94127.

(19) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983.

(20) Incorporated by reference from the Company's Registration Statement No. 33-6976, filed on July 3, 1986, and Amendment No. 1 thereto, filed on November 17, 1986.

(21) Incorporated by reference from the Company's Registration Statement No. 33-00968 on Form S-1, filed on October 18, 1985.

(22) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

(23) Incorporated by reference from the Company's Registration Statement No. 33-12473.

(24) Incorporated by reference from the Company's Registration Statement No. 33-24358.

(25) Incorporated by reference from the Company's Registration Statement on Form 8-A No. 0-18133, dated November 16, 1989.

(26) Incorporated by reference from Form 8-A of Jones United Kingdom Fund, Ltd. (Commission File No. 0-19889).

(b)          Reports on Form 8-K

             Current Report on Form 8-K dated November 5, 1996 describing the execution of an asset exchange agreement providing for the exchange of the Company's Jefferson County and Clear Creek County Systems for United CATV, Inc.'s Annapolis, Maryland cable television systems.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JONES INTERCABLE, INC.



                                    By:  /s/ Glenn R. Jones
                                         ------------------
                                         Glenn R. Jones
                                         Chairman of the Board and
  Dated:  March 4, 1997                  Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    By:  /s/ Glenn R. Jones
                                         ------------------
                                         Glenn R. Jones
                                         Chairman of the Board and
                                         Chief Executive Officer
  Dated:  March 4, 1997                  (Principal Executive Officer)


                                    By:  /s/ Kevin P. Coyle
                                         ------------------
                                         Kevin P. Coyle
                                         Group Vice President/Finance
  Dated:  March 4, 1997                  (Principal Financial Officer)


                                    By:  /s/ Larry W. Kaschinske
                                         -----------------------
                                         Larry W. Kaschinske
                                         Controller
  Dated:  March 4, 1997                  (Principal Accounting Officer)

                                    By:  /s/ James B. O'Brien
                                         --------------------
                                         James B. O'Brien
  Dated:  March 4, 1997                  President and Director


                                    By:  /s/ Derek H. Burney
                                         -------------------
                                         Derek H. Burney
  Dated:  March 4, 1997                  Director


                                    By:  /s/ Robert E. Cole
                                         ------------------
                                         Robert E. Cole
  Dated:  March 4, 1997                  Director


                                    By:  /s/ William E. Frenzel
                                         ----------------------
                                         William E. Frenzel
  Dated:  March 4, 1997                  Director


                                    By:  /s/ Donald L. Jacobs
                                         --------------------
                                         Donald L. Jacobs
  Dated:  March 4, 1997                  Director


                                    By:  /s/ James J. Krejci
                                         -------------------
                                         James J. Krejci
  Dated:  March 4, 1997                  Director


                                    By:  /s/ John A. MacDonald
                                         ---------------------
                                         John A. MacDonald
  Dated:  March 4, 1997                  Director


                                    By:  /s/ Raphael M. Solot
                                         --------------------
                                         Raphael M. Solot
  Dated:  March 4, 1997                  Director


                                    By:  /s/ Howard O. Thrall
                                         --------------------
                                         Howard O. Thrall
  Dated:  March 4, 1997                  Director

                                    By:  /s/ Siim A. Vanaselja
                                         ---------------------
                                         Siim A. Vanaselja
  Dated:  March 4, 1997                  Director


                                    By:  /s/ Sanford Zisman
                                         ---------------------
                                         Sanford Zisman
  Dated:  March 4, 1997                  Director


                                    By:
                                         ---------------------
                                         Robert B. Zoellick
  Dated:  March __, 1997                 Director