Form 10-Q
period 1997-03-31
JONES INTERCABLE INC
filed 1997-05-12
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1997
                               --------------

[_]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ____________ to ___________

                         Commission File Number 1-9953

                            JONES INTERCABLE, INC.
               ------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             #84-0613514
--------------------------------------------------------------------------------
State of incorporation                                    I.R.S. employer I.D. #

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

Yes   X                                                        No
    -----                                                         _____

Shares outstanding of each of the registrant's classes of Common Stock, as of May 1, 1997.

       5,113,021    - Common Stock, $.01 par value per share
      26,264,523    - Class A Common Stock, $.01 par value per share

                    JONES INTERCABLE, INC. AND SUBSIDIARIES
                    ---------------------------------------

                                   I N D E X
                                   ---------


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION.

    Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets
            March 31, 1997 and December 31, 1996                               3

         Unaudited Consolidated Statements of Operations
            Three Months Ended March 31, 1997 and 1996                         5

         Unaudited Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1997 and 1996                         6

         Notes to Unaudited Consolidated Financial Statements
            March 31, 1997                                                     7

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                     10

PART II.    OTHER INFORMATION.

    Item 6. Exhibits and Reports on Form 8-K                                  15



UNAUDITED CONSOLIDATED                                                       Jones Intercable, Inc.
BALANCE SHEETS                                                                     and Subsidiaries
As of March 31, 1997 and December 31, 1996
---------------------------------------------------------------------------------------------------
                                                            March 31, 1997        December 31, 1996
ASSETS                                                                (Stated in Thousands)
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS                                    $    2,327           $     1,671

RESTRICTED CASH                                                     905                 1,016

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $1,647,000 in March 1997
    and $1,483,000 in December 1996                              14,129                16,327
  Affiliated entities                                             3,199                 3,996
  Other                                                           1,085                   962

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                        652,021               569,148
    Less-accumulated depreciation                              (201,952)             (184,738)
                                                              ---------             ---------
                                                                450,069               384,410

  Franchise costs and other intangible assets, net of
    accumulated amortization of $238,066,000 in March
    1997 and $219,783,000 in December 1996                      649,396               492,219

  Investments in domestic cable television
    partnerships and affiliates                                  29,513                31,483

  Investment in Bell Cablemedia plc                             113,570               111,767
                                                             ----------             ---------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES               1,242,548             1,019,879
                                                             ----------             ---------

DEFERRED TAX ASSET, net of valuation
  allowance of $58,800,000 in March 1997 and
  $53,006,000 in December 1996                                    3,862                 3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                      80,726                86,416
                                                             ----------            ----------

TOTAL ASSETS                                                 $1,348,781            $1,134,129
                                                             ==========            ==========




           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.



UNAUDITED CONSOLIDATED                                                 Jones Intercable, Inc.
BALANCE SHEETS                                                               and Subsidiaries
As of March 31, 1997 and December 31, 1996
--------------------------------------------------------------------------------------------
                                                         March 31, 1997    December 31, 1996
LIABILITIES AND SHAREHOLDERS' INVESTMENT                          (Stated in Thousands)
--------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                   $   83,885           $   89,563
  Subscriber prepayments and deposits                             3,091                3,112
  Subordinated debentures and other debt                        711,472              463,147
  Credit Facilities                                             329,000              343,000
                                                             ----------            ---------

TOTAL LIABILITIES                                             1,127,448              898,822
                                                             ----------            ---------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 26,264,523 shares issued
    at March 31, 1997 and December 31, 1996                         263                  263
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 shares issued at March 31, 1997
    and December 31, 1996                                            51                   51
  Additional paid-in capital                                    395,341              395,278
  Unrealized holding gain on marketable securities               49,076               47,272
  Accumulated deficit                                          (223,398)            (207,557)
                                                             ----------            ---------

TOTAL SHAREHOLDERS' INVESTMENT                                  221,333              235,307
                                                             ----------            ---------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT               $1,348,781           $1,134,129
                                                             ==========            =========




           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                        and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------
                                                                 For the Three Months Ended
                                                             March 31, 1997       March 31, 1996
                                                         (Stated in Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------
REVENUES FROM CABLE TELEVISION OPERATIONS:
Cable Television Revenue
 Subscriber service fees                                     $       74,675       $       52,342
 Management fees                                                      4,446                5,080
 Distributions and brokerage fees                                     2,530                    -
Non-cable Revenue                                                     1,413                9,565
                                                              -------------        -------------

TOTAL REVENUES                                                       83,064               66,987

COSTS AND EXPENSES:
Cable Television Expenses
 Operating expenses                                                  38,835               27,884
 General and administrative expenses
  (including approximately $1,470,000 and
  $891,000 of related party expenses in 1997
  and 1996, respectively)                                             4,403                3,437
Non-cable operating, general and administrative                       1,910                9,932
Depreciation and amortization                                        35,532               25,361
                                                              -------------        -------------

OPERATING INCOME                                                      2,384                  373

OTHER INCOME (EXPENSE):
 Interest expense                                                   (19,665)             (15,099)
 Equity in losses of affiliated entities                             (1,695)                (886)
 Interest income                                                        382                1,026
 Gain on sale of assets                                               2,979                    -
 Other, net                                                            (226)                (203)
                                                              -------------        -------------

LOSS BEFORE INCOME TAXES                                            (15,841)             (14,789)

   Income tax benefit                                                     -                    -
                                                              -------------        -------------

NET LOSS                                                     $      (15,841)      $      (14,789)
                                                              =============        =============

PRIMARY LOSS PER SHARE:                                      $         (.50)      $         (.47)
                                                              =============        =============

AVERAGE NUMBER OF CLASS A COMMON AND
 COMMON SHARES OUTSTANDING                                           31,378               31,358
                                                              =============        =============


          The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.


UNAUDITED CONSOLIDATED STATEMENTS OF                                                    Jones Intercable, Inc.
CASH FLOWS                                                                                    and Subsidiaries
For the three months ended March 31, 1997 and 1996
--------------------------------------------------------------------------------------------------------------
                                                                          For the Three Months Ended
                                                               March 31, 1997                   March 31, 1996
                                                                             (Stated in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                       $  (15,841)                        $  (14,789)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization                                    35,532                             25,361
   Equity in losses of affiliates                                    1,695                                886
   Gain on sale of assets                                           (2,979)                                 -
   Class A Stock option expense                                         63                                 63
   Decrease in restricted cash                                         111                              4,607
   Decrease in trade receivables                                     2,198                              2,569
   Decrease in other receivables, prepaid
    expenses and other assets                                          805                                 26
   Decrease in accounts payable, accrued
    liabilities and subscriber prepayments and deposits             (5,699)                            (6,920)
                                                                  --------                           --------

Net cash provided by operating activities                           15,885                             11,803
                                                                  --------                           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of cable television systems                             (221,987)                          (249,629)
 Purchase of property and equipment                                (24,346)                           (15,618)
 Other, net                                                            480                                313
                                                                  ---------                          --------

Net cash used in investing activities                             (245,853)                          (264,934)
                                                                  ---------                          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                          240,000                            254,000
 Repayment of debt                                                (254,000)                                 -
 Proceeds from the sale of Senior Notes, net                       248,600                                  -
 Senior Note Offering costs                                         (4,498)                                 -
 Decrease in accounts receivable from affiliated entities              797                              2,478
 Proceeds from Class A stock options                                     -                                143
 Other, net                                                           (275)                              (179)
                                                                  ---------                          --------

Net cash provided by financing activities                           230,624                           256,442
                                                                  ---------                          --------

Increase in Cash and Cash Equivalents                                   656                             3,311

Cash and Cash Equivalents, beginning of period                        1,671                             2,314
                                                                  ---------                          --------

Cash and Cash Equivalents, end of period                          $   2,327                          $  5,625
                                                                  =========                          ========


           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries

(1) This Form 10-Q is being filed by Jones Intercable, Inc. and its subsidiaries (the "Company"). The majority of the Company's cable television systems are owned by two of the Company's wholly owned subsidiaries, Jones Cable Holdings, Inc. ("JCH") and Jones Cable Holdings II, Inc. ("JCH II"). This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1997 and December 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  The Company has completed the following transactions in 1997:

     Acquisition
     -----------

     On January 31, 1997, the Company, pursuant to an agreement with Maryland Cable Partners, L.P., an unaffiliated party, purchased the cable television system serving the communities of Berwyn Heights, Bladensburg, Bowie, Brentwood, Cheverly, College Park, Colmar Manor, Cottage City, Edmonston, Glenarden, Greenbelt, Hyattsville, Landover Hills, Laurel, Mt. Rainer, New Carrollton, North Brentwood, Riverdale, Takoma Park, University Park and portions of Prince Georges County, all in the State of Maryland (the "North Prince Georges County System"). The purchase price was $231,367,000 and was funded by borrowings under JCH's revolving credit facility. The Company paid Jones Financial Group, Ltd. ("Financial Group") a fee of $2,082,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The North Prince Georges County System is contiguous to the Company's South Prince Georges County System and therefore allows the Company to serve all 160,000 cable television subscribers in Prince Georges County.

       Exchange
       --------

       On April 15, 1997, the Company, pursuant to an exchange agreement with United CATV, Inc., an unaffiliated party that is an affiliate of Tele-Communications, Inc., conveyed the cable television systems serving areas in and around Evergreen, Idaho Springs and Jefferson County, all in the State of Colorado, to United CATV, Inc. in exchange for the cable television system serving areas in and around Annapolis, Southern Anne Arundel County and the Naval Academy, all in the State of Maryland (the "Annapolis System"), and cash in the amount of $2,500,000, subject to normal closing adjustments. The Company paid Financial Group a $695,250 fee upon completion of this exchange as compensation to it for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. This transaction brought the Company's owned subscriber count in the Washington, D.C. area to approximately 400,000 subscribers.

       The pro forma effect of the above-described 1997 transactions on the Company's results of operations for the three months ended March 31, 1997 are presented in the following unaudited tabulation:

                           For the three months ended March 31, 1997:
                           ------------------------------------------

                           As Reported   Adjustments    Pro Forma
                           -----------   ------------   ----------

       Revenues            $    83,064   $      4,756   $   87,820
                              ========       ========      =======

       Operating Income    $     2,384   $       (317)  $    2,067
                              ========       ========      =======

       Net Loss            $   (15,841)  $     (3,949)  $  (19,790)
                              ========       ========      =======

       Loss Per Share      $      (.50)                 $     (.63)
                              ========                     =======

       The pro forma effect of the above-described 1997 transactions as well as the acquisition of the cable television system serving Manassass, Virginia in January 1996, the acquisition of the cable television systems serving South Prince Georges County, Maryland and Reston, Virginia in February 1996, the acquisition of the cable television system serving Savannah, Georgia in April 1996, the sale of Galactic Radio, Inc. in June 1996, the sale of the assets of Jones Satellite Programming, Inc. in July 1996 and the sale of certain cable television systems owned by managed partnerships during 1996 and 1997, on the Company's results of operations for the three months ended March 31, 1996 are presented in the following unaudited tabulation:

                                  For the three months ended March 31, 1996:
                                  ------------------------------------------

                                  As Reported   Adjustments   Pro Forma
                                  -----------   -----------   ---------

       Revenues                   $    66,987   $    12,034   $  79,021
                                     ========      ========     =======

       Operating Income (Loss)    $       373   $   (10,697)  $ (10,324)
                                     ========      ========     =======

       Net Loss                   $   (14,789)  $   (14,890)  $ (29,679)
                                     ========      ========     =======

       Loss Per Share             $      (.47)                $    (.95)
                                     ========                   =======

(3) In September 1995, the Company entered into an asset purchase agreement to purchase from Cable TV Joint Fund 11 (the "Venture"), a venture comprised of four managed partnerships, the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System"). Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, the Company and the Venture amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. Under the terms of the asset purchase agreement, as amended, the purchase price for the Manitowoc System will be $16,122,333, subject to closing adjustments. The closing of the purchase of the Manitowoc System is subject to the approval of the limited partners of each of the managed partnerships that comprise the Venture. The Company anticipates that it will receive, from the four managed partnerships that comprise the Venture, general partner distributions totaling approximately $4,518,000 upon the closing of the sale of the Manitowoc System. Funding of the net purchase price of $11,604,333 is expected to be provided by borrowings under the Company's credit facilities. The closing is expected to occur during the second quarter of 1997.

(4) On August 16, 1996, the Company entered into an agreement with an unaffiliated party to sell the cable television systems serving areas in and around Walnut Valley and Oxnard, both in the State of California, for $104,000,000. The closing of this transaction is subject to a number of conditions including obtaining necessary governmental and other third party consents. This transaction is expected to close in the second quarter of 1997. The Company will pay Financial Group a $1,567,000 fee upon completion of this sale for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

(5) On February 28, 1997, JCH II entered into an asset purchase agreement to acquire from Jones Intercable Investors, L.P. (the "Partnership"), a Colorado limited partnership managed by the Company, the cable television systems serving communities in and around Independence, Missouri (the "Independence System") for a purchase price of $171,213,667, which represents the average of three independent appraisals of the fair market value of the Independence System. The Company anticipates that it will receive a limited partner distribution totaling approximately $25,700,000 from the sale by the Partnership of the Independence System because of the Company's equity interest in the Partnership. The closing of the purchase of the Independence System is subject to the consents of governmental authorities and other third parties and is expected to occur in the second half of 1997. The Partnership will pay The Jones Group, Ltd., a wholly owned subsidiary of the Company, a $4,280,000 brokerage fee in connection with this transaction.

(6) On December 23, 1996, the Company redeemed 225 of its 380 shares of Jones Global Group, Inc. ("Global Group") in exchange for a $8,950,188 note receivable from Global Group. The note was repaid during the first quarter of 1997. As a result of this transaction, the Company now only owns a 20% interest in Global Group. The redemption price is subject to adjustment based on an appraisal of Global Group to be completed in the first half of 1997. As a result of this transaction, the Company recognized a gain of $2,979,000 in the first quarter of 1997.

(7) On March 18, 1997, the Company issued and sold $250,000,000 of its 8 7/8% Senior Notes due April 1, 2007. Proceeds from the sale of the Senior Notes will be used to redeem the Company's $160 million 11.5% Subordinated Debentures (the "11.5% Debentures") due 2004 and for general corporate purposes. The 11.5% Debentures are redeemable on July 15, 1997 at 106.75% of the par value. Pending the use of the proceeds from the sale of the Senior Notes for the above described purposes, the Company has applied the proceeds to reduce amounts outstanding under the Company's credit facilities.

(8) On April 25, 1997, the Company tendered its 7,210,764 American Depositary Shares of Bell Cablemedia plc to Cable & Wireless Communications plc ("C&W") in exchange for 25,017,385 ordinary shares of C&W.

(9) Net income (loss) per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings (loss) per share.

(10) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the three months ended March 31, 1997 and 1996. Approximately $31,590,000 and $22,509,000 of interest expense was paid during the three months ended March 31, 1997 and 1996, respectively. No material non-cash investing or financing transactions were recorded during the first three months of fiscal 1997 and 1996.

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

       FINANCIAL CONDITION

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

       In implementing the Company's acquisition strategy, the Company acquired the North Prince Georges County System in January 1997 and the Annapolis System in April 1997 because they are near other systems owned by the Company in the Washington DC area. The net effect of the acquisition of such systems and the disposition of the Company's Colorado cable television systems has increased the Company's basic subscriber base by approximately 86,000 basic subscribers to approximately 680,000 basic subscribers at March 31, 1997. These transactions are described in detail in Note 2 of the Notes to Unaudited Consolidated Financial Statements.

       The North Prince Georges System was purchased for $231,367,000. Funding was provided by borrowings available under JCH's revolving credit facility. The Annapolis System was acquired in exchange for the Colorado cable television systems owned by the Company.

       In addition to the systems already acquired during 1997, the Company has entered into agreements to acquire two additional cable television systems. In September 1995, the Company entered into an agreement to purchase the Manitowoc System. As amended in September 1996, this agreement provides for a purchase price of $16,122,333 for the Manitowoc System. Funding for this purchase is expected to be provided by borrowings under the Company's revolving credit facilities. This transaction is expected to close in the second quarter of 1997. In February 1997, the Company entered into an agreement to purchase the Independence System for $171,213,667. Funding for this purchase, which is expected to close in the second half of 1997, is expected to be provided by borrowings available under JCH II's revolving credit facility. These transactions are described in detail in the Notes to Unaudited Consolidated Financial Statements.

       From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of March 31, 1997, the Company had advanced funds to various managed partnerships totaling approximately $3,199,000, a decrease of approximately $797,000 over the amount advanced at December 31, 1996. These advances represent funds for capital expansion and improvements of properties owned by the Company's 23 managed partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during the remainder of 1997. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

       The Company purchased property, plant and equipment totaling approximately $24,346,000 during the first three months of 1997. Such expenditures included $1,400,000 expended related to the development of a new customer care/billing system and $3,200,000 related to the development of telephone service in Maryland and Virginia. The remainder of the capital expenditures, totaling $19,746,000, is principally the result of the following:
(a) the upgrade and rebuild of the cable plant in the Company's cable television systems in the Washington DC area; and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Anne Arundel, Maryland; South Prince Georges County, Maryland; and Augusta, Georgia systems. Estimated capital expenditures for the remainder of 1997 are approximately $80,600,000. Of these capital expenditures, approximately $68,800,000 is for cable extensions, rebuilds and other enhancements in the cable television systems owned by the Company, $10,600,000 is for the development of a customer care/billing system and $1,200,000 is for the development of telephone service in Maryland and Virginia. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's revolving credit facilities, as discussed below.

       Sources of Funds

       The Company's main sources of capital consist of cash generated from operations and borrowings available under the Company's two revolving credit facilities, each of which has maximum available borrowings of $600 million.

       The $600 million JCH revolving credit facility is a reducing revolving credit facility. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity date of December 31, 2004. The balance outstanding on the JCH revolving credit facility at March 31, 1997 was $162,000,000.

       The $600 million JCH II Revolving Credit Facility consists of a $300 million reducing revolving credit facility and a $300 million 364 day revolving credit facility. The reducing revolving credit facility allows for borrowings through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364 day revolving credit facility allows for borrowings through the 364th day subsequent to the closing date of the loan, at which time any outstanding borrowings convert to a term loan payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The balance outstanding on the

JCH II Revolving Credit Facility at March 31, 1997 was $167,000,000. This amount was borrowed under the reducing revolving credit facility.

       The Company has an effective registration statement relating to the sale of $600 million of senior debt securities, senior subordinated debt securities, subordinated debt securities and Class A Common Stock. The Company may, from time to time, issue securities not to exceed $600 million pursuant to this registration statement. On March 18, 1997, the Company issued and sold $250,000,000 of its 8 7/8% Senior Notes due April 1, 2007. Proceeds from the sale of the Senior Notes will be used to retire the Company's $160 million 11.5% Subordinated Debentures (the "11.5% Debentures") due 2004 and for general corporate purposes. The 11.5% Debentures are redeemable on July 15, 1997 at 106.75% of the par value. Pending the redemption of the 11.5% Debentures, the Company used the proceeds from the 8 7/8% Senior Notes to reduce amounts outstanding under the Company's credit facilities.

       The Company, in its capacity as the general partner of its managed partnerships, may from time to time receive distributions upon the sale of cable television systems owned by such partnerships. No such distributions were received during the three months ended March 31, 1997. In addition, The Jones Group, Ltd., a wholly owned subsidiary of the Company, may receive brokerage fees upon the sale of the managed partnerships' cable television systems to third parties. During the three months ended March 31, 1997, the Company received brokerage fees of $3,193,000, less expenses of $663,000, upon the sale of certain cable television systems owned by managed partnerships.

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

       On December 23, 1996, the Company redeemed 225 of its 380 shares of Global Group in exchange for a $8,950,188 note receivable from Global Group.
The note was repaid during the first quarter of 1997. As a result of this transaction, the Company recognized a gain of $2,979,000 in the first quarter of 1997.

       The Company has sufficient sources of capital available, consisting of cash generated from operations and available borrowings from its revolving credit facilities, to fund its committed acquisition requirements and to meet its operational needs.

       RESULTS OF OPERATIONS

       Revenues

       The Company derives its revenues from four primary sources: subscriber fees from Company-owned cable television systems, management fees from revenues earned by managed limited partnerships, fees and distributions payable upon the sale of cable television properties owned by managed limited partnerships and revenues from non-cable television subsidiaries. Total revenues for the three months ended March 31, 1997, totaled $83,064,000, an increase of $16,077,000, or 24%, over the total of $66,987,000 for the three months ended March 31, 1996. This increase reflects the Company's acquisition of the following: the cable television system serving Manassas, Virginia on January 10, 1996; the cable television system serving South Prince Georges County, Maryland on February 29, 1996; the cable television system serving Reston, Virginia on February 29, 1996; the cable television system serving Savannah, Georgia on April 12, 1996 and the cable television system serving North Prince Georges County, Maryland on January 31, 1997 (the "Acquired Systems"). The increase in revenues from the acquisition of the Acquired Systems was offset, in part, by the sale of Jones Galactic Radio, Inc. ("Galactic Radio") on June 14, 1996 and the sale of the assets of Jones Satellite Programming, Inc. ("JSP") on July 31, 1996 (the "Asset Sales"), as well as a decrease in management fees due to the sale of certain cable television systems owned by managed partnerships. Adjusting for the effect of the Acquired Systems, the Asset Sales and the reduction in management fees due to the sale of cable television systems owned by managed partnerships (the "Pro Forma Adjustments"), total revenues would have increased $5,654,000, or 8%.

       The Company's subscriber service fees increased $22,333,000, or 43%, to $74,675,000 for the three months ended March 31, 1997 from $52,342,000 for the three months ended March 31, 1996. The acquisition of the Acquired Systems accounted for $17,026,000, or 76%, of this increase. With the Pro Forma Adjustments, subscriber service fees would have increased $5,307,000, or 8%. This increase was due primarily to an increase in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company. Disregarding the effect of acquisitions during the first quarter of 1997, basic subscribers increased 7,733, an annualized increase of 5.3%.

       The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $4,446,000 for the three months ended March 31, 1997, a decrease of $634,000, or 12%, over the total of $5,080,000 reported for the months ended March 31, 1996. The decrease in management fees was a result of the sale of certain managed systems in 1996 and 1997. With the Pro Forma Adjustments, management fees increased 6%.

       In its capacity as the general partner of its managed partnerships, the Company also receives revenues in the form of distributions upon the sale of cable television properties owned by such partnerships. No such revenues were recognized during the three month periods ended March 31, 1997 and 1996. In addition, The Jones Group, Ltd., a wholly owned subsidiary of the Company, earns brokerage fees upon the sale of managed cable television systems to third parties. During the first quarter of 1997, the Company earned brokerage fees of $3,193,000, less expenses of $663,000 on the sale of certain cable television systems owned by managed partnerships.

       The Company also operates certain non-cable subsidiaries. Non-cable revenue totaled $1,413,000 for the three months ended March 31, 1997, a decrease of $8,152,000, or 85%, over the $9,565,000 recorded for the three months ended March 31, 1996. This decrease was due primarily to the sale of Galactic Radio and the assets of JSP in 1996.

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

       Cable operating expenses increased $10,951,000, or 39%, to $38,835,000 for the three months ended March 31, 1997 compared to $27,884,000 for the three months ended March 31, 1996. The acquisition of the Acquired Systems accounted for approximately 78% of this increase. With the Pro Forma Adjustments, cable operating expenses would have increased $2,363,000, or 6%. This increase was due primarily to increases in premium and satellite programming costs.

       Cable general and administrative expense increased $966,000, or 28%, to $4,403,000 for the three months ended March 31, 1997 from $3,437,000 for the three months ended March 31, 1996. As the Company acquires cable television systems for its own account and sells cable television systems owned by managed partnerships, and thereby transitions from a management company to an operating company, the Company's proportionate percentage of total general and administrative expenses will increase. With the Pro Forma

Adjustments, cable general and administrative expenses decreased $189,000, or 4%. The decrease is due to effective cost controls relating to general and administrative expense.

       Non-cable operating, general and administrative expense decreased $8,022,000, or 81%, to $1,910,000 for the three months ended March 31, 1997 from $9,932,000 for the three months ended March 31, 1996. This decrease is due primarily to the sales of Galactic Radio and the assets of JSP.

       Depreciation and amortization expense increased $10,171,000, or 40%, to $35,532,000 for the three months ended March 31, 1997 from $25,361,000 for the three months ended March 31, 1996. Depreciation and amortization relating to the Acquired Systems was primarily responsible for this increase.

       Operating Income

       Operating income increased $2,011,000 to $2,384,000 for the three months ended March 31, 1997 from $373,000 for the three months ended March 31, 1996.

       The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. The value of a cable television company is often determined using multiples of cable television system cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $12,182,000, or 47%, to $37,916,000 for the three months ended March 31, 1997 from $25,734,000 for the three months ended March 31, 1996. On a pro forma basis, operating income before depreciation and amortization would have increased $3,383,000, or 11%.

       Other Income (Expense)

       Interest expense increased $4,566,000, or 30%, to $19,665,000 for the three months ended March 31, 1997 from $15,099,000 for the three months ended March 31, 1996. This increase was due to higher outstanding balances on interest bearing obligations. Proceeds from borrowings were used to fund the acquisition of the Acquired Systems.

       Equity in losses of affiliated entities increased $809,000, or 91%, to $1,695,000 for the three months ended March 31, 1997 from $886,000 for the three months ended March 31, 1996. This increase was due primarily to an increase in the net losses of Jones Education Company.

       Interest income decreased to $382,000 for the three months ended March 31, 1997 from $1,026,000 for the three months ended March 31, 1996, due to a reduction in receivable from managed partnerships.

       Net loss increased $1,052,000 to $15,841,000 for the three months ended March 31, 1997 from $14,789,000 for the three months ended March 31, 1996, due primarily to the increases in depreciation and amortization expense and interest expense.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 10-K.

         a)   Exhibits

              15) Letter Regarding Unaudited Interim Financial Statements.
              27) Financial Data Schedule
              28) Accountants' Review report, dated May 2, 1997.

         b)   Reports on Form 8-K

              Report on Form 8-K dated March 21, 1997, describing the issuance and sale of $250,000,000 of 8 7/8% Senior Notes on March 18,
               1997.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  JONES INTERCABLE, INC.


                                                  /s/ Kevin P. Coyle
                                                  ------------------------------
                                                  Kevin P. Coyle
                                                  (Group Vice President/Finance)

Dated:  May 7, 1997