Form 10-Q
period 1997-06-30
JONES INTERCABLE INC
filed 1997-07-31
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 1997
                               -------------

[_]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ____________ to ___________

                         Commission File Number 1-9953

                            JONES INTERCABLE, INC.
--------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                      #84-0613514
--------------------------------------------------------------------------
State of incorporation                               I.R.S. employer I.D.#

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

Shares outstanding of each of the registrant's classes of Common Stock, as of July 25, 1997.

26,264,523  - Common Stock, $.01 par value per share

5,113,021  - Class A Common Stock, $.01 par value per share

                    JONES INTERCABLE, INC. AND SUBSIDIARIES
                    ---------------------------------------



                                   I N D E X
                                   ---------




                                                                                                 Page
                                                                                                Number
PART I.  FINANCIAL INFORMATION.                                                                 ------

  Item 1. Financial Statements

     Unaudited Consolidated Balance Sheets
       June 30, 1997 and December 31, 1996                                                         3

     Unaudited Consolidated Statements of Operations
       Three and Six Months Ended June 30, 1997 and 1996                                           5

     Unaudited Consolidated Statements of Cash Flows
       Six Months Ended June 30, 1997 and 1996                                                     6

     Notes to Unaudited Consolidated Financial Statements
       June 30, 1997                                                                               7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                         10


PART II.   OTHER INFORMATION.

  Item 6.  Exhibits and Reports on Form 8-K                                                       16

UNAUDITED CONSOLIDATED                                                         Jones Intercable, Inc.
BALANCE SHEETS                                                                       and Subsidiaries
As of June 30, 1997 and December 31, 1996
_____________________________________________________________________________________________________
                                                             June 30, 1997       December 31, 1996
ASSETS                                                                   (Stated in Thousands)
_____________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS                                $      6,174           $      1,671

RESTRICTED CASH                                                   912                  1,016

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $2,027,000 in June 1997
    and $1,483,000 in December 1996                            15,128                 16,327
  Affiliated entities                                           4,313                  3,996
  Other                                                           886                    962

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      685,122                569,148
    Less-accumulated depreciation                            (215,228)              (184,738)
                                                            ---------            -----------
                                                              469,894                384,410

  Franchise costs and other intangible assets, net of
    accumulated amortization of $258,495,000 in June
    1997 and $219,783,000 in December 1996                    638,702                492,219

  Investments in cable television
    partnerships and affiliates                                28,424                 31,483

  Investment in Bell Cablemedia plc                                 -                111,767
                                                            ---------            -----------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES             1,137,020              1,019,879
                                                            ---------              ---------

DEFERRED TAX ASSET, net of valuation
  allowance of $59,416,000 in June 1997 and
  $53,006,000 in December 1996                                  3,862                  3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                    85,390                 86,416
                                                            ---------            -----------

TOTAL ASSETS                                             $  1,253,685           $  1,134,129
                                                            =========            ===========




           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.



UNAUDITED CONSOLIDATED                                                           Jones Intercable, Inc.
BALANCE SHEETS                                                                         and Subsidiaries
As of June 30, 1997 and December 31, 1996
________________________________________________________________________________________________________

                                                             June 30, 1997    December 31, 1996
LIABILITIES AND SHAREHOLDERS' INVESTMENT                            (Stated in Thousands)
________________________________________________________________________________________________________

LIABILITIES:
  Accounts payable and accrued liabilities                  $  113,205           $  89,563
  Subscriber prepayments and deposits                            2,928               3,112
  Subordinated debentures and other debt                       712,178             463,147
  Credit  facilities                                           230,500             343,000
                                                            ----------           ---------

TOTAL LIABILITIES                                            1,058,811             898,822
                                                            ----------           ---------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 26,264,523 shares issued
    at June 30, 1997 and December 31, 1996                         263                 263
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 shares issued at June 30, 1997
    and December 31, 1996                                           51                  51
  Additional paid-in capital                                   395,404             395,278
  Unrealized holding gain on marketable securities                   -              47,272
  Accumulated deficit                                         (200,844)           (207,557)
                                                            ----------           ---------

TOTAL SHAREHOLDERS' INVESTMENT                                 194,874             235,307
                                                            ----------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT              $1,253,685        $  1,134,129
                                                             =========          ==========




           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                                                              Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                                                                  and Subsidiaries
For the three and six months ended June 30, 1997 and 1996
___________________________________________________________________________________________________________________________
                                                     For the Three Months Ended                  For the Six Months Ended
                                                     --------------------------                  ------------------------
                                               June 30, 1997         June 30, 1996       June 30, 1997         June 30, 1996
                                                               (Stated in Thousands Except Per Share Data)
___________________________________________________________________________________________________________________________

REVENUES FROM OPERATIONS:
Cable Television Revenue
  Subscriber service fees                     $       83,199      $         63,800      $      158,312      $        116,142
  Management fees                                      4,589                 4,774               9,035                 9,854
  Distributions  and  brokerage  fees                    238                15,483               2,768                15,483
Non-cable Revenue                                      2,908                 9,109               4,321                18,674
                                                   ---------             ---------           ---------             ---------

TOTAL REVENUES                                        90,934                93,166             174,436               160,153


COSTS AND EXPENSES:
Cable Television Expenses
  Operating expenses                                  43,911                33,696              82,746                61,580
  General and administrative expenses *                5,242                 4,492              10,083                 7,929
Non-cable operating, general and
 administrative                                        2,784                 8,857               4,694                18,789
Depreciation and amortization                         34,901                28,677              70,433                54,038
                                                  ----------             ---------           ---------             ---------

OPERATING INCOME                                       4,096                17,444               6,480                17,817


OTHER INCOME (EXPENSE):
  Interest expense                                   (24,038)              (17,469)            (43,703)              (32,568)
  Equity in losses of affiliated entities             (1,058)               (1,122)             (2,753)               (2,008)
  Gain on sale of assets                              44,563                     -              47,542                    -
  Interest income                                        421                 1,466                 803                 2,492
  Other, net                                          (1,430)                  572              (1,656)                  369
                                                  ----------             ---------           ---------             ---------

INCOME (LOSS) BEFORE INCOME TAXES                     22,554                   891               6,713               (13,898)

      Income tax benefit                                  -                     -                   -                     -
                                                  ----------             ----------          ----------            ----------

NET INCOME (LOSS)                          $          22,554   $               891   $           6,713   $           (13,898)
                                                  ==========             =========           =========             =========

PRIMARY INCOME (LOSS) PER SHARE:           $             .72   $               .03   $             .21   $              (.44)
                                                  ==========             =========           =========              =========

AVERAGE NUMBER OF CLASS A COMMON AND
  COMMON SHARES OUTSTANDING                           31,378                31,377              31,378                31,367
                                                  ==========             =========           =========             =========





* Of the total general and administrative expenses, approximately $1,218,000 and $973,000 for the three months ended June 30, 1997 and 1996, respectively, and approximately $2,688,000 and $1,864,000 for the six months ended June 30, 1997 and 1996, respectively, represent related party expenses.



           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF                                                  Jones Intercable, Inc.
CASH FLOWS                                                                                  and Subsidiaries
For the six months ended June 30, 1997 and 1996
_____________________________________________________________________________________________________________
                                                                         For the Six Months Ended
                                                                   ____________________________________
                                                                   June 30, 1997          June 30, 1996
                                                                         (Stated in Thousands)
_____________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $     6,713          $     (13,898)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                       70,433                 54,038
      Gain on sale of assets                                             (47,542)                    -
      Equity in losses of affiliates                                       2,753                  2,008
      Class A Stock option expense                                           126                    126
      Decrease in restricted cash                                            104                  4,591
      Decrease in trade receivables                                        1,199                  2,983
      Increase in other receivables, prepaid
        expenses and other assets                                         (5,311)                (9,704)
      Increase in accounts payable, accrued
        liabilities and subscriber prepayments and deposits               23,458                  6,741
                                                                        --------               --------

Net cash provided by operating activities                                 51,933                 46,885
                                                                        --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television systems                                  (246,682)              (299,475)
  Deposit on cable television system                                      12,000                     -
  Purchase of property and equipment                                     (54,447)               (41,373)
  Proceeds from sale of assets                                           109,276                     -
  Other, net                                                                 707                  1,981
                                                                        --------               --------

Net cash used in investing activities                                   (179,146)              (338,867)
                                                                        --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               250,000                290,000
  Repayment of borrowings                                               (362,500)                    -
  Proceeds from the sale of Senior Notes, net                            248,600                     -
  Senior note offering costs                                              (4,498)                    -
  Decrease (increase) in accounts receivable from affiliated entities       (317)                 6,728
  Proceeds from Class A stock options                                         -                     149
  Other, net                                                                 431                   (166)
                                                                        --------               --------

Net cash provided by financing activities                                131,716                296,711
                                                                        --------               --------

Increase in Cash and Cash Equivalents                                      4,503                  4,729

Cash and Cash Equivalents, beginning of period                             1,671                  2,314
                                                                        --------               --------

Cash and Cash Equivalents, end of period                             $     6,174          $       7,043
                                                                        ========               ========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                          Jones Intercable, Inc.
FINANCIAL STATEMENTS                                           and Subsidiaries



(1) This Form 10-Q is being filed by Jones Intercable, Inc. and its subsidiaries (the "Company"). The majority of the Company's cable television systems are owned by two of the Company's wholly owned subsidiaries, Jones Cable Holdings, Inc. ("JCH") and Jones Cable Holdings II, Inc. ("JCH II"). This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 30, 1997 and December 31, 1996 and its results of operations and cash flows for the three and six months ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.


(2)  The Company has completed the following transactions in 1997:

      Acquisition of cable television systems
      ---------------------------------------

      On January 31, 1997, the Company, purchased from Maryland Cable Partners, L.P., an unaffiliated party, the cable television system serving the communities of Berwyn Heights, Bladensburg, Bowie, Brentwood, Cheverly, College Park, Colmar Manor, Cottage City, Edmonston, Glenarden, Greenbelt, Hyattsville, Landover Hills, Laurel, Mt. Rainer, New Carrollton, North Brentwood, Riverdale, Takoma Park, University Park and unincorporated portions of northern Prince Georges County, all in the State of Maryland (the "North Prince Georges County System"). The purchase price was $231,367,000 and was funded by borrowings under JCH's revolving credit facility. The Company paid Jones Financial Group, Ltd. ("Financial Group"), an affiliated company, a fee of $2,082,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The North Prince Georges County System is contiguous to the Company's South Prince Georges County System. The Company now serves all 160,000 cable television subscribers in Prince Georges County.

      On June 30, 1997, the Company purchased from Cable TV Joint Fund 11 (the "Venture"), a venture comprised of four managed partnerships, the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System"). The purchase price for the Manitowoc System was $16,122,333. The Company received, from the four managed partnerships that comprise the Venture, general partner distributions totaling approximately $4,556,000 upon the closing of the sale of the Manitowoc System. Funding of the net purchase price of $11,566,000 was provided by borrowings under the Company's credit facilities.

      Exchange of cable television systems
      ------------------------------------

      On April 15, 1997, the Company conveyed to an affiliate of Tele-Communications, Inc., the cable television systems serving areas in and around Evergreen, Idaho Springs and Jefferson County, all in the State of Colorado, in exchange for the cable television system serving areas in and around Annapolis, Southern Anne Arundel County and the Naval Academy, all in the State of Maryland (the "Annapolis System"), and cash in the amount of $2,500,000. The Company paid Financial Group a $695,250 fee upon completion of this exchange as compensation to it for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. This transaction brought the Company's owned subscriber count in the Washington, DC area to approximately 400,000 subscribers.

      Sale of Assets
      --------------

      On April 25, 1997, the Company tendered its 7,210,764 American Depositary Shares of Bell Cablemedia plc to Cable & Wireless Communications plc ("CWC") in exchange for 25,017,385 ordinary shares of CWC. During April and May 1997, the Company sold all of its 25,017,385 ordinary shares of CWC for an aggregate sales price of $109,276,000. The Company recognized a gain on this transaction of $44,563,000. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities.

      The pro forma effect of the above-described 1997 transactions on the Company's results of operations for the six months ended June 30, 1997 are presented in the following unaudited tabulation:

                                 For the six months ended June 30, 1997:
                                 --------------------------------------


                                 As Reported  Adjustments    Pro Forma
                                 -----------  -----------    ---------

      Revenues                   $   174,436    $   6,093    $ 180,529
                                     =======      =======      =======

      Operating Income           $     6,480    $    (241)   $   6,239
                                     =======      =======      =======

      Net Income (Loss)          $     6,713    $ (46,303)   $ (39,590)
                                     =======      =======      =======

      Income (Loss) Per Share    $       .21                 $   (1.26)
                                     =======                   =======

      The pro forma effect of the above-described 1997 transactions as well as the acquisition of the cable television system serving Manassas, Virginia in January 1996, the acquisition of the cable television systems serving South Prince Georges County, Maryland and Reston, Virginia in February 1996, the acquisition of the cable television system serving Savannah, Georgia in April 1996, the sale of Galactic Radio, Inc. in June 1996, the sale of the assets of Jones Satellite Programming, Inc. in July 1996 and the sale of certain cable television systems owned by managed partnerships during 1996 and 1997 on the Company's results of operations for the six months ended June 30, 1996 are presented in the following unaudited tabulation:

                                 For the six months ended June 30, 1996:
                                 --------------------------------------

                                 As Reported   Adjustments    Pro Forma
                                 ------------  -----------    ---------

      Revenues                   $   160,770   $    14,588    $ 175,358
                                     =======       =======      =======

      Operating Income           $    19,418   $    (8,055)   $  11,363
                                     =======       =======      =======

      Net Loss                   $   (13,898)  $   (17,511)   $ (31,409)
                                     =======       =======      =======

      Loss Per Share             $      (.44)                 $   (1.00)
                                     =======                    =======

(3) On August 16, 1996, the Company entered into agreements with Century Communications Corp., an unaffiliated party, to sell the Company's cable television systems serving areas in and around Walnut Valley ("the "Walnut Valley System") and Oxnard (the "Oxnard System"), both in the State of California, for $33,493,000 and $70,507,000, respectively. The agreements required that the sale of the systems occur on or before June 30, 1997. However, this condition, among others, was not satisfied and therefore the agreement to sell the Walnut Valley System was amended to extend the closing date and to reduce the purchase price to $32,493,000. The sale of the Walnut Valley System is now expected to occur on or before September 30, 1997. The agreement to sell the Oxnard System has expired and the Company does not expect to sell the Oxnard

System to Century Communications Corp. The Company will pay Financial Group a fee upon completion of any sale for acting as the Company's financial advisor in connection with these transactions. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

(4) On February 28, 1997, JCH II entered into an asset purchase agreement to acquire from Jones Intercable Investors, L.P. (the "Partnership"), a Colorado limited partnership managed by the Company, the cable television systems serving communities in and around Independence, Missouri (the "Independence System") for a purchase price of $171,213,667, which represents the average of three independent appraisals of the fair market value of the Independence System. The Company anticipates that it will receive a limited partner distribution totaling approximately $25,700,000 from the sale by the Partnership of the Independence System because of the Company's equity interest in the Partnership, which will be netted against the purchase price. The closing of the purchase of the Independence System is expected to occur in the third quarter of 1997. The Partnership will pay The Jones Group, Ltd., a wholly owned subsidiary of the Company, a $4,280,000 brokerage fee in connection with this transaction, which will be netted against the purchase price.

(5) On July 28, 1997, the Company entered into an agreement with Cable TV Fund 12-BCD Venture (the "Venture"), a managed partnership, to purchase the cable television system serving areas in and around Albuquerque, New Mexico (the "Albuquerque System") for $222,963,267. Upon closing, subject to amending the Venture's current credit arrangements, the Company anticipates it will receive, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $8,100,000, which will be netted against the purchase price. The closing of this transaction, which is expected in the first quarter of 1998, is subject to a number of conditions including the approval of the holders of a majority of the limited partnership interests of each of the managed partnerships that comprise the Venture and the consents of governmental authorities and other third parties.

(6) On December 23, 1996, the Company redeemed 225 of its 380 shares of Jones Global Group, Inc. ("Global Group") in exchange for a $8,950,188 note receivable from Global Group. The note was repaid during the first quarter of 1997. As a result of this transaction, the Company now only owns a 20% interest in Global Group. The redemption price is subject to adjustment based on an appraisal of Global Group. The Company does not expect this adjustment to be material. As a result of this transaction, the Company recognized a gain of $2,979,000 in the first quarter of 1997.

(7) On March 18, 1997, the Company issued and sold $250,000,000 of its 8 7/8% Senior Notes due April 1, 2007. Proceeds from the sale of the Senior Notes were used to redeem the Company's $160 million 11.5% Subordinated Debentures (the "11.5% Debentures") due 2004 at 106.75% of par value on July 15, 1997 and for general corporate purposes. The Company will recognize an extraordinary loss on early extinguishment of debt of approximately $13,500,000 in the third quarter of 1997 as a result of this redemption. Pending the redemption of the 11.5% Debentures, the Company applied the proceeds to reduce amounts outstanding under the Company's credit facilities.

(8) Net income (loss) per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings (loss) per share.

(9) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the six months ended June 30, 1997 and 1996. Approximately $37,671,000 and $30,438,000 of interest expense was paid during the six months ended June 30, 1997 and 1996, respectively. On April 25, 1997, the Company tendered its Bell Cablemedia plc American Depositary Shares in exchange for ordinary shares of CWC. No other material non-cash investing or financing transactions were recorded during the first six months of 1997 and 1996.

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

     The Company intends to liquidate its managed partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this strategy, the Company is marketing for sale many of the cable television systems owned by its managed partnerships. During the first six months of 1997, five cable television systems, serving 88,000 basic subscribers were sold by managed partnerships. In addition, four cable television systems, including the Independence System and the Albuquerque System which are to be purchased by the Company, serving 234,300 basic subscribers are under contract to be sold.

     The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

     In implementing the Company's acquisition strategy, the Company acquired the North Prince Georges County System in January 1997 and the Annapolis System in April 1997 because they are near other systems owned by the Company in the Washington, DC area. In addition, the Company purchased the Manitowoc System in June 1997. The net effect of the acquisitions of such systems and the disposition of the Company's Colorado cable television systems has increased the Company's owned basic subscriber base by approximately 98,000 basic subscribers to approximately 694,000 basic subscribers at June 30, 1997. These transactions are described in detail in Note 2 of the Notes to Unaudited Consolidated Financial Statements.

     The North Prince Georges System was purchased for $231,367,000. Funding was provided by borrowings available under JCH's revolving credit facility. The Annapolis System, together with $2,500,000 in cash, was acquired in exchange for the Colorado cable television systems owned by the Company. The Manitowoc System was purchased for a net purchase price of $11,556,000. Funding was provided by borrowings under the Company's credit facilities.

     In addition to the systems already acquired during 1997, the Company has entered into agreements to acquire the Independence System for $171,213,667 and the Albuquerque System for $222,963,267. The purchase of the Independence System is expected to close in the third quarter of 1997. The purchase of the Albuquerque System is expected to close in the first quarter of 1998. These transactions are described in detail in Note 4 and Note 5 of the Notes to Unaudited Consolidated Financial Statements.

     Acquisitions of cable television systems, the development of new services and capital expenditures for system extensions and upgrades are subject to the availability of cash generated from operations, borrowings under the Company's credit facilities, debt and/or equity financing. In addition, the Company is exploring other financing options and/or the sale of additional non-strategic assets. There can be no assurance that the capital resources necessary to accomplish the Company's acquisition and development plans will be available on terms and conditions acceptable to the Company, or at all.

     From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of June 30, 1997, the Company had advanced funds to various managed partnerships totaling approximately $4,313,000, an increase of approximately $317,000 over the amount advanced at December 31, 1996. These advances represent funds for capital expansion and improvements of properties owned by the Company's managed partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during the remainder of 1997. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

     The Company purchased property, plant and equipment totaling approximately $54,447,000 during the first six months of 1997. Of the capital expenditures, $45,249,000 are principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Company's cable television systems in the Washington, DC area and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Augusta, Georgia; and Washington, DC area systems. The remainder of the capital expenditures included $3,012,000 expended related to the development of a new customer care/billing system and $6,186,000 related to the development of telephone service in Maryland and Virginia. Estimated capital expenditures for the remainder of 1997 are approximately $50,600,000. Of these capital expenditures, approximately $43,300,000 will be for cable extensions, rebuilds and other enhancements in the cable television systems owned by the Company and $7,300,000 will be for the development of a customer care/billing system. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facilities, as discussed below.

     Sources of Funds
     ----------------

     The Company's main sources of capital consist of cash generated from operations and borrowings available under two revolving credit facilities, one
for JCH and one for JCH II.   Each revolving credit facility has maximum
available borrowings of $600 million.

     The $600 million JCH revolving credit facility is a reducing revolving credit facility. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity date of December 31, 2004. The balance outstanding on JCH's revolving credit facility at June 30, 1997 was $172,000,000.

     The $600 million JCH II Revolving Credit Facility consists of a $300 million reducing revolving credit facility and a $300 million 364 day revolving credit facility. The reducing revolving credit facility allows for borrowings through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364 day revolving credit facility allows for borrowings through October 28, 1997, at which time any outstanding borrowings convert to a term loan payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The balance outstanding on the JCH II Revolving Credit Facility at June 30, 1997 was $58,500,000. This amount was borrowed under the reducing revolving credit facility.

     During April and May 1997, the Company sold all of its 25,017,385 ordinary shares of CWC for an aggregate sales price of $109,276,000. Proceeds from the sale were used to reduce amounts outstanding under the Company's credit facilities.

     The Company has an effective registration statement relating to the sale of $600 million of senior debt securities, senior subordinated debt securities, subordinated debt securities and/or Class A Common Stock. Pursuant to this registration statement, March 1997, the Company issued and sold $250,000,000 of its 8 7/8% Senior Notes due April 1, 2007 leaving $350,000,000 available for future security issues. Proceeds from the sale of the Senior Notes were used to redeem the Company's $160 million 11.5% Subordinated Debentures (the "11.5% Debentures") due 2004 at 106.75% of par value on July 15, 1997 and for general corporate purposes. Pending the redemption of the 11.5% Debentures, the Company used the proceeds from the 8 7/8% Senior Notes to reduce amounts outstanding under the Company's credit facilities.

     The Company, in its capacity as the general partner of its managed partnerships, may from time to time receive distributions upon the sale of cable television systems owned by such partnerships. No such distributions were received during the six months ended June 30, 1997. In addition, the Company through The Jones Group, Ltd., a wholly owned subsidiary, may receive brokerage fees upon the sale of the managed partnerships' cable television systems to third parties. During the six months ended June 30, 1997, the Company received brokerage fees of $3,695,000, less expenses of $927,000.

      On August 16, 1996, the Company entered into agreements with Century Communications Corp. to sell the Walnut Valley System and the Oxnard System for $33,493,000 and $70,507,000, respectively, subject to closing adjustments. The agreements required that the sale of the systems occur on or before June 30, 1997. However, this condition, among others, was not satisfied and therefore the agreement to sell the Walnut Valley System was amended to extend the closing date. The sale of the Walnut Valley System is now expected to occur on or before September 30, 1997. The agreement to sell the Oxnard System has expired and the Company does not expect to sell the Oxnard System to Century Communications Corp. Proceeds from any sale will be used to repay a portion of the amounts outstanding on the Company's revolving credit facilities.

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

     RESULTS OF OPERATIONS

     Revenues
     --------

     The Company derives its revenues from four primary sources: subscriber fees from Company-owned cable television systems, management fees from managed partnerships, fees and distributions payable upon the sale of cable television properties owned by managed partnerships and revenues from non-cable television subsidiaries.

     Total revenues for the three months ended June 30, 1997 totaled $90,934,000, a decrease of $2,232,000, or 2%, over the total of $93,166,000 for the three months ended June 30, 1996. The decrease in revenue was due to the following: (i) the receipt of a general partner distribution and a brokerage fee totaling $15,483,000 in the second quarter of 1996, (ii) the sale of two non-cable subsidiaries in 1996, and (iii) a reduction in management fees due to the sale of certain cable television systems owned by managed partnerships in 1996 and 1997. The effect of the above reductions were offset, in part, by the effect of the acquisition of the Savannah

System in April 1996 and the North Prince Georges County System in January 1997. Adjusting for the above transactions, total revenues would have increased $7,639,000, or 9%.

     Total revenues for the six months ended June 30, 1997 totaled $174,436,000, an increase of $14,283,000, or 9%, over the total of $160,153,000 for the six months ended June 30, 1996. This increase reflects the Company's acquisition of the following: the cable television system serving Manassas, Virginia on January 10, 1996; the cable television system serving South Prince Georges County, Maryland on February 29, 1996; the cable television system serving Reston, Virginia on February 29, 1996; the cable television system serving Savannah, Georgia on April 12, 1996 and the cable television system serving North Prince Georges County, Maryland on January 31, 1997 (the "Acquired Systems"). The increase in revenues in the 1997 period from the acquisition of the Acquired Systems was offset, in part, by the receipt of a general partner distribution and a brokerage fee totaling $15,483,000 in the second quarter of 1996, the sale of two non-cable subsidiaries in 1996 as well as a decrease in management fees due to the sale of certain cable television systems owned by managed partnerships. Adjusting for the effect of the Acquired Systems, the general partner distribution and the brokerage fee, the sale of the non-cable subsidiaries and the decrease in management fees (the "Pro Forma Adjustments"), total revenues would have increased $13,631,000, or 9%.

     The Company's subscriber service fees increased $19,399,000, or 30%, to $83,199,000 for the three months ended June 30, 1997 from $63,800,000 for the three months ended June 30, 1996. Subscriber service fees for the six months ended June 30, 1997 increased $42,170,000, or 36%, to $158,312,000 from
$116,142,000 for the six months ended June 30, 1996. The acquisition of the Acquired Systems accounted for $12,093,000, or 62%, and $29,119,000, or 69%, respectively, of the increases in subscriber service fees for the three and six month periods. With the Pro Forma Adjustments, subscriber service fees would have increased $7,306,000, or 10%, and $13,051,000, or 9%, respectively, for the three and six month periods ended June 30, 1997. These increases were due primarily to increases in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company. Disregarding the effect of acquisitions during the first six months of 1997, basic subscribers increased 12,977, an annualized increase of 4.7%.

     The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $4,589,000 for the three months ended June 30, 1997, a decrease of $185,000, or 4%, over the total of $4,774,000 reported for the three months ended June 30, 1996. For the six months ended June 30, 1997, management fees totaled $9,035,000 compared to $9,854,000 in 1996, a decrease of $819,000, or 8%. These decreases in management fees were the result of the sale of certain cable television systems owned by managed partnerships in 1996 and 1997. Disregarding the effect of the sale of such cable television systems, management fees would have increased $230,000, or 5%, and $481,000, or 6%, respectively, for the three and six months ended June 30, 1997.

     In its capacity as the general partner of its managed partnerships, the Company receives revenues in the form of distributions upon the sale of cable television properties owned by such partnerships. The Company received a distribution of $14,000,000 upon the sale of Cable TV Fund 11-B's Lancaster, New York System in April 1996. No such revenue was recognized during the three and six month periods ended June 30, 1997. In addition, the Company through The Jones Group, Ltd. may earn brokerage fees upon the sale of managed cable television systems to third parties. The Company earned brokerage fees of $502,000 and $3,695,000, respectively, less expenses of $264,000 and $927,000, respectively, during the three and six months ended June 30, 1997. A brokerage fee of $2,100,000, less expenses of $617,000, was earned in April 1996.

     The Company also operates certain non-cable subsidiaries. Non-cable revenue totaled $2,908,000 for the three months ended June 30, 1997, a decrease of $6,201,000, or 68%, over the $9,109,000 recorded for the three months ended June 30, 1996. For the six months ended June 30, 1997, non-cable revenue totaled $4,321,000, compared to $18,674,000 in 1996, a decrease of $14,353,000, or 77%.
These decreases were due primarily to the sale of Jones Galactic Radio, Inc. ("GRI") and the assets of Jones Satellite Programming, Inc. ("JSP") in June 1996 and July 1996, respectively.

     Costs and Expenses
     ------------------

     Operating, general and administrative expenses consist primarily of costs associated with the operation and administration of Company-owned cable television systems, the administration of managed partnerships and the operation and administration of the non-cable subsidiaries . The Company is reimbursed by its managed partnerships for costs associated with the administration of the partnerships. The principal cost components are salaries paid to corporate and system personnel, programming expenses, consumer marketing expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities and cable system maintenance expenses.

     Cable operating expenses increased $10,215,000, or 30%, to $43,911,000 for the three months ended June 30, 1997 from $33,696,000 in 1996. For the six months ended June 30, 1997, cable operating expenses increased $21,166,000, or 34%, to $82,746,000 in 1997 from $61,580,000 in 1996. The acquisition of the
Acquired Systems accounted for $6,583,000, or 64%, and $15,171,000, or 72%, respectively, of the increases for the three and six month periods. With the Pro Forma Adjustments, cable operating expense would have increased $3,632,000, or 9%, and $5,995,000, or 8%, respectively, for the three and six months ended June 30, 1997. These increases were due primarily to increases in basic and tier programming costs.

     Cable general and administrative expenses increased $750,000, or 17%, to $5,242,000 for the three months ended June 30, 1997 from $4,492,000 in 1996.
For the six months ended June 30, 1997, cable general and administrative expenses increased $2,154,000, or 27%, to $10,083,000 in 1997 from $7,929,000 in
1996. As the Company acquires cable television systems on its own behalf and sells cable television systems owned by managed partnerships, and thereby transitions from a management company to an operating company, the Company's proportionate percentage of total general and administrative expenses will increase. With the Pro Forma Adjustments, cable general and administrative expenses would have decreased $131,000, or 2%, and $180,000, or 2%, respectively, for the three and six month periods ended June 30, 1997. These decreases are due to effective cost controls relating to general and administrative expense.

     Non-cable operating, general and administrative expenses decreased $6,073,000, or 69%, to $2,784,000 for the three months ended June 30, 1997 from $8,857,000 in 1996. For the six months ended June 30, 1997, non-cable operating, general and administrative expense decreased $14,095,000, or 75%, to $4,694,000 in 1997 from $18,789,000 in 1996. These decreases were due primarily to the sale of GRI and the assets of JSP.

     Depreciation and amortization increased $6,224,000, or 22%, to $34,901,000 for the three months ended June 30, 1997 from $28,677,000 in 1996. For the six months ended June 30, 1997, depreciation and amortization increased $16,395,000, or 30%, to $70,433,000 in 1997 from $54,038,000 in 1996. Depreciation and amortization relating to the Acquired Systems was primarily responsible for these increases.

     Operating Income
     ----------------

     Operating income decreased $13,348,000, or 77%, to $4,096,000 for the three months ended June 30, 1997 from $17,444,000 in 1996. For the six months ended June 30, 1997, operating income decreased $11,337,000, or 64%, to $6,480,000 in 1997 from $17,817,000 in 1996. These decreases were due primarily to the fee and distribution revenue recognized upon the sale of Cable TV Fund 11-B's Lancaster, New York cable television system in April 1996.

     The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. The value of a cable television company is often determined using multiples of cable television system cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. With the Pro Forma Adjustments, operating income before depreciation and amortization would have increased $4,433,000, or 13%, and $8,115,000, or 12%, respectively for the three and six month periods ended June 30, 1997.

     Other Income (Expense)
     ----------------------

     Interest expense increased $6,569,000, or 38%, to $24,038,000 for the three months ended June 30, 1997 from $17,469,000 in 1996. For the six months ended June 30, 1997, interest expense increased $11,135,000, or 34%, to $43,703,000 in
1997 from $32,568,000 in 1996. These increases are due to higher outstanding balances on interest bearing obligations. Borrowings were used to fund the acquisition of the Acquired Systems.

     Equity in losses of affiliated entities decreased $64,000, or 6%, to $1,058,000 for the three months ended June 30, 1997 from $1,122,000 in 1996.
The decrease was due to a decrease in the losses of Jones Customer Service Management, LLC, which were offset, in part, by an increase in the losses of Jones Education Company ("JEC"). For the six month periods, equity in losses of affiliated entities increased $745,000, or 37%, to $2,753,000 in 1997 from $2,008,000 in 1996, due primarily to an increase in the losses of JEC.

     The Company recognized a gain of $44,563,000 on the sale of its 25,017,385 CWC shares in the second quarter of 1997. In addition, the Company recognized a gain of $2,979,000 on the redemption of its Global Group shares in the first quarter of 1997. No similar gains were recorded during the three and six months ended June 30, 1996.

     Interest income decreased $1,045,000, or 71%, to $421,000 for the three months ended June 30, 1997 from $1,466,000 in 1996. For the six months ended June 30, 1997, interest income decreased $1,689,000, or 68%, to $803,000 in 1997 from $2,492,000 in 1996. These decreases were due to a reduction in receivables from managed partnerships.

     Net income increased $21,663,000 to $22,554,000 for the three months ended June 30, 1996 from $891,000 for the three months ended June 30, 1996 primarily due to the gain on the sale of CWC shares. The Company recognized net income of $6,713,000 for the six months ended June 30, 1997 compared to a net loss of $13,898,000 in 1996 due primarily to the gain on the sale of CWC shares.

     The Company anticipates the continued recognition of operating income prior to depreciation and amortization charges, but net losses resulting from depreciation, amortization and interest expenses may occur in the future. To the extent the Company recognizes general partner distributions from its managed partnerships and/or gains on the sale of Company-owned systems in the future, such losses may be reduced or eliminated; however, there is no assurance as to the timing or recognition of these distributions or sales.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         15)  Letter Regarding Unaudited Interim Financial Statements.
         23)  Accountants' Review letter, dated July 31, 1997.
         27)  Financial Data Schedule

     b)  Reports on Form 8-K

         Report on Form 8-K dated June 11, 1997, reported that during April and May 1997, the Company had sold its 25,017,385 ordinary shares of CWC.

         Report on Form 8-K/A dated June 24, 1997, amended the Form 8-K filed on April 24, 1997 to note that the exchange of the Company's Colorado Systems for the Annapolis System should have been filed under Item 5 of Form 8-K rather than Item 2 of Form 8-K.

         Report on Form 8-K dated July 11, 1997, reported that on June 30, 1997 the Company purchased the Manitowoc System.

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

Dated: July 31, 1997