Form 10-Q
period 1997-09-30
JONES INTERCABLE INC
filed 1997-11-06
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997
                               ------------------

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

Yes   X                                                                 No _____
    -----

Shares outstanding of each of the registrant's classes of Common Stock, as of October 31, 1997.


5,113,021     - Common Stock, $.01 par value per share
35,544,973    - Class A Common Stock, $.01 par value per share

                    JONES INTERCABLE, INC. AND SUBSIDIARIES
                    ---------------------------------------

                                     INDEX
                                     -----


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION.

  Item 1.  Financial Statements

     Unaudited Consolidated Balance Sheets
       September 30, 1997 and December 31, 1996                                3

     Unaudited Consolidated Statements of Operations
       Three and Nine Months Ended September 30, 1997 and 1996                 5

     Unaudited Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1997 and 1996                           6

     Notes to Unaudited Consolidated Financial Statements
       September 30, 1997                                                      7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      11

PART II.  OTHER INFORMATION.

  Item 6.  Exhibits and Reports on Form 8-K                                   18

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of September 30, 1997 and December 31, 1996

-----------------------------------------------------------------------------------------------
                                                       September 30, 1997     December 31, 1996
ASSETS                                                          (Stated in Thousands)
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                                 $      4,590           $      1,671

RESTRICTED CASH                                                      -                  1,016

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $1,935,000 in September 1997
    and $1,483,000 in December 1996                             21,511                 16,327
  Affiliated entities                                            5,867                  3,996
  Other                                                          1,403                    962

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                       741,648                579,554
    Less-accumulated depreciation                             (209,246)              (184,738)
                                                            ----------             ----------
                                                               532,402                394,816

  Franchise costs and other intangible assets, net of
    accumulated amortization of $275,190,000 in September
    1997 and $219,783,000 in December 1996                     732,419                492,219

  Investments in cable television
    partnerships and affiliates                                 24,650                 31,483

  Investment in Bell Cablemedia plc                                  -                111,767
                                                            ----------             ----------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES              1,289,471              1,030,285


DEFERRED TAX ASSET, net of valuation
  allowance of $53,485,000 in September 1997 and
  $53,006,000 in December 1996                                   3,862                  3,862

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                     64,279                 76,010
                                                            ----------             ----------

TOTAL ASSETS                                                $1,390,983             $1,134,129
                                                            ==========             ==========



           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of September 30, 1997 and December 31, 1996

--------------------------------------------------------------------------------------------------
                                                          September 30, 1997     December 31, 1996
LIABILITIES AND SHAREHOLDERS' INVESTMENT                             (Stated in Thousands)
--------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                        $   93,678     $   89,563
  Subscriber prepayments and deposits                                  2,955          3,112
  Subordinated debentures and other debt                             553,160        463,147
  Credit  facilities                                                 485,000        343,000
                                                                  ----------     ----------

TOTAL LIABILITIES                                                  1,134,793        898,822
                                                                  ----------     ----------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 35,544,523 and 26,264,523 shares issued
    at September 30, 1997 and December 31, 1996, respectively            355            263
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 shares issued at September 30, 1997
    and December 31, 1996                                                 51             51
  Additional paid-in capital                                         487,383        395,278
  Unrealized holding gain on marketable securities                         -         47,272
  Accumulated deficit                                               (231,599)      (207,557)
                                                                  ----------     ----------

TOTAL SHAREHOLDERS' INVESTMENT                                       256,190        235,307
                                                                  ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                    $1,390,983     $1,134,129
                                                                  ==========     ==========


           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                        and Subsidiaries
For the three and nine months ended September 30, 1997 and 1996

--------------------------------------------------------------------------------------------------------------------
                                                  For the Three Months Ended           For the Nine Months Ended
                                                  --------------------------           -------------------------
                                                Sept. 30, 1997   Sept. 30, 1996      Sept. 30, 1997   Sept. 30, 1996
                                                             (Stated in Thousands Except Per Share Data)
--------------------------------------------------------------------------------------------------------------------
REVENUES FROM OPERATIONS:
Cable Television Revenue
 Subscriber service fees                           $  85,201        $  64,710           $ 243,513        $ 180,852
 Management fees                                       4,201            4,740              13,236           14,594
 Distributions and brokerage fees                          -                -               2,768           15,483
Non-cable Revenue                                      2,543            5,693               6,864           24,367
                                                   ---------        ---------           ---------        ---------

TOTAL REVENUES                                        91,945           75,143             266,381          235,296

COSTS AND EXPENSES:
Cable Television Expenses
 Operating expenses                                   44,424           33,762             127,170           95,342
 General and administrative expenses *                 4,697            4,235              14,780           12,164
Non-cable operating, general and administrative        2,567            5,757               7,261           24,546
Depreciation and amortization                         36,147           30,654             106,580           84,692
                                                   ---------        ---------           ---------        ---------

OPERATING INCOME                                       4,110              735              10,590           18,552

OTHER INCOME (EXPENSE):
 Interest expense                                    (21,605)         (17,620)            (65,308)         (50,188)
 Equity in losses of affiliated entities                (809)          (1,695)             (3,562)          (3,703)
 Gain on sale of assets                                1,854            2,873              49,396            2,873
 Interest income                                         292              573               1,095            3,065
 Other, net                                           (1,138)          (2,074)             (2,794)          (1,705)
                                                   ---------        ---------           ---------        ---------

LOSS BEFORE INCOME TAXES  AND
 EXTRAORDINARY ITEM                                  (17,296)         (17,208)            (10,583)         (31,106)

      Income tax benefit                                   -                -                   -                -
                                                   ---------        ---------           ---------        ---------

LOSS BEFORE EXTRAORDINARY ITEM                       (17,296)         (17,208)            (10,583)         (31,106)

EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt,
  net of related income tax                          (13,459)               -             (13,459)               -
                                                   ---------        ---------           ---------        ---------

NET LOSS                                           $ (30,755)       $ (17,208)          $ (24,042)       $ (31,106)
                                                   =========        =========           =========        =========

PRIMARY LOSS PER SHARE:                            $    (.88)       $    (.55)          $    (.74)       $    (.99)
                                                   =========        =========           =========        =========

AVERAGE NUMBER OF CLASS A COMMON AND
 COMMON SHARES OUTSTANDING                            34,920           31,378              32,571           31,371
                                                   =========        =========           =========        =========


* Of the total general and administrative expenses, approximately $1,681,000 and $1,380,000 for the three months ended September 30, 1997 and 1996, respectively, and approximately $4,369,000 and $3,244,000 for the nine months ended September 30, 1997 and 1996, respectively, represent related party expenses.

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF                      Jones Intercable, Inc.
CASH FLOWS                                                      and Subsidiaries
For the nine months ended September 30, 1997 and 1996

------------------------------------------------------------------------------------
                                                         For the Nine Months Ended
                                                         -------------------------
                                                      Sept. 30, 1997  Sept. 30, 1996
                                                           (Stated in Thousands)
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $ (24,042)  $ (31,106)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization                            106,580      84,692
   Gain on sale of assets                                   (49,396)          -
   Loss on early extinguishment of debt                      13,459           -
   Equity in losses of affiliates                             3,562       3,703
   Class A Stock option expense                                 195         195
   Decrease in restricted cash                                1,016       5,252
   Decrease (increase) in trade receivables                  (5,184)      3,679
   Increase in other receivables, prepaid
    expenses and other assets                                  (234)    (13,602)
   Increase (decrease) in accounts payable, accrued
    liabilities and subscriber prepayments and deposits       3,958      (6,489)
                                                          ---------   ---------

Net cash provided by operating activities                    49,914      46,324
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of cable television systems                      (388,483)   (298,020)
 Deposit on cable television system                          12,000     (12,000)
 Purchase of property and equipment                         (89,475)    (66,033)
 Proceeds from sale of assets                               111,276           -
 Other, net                                                     841       2,217
                                                          ---------   ---------

Net cash used in investing activities                      (353,841)   (373,836)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                   537,500     322,000
 Repayment of borrowings                                   (395,500)          -
 Redemption of 11.5% Debentures                            (170,800)          -
 Proceeds from the sale of Senior Notes, net                248,600           -
 Senior note offering costs                                  (4,498)          -
 Proceeds from issuance of Class A Common Stock, net         91,554           -
 Decrease (increase) in accounts receivable from
  affiliated entities                                        (1,871)      4,950
 Proceeds from Class A stock options                            448         149
 Other, net                                                   1,413         227
                                                          ---------   ---------

Net cash provided by financing activities                   306,846     327,326
                                                          ---------   ---------

Increase in Cash and Cash Equivalents                         2,919        (186)

Cash and Cash Equivalents, beginning of period                1,671       2,314
                                                          ---------   ---------

Cash and Cash Equivalents, end of period                  $   4,590   $   2,128
                                                          =========   =========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries

(1) This Form 10-Q is being filed by Jones Intercable, Inc. and its subsidiaries (the "Company"). The majority of the Company's cable television systems are owned by two of the Company's wholly owned subsidiaries, Jones Cable Holdings, Inc. ("JCH") and Jones Cable Holdings II, Inc. ("JCH II"). This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 1997 and December 31, 1996 and its results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  The Company has completed the following transactions in 1997:

     Acquisitions of cable television systems
     ----------------------------------------

     On January 31, 1997, the Company purchased from Maryland Cable Partners, L.P., an unaffiliated party, the cable television system serving the communities of Berwyn Heights, Bladensburg, Bowie, Brentwood, Cheverly, College Park, Colmar Manor, Cottage City, Edmonston, Glenarden, Greenbelt, Hyattsville, Landover Hills, Laurel, Mt. Rainer, New Carrollton, North Brentwood, Riverdale, Takoma Park, University Park and unincorporated portions of northern Prince Georges County, all in the State of Maryland (the "North Prince Georges County System"). The purchase price was $231,367,000 and was funded by borrowings under JCH's revolving credit facility. The Company paid Jones Financial Group, Ltd. ("Financial Group"), an affiliated company, a fee of $2,082,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The North Prince Georges County System is contiguous to the Company's South Prince Georges County System and is operated as part of the Company's Prince Georges County System in the Virginia/Maryland cluster.

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

     On August 31, 1997, the Company purchased from Jones Intercable Investors, L.P. (the "Partnership"), a managed partnership, the cable television system serving communities in and around Independence, Missouri (the "Independence System") for a purchase price of $171,213,667, which represented the average of three independent appraisals of the fair market value of the Independence System. The Company received a limited partner distribution totaling $25,721,000 from the sale by the Partnership of the Independence System because of the Company's equity interest in the Partnership, which reduced the Company's basis in the assets of the Independence System. The Partnership paid The Jones Group, Ltd., a wholly owned subsidiary of the Company, a $4,280,000 brokerage fee in connection with this transaction, which reduced the Company's basis in the assets of the Independence System. Funding of the net purchase price of $141,200,000 for the Independence System was provided by all of the net proceeds from the Company's Class A Common Stock offering discussed in Note 4 and borrowings from JCH II's credit facility.

     Exchange of cable television system
     -----------------------------------

     On April 15, 1997, the Company conveyed to an affiliate of Tele-Communications, Inc. the cable television systems serving areas in and around Evergreen, Idaho Springs and Jefferson County, Colorado in exchange for the cable television system serving areas in and around Annapolis, Maryland (the "Annapolis System") and cash in the amount of $2,500,000. The Company paid Financial Group a $695,250 fee upon completion of this exchange as compensation to it for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The Annapolis System is now operated as part of the Company's Chesapeake Bay Group in the Virginia/Maryland cluster.

     Sales of Assets
     ---------------

     On April 25, 1997, the Company tendered all of its shares of Bell Cablemedia plc to Cable & Wireless Communications plc ("CWC") in exchange for 25,017,385 shares of CWC. During April and May 1997, the Company sold all of its shares of CWC for an aggregate sales price of $109,276,000. The Company recognized a pre-tax gain on this transaction of $44,563,000. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities.

     On October 16, 1997, the Company sold the cable television system serving areas in and around Walnut Valley, California for $33,493,000 to Century Communications Corp., an unaffiliated party. The Company will recognize a pre-tax gain of approximately $22,500,000 related to this sale in the fourth quarter of 1997. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities. The Company paid Financial Group a fee of $678,000 upon completion of the sale for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.


     The pro forma effect of the above-described 1997 transactions on the Company's results of operations for the nine months ended September 30, 1997 are presented in the following unaudited tabulation:

                            For the nine months ended September 30, 1997:
                            --------------------------------------------

                             As Reported      Adjustments      Pro Forma
                             -----------      -----------      ---------
     Revenues                $   266,381      $    22,298      $ 288,679
                             ===========      ===========      =========

     Operating Income        $    10,590      $    (1,077)     $   9,513
                             ===========      ===========      =========

     Net Loss                $   (24,042)     $   (51,619)     $ (75,661)
                             ===========      ===========      =========

     Loss Per Share          $      (.74)                      $   (2.32)
                             ===========                       =========

     The pro forma effect of the above-described 1997 transactions as well as the acquisition of the cable television system serving Manassas, Virginia in January 1996, the acquisition of the cable television systems serving South Prince Georges County, Maryland and Reston, Virginia in February 1996, the acquisition of the cable television system serving Savannah, Georgia in April 1996, the sale of Galactic Radio, Inc. in June 1996, the sale of the assets of Jones Satellite Programming, Inc. in July 1996 and the sale of certain cable television systems owned by managed partnerships during 1996 and 1997 on the Company's results of operations for the nine months ended September 30, 1996 are presented in the following unaudited tabulation:


                             For the nine months ended September 30, 1996:
                             --------------------------------------------

                             As Reported      Adjustments      Pro Forma
                             -----------      -----------      ---------

     Revenues                $   235,296      $    48,086      $ 283,382
                             ===========      ===========      =========

     Operating Income        $    18,552      $   (48,948)     $ (30,396)
                             ===========      ===========      =========

     Net Loss                $   (31,106)     $   (69,219)     $(100,325)
                             ===========      ===========      =========

     Loss Per Share          $      (.99)                      $   (3.20)
                             ===========                       =========


(3) On July 28, 1997, the Company entered into an agreement with Cable TV Fund 12-BCD Venture (the "Venture"), a venture comprised of three managed partnerships, to purchase the cable television system serving areas in and around Albuquerque, New Mexico (the "Albuquerque System") for $222,963,267, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Albuquerque System. Upon closing, subject to amending the Venture's current credit arrangements, the Company anticipates it will receive, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $8,100,000, which will reduce the Company's basis in the assets of the Albuquerque System. Funding for this transaction is expected to be provided by JCH II's credit facility. The closing of this transaction, which is expected in the first quarter of 1998, is subject to a number of conditions including the approval of the holders of a majority of the limited partnership interests of each of the managed partnerships that comprise the Venture and the consents of governmental authorities and other third parties.

(4) On August 26, 1997, the Company sold 9,200,000 shares of its Class A Common Stock to the public at a price of $10.50 per share. Net proceeds to the Company were $91,554,000. The proceeds were used to fund a portion of the purchase of the Independence System.

(5) On March 18, 1997, the Company issued and sold $250,000,000 of its 8 7/8% Senior Notes due April 1, 2007. Proceeds from the sale of the Senior Notes were used to redeem the Company's $160 million 11.5% Subordinated Debentures (the "11.5% Debentures") due 2004 at 106.75% of par value on July 15, 1997 and for general corporate purposes. The Company recognized an extraordinary loss on early extinguishment of debt of approximately $13,500,000 in the third quarter of 1997 as a result of this redemption. Pending the redemption of the 11.5% Debentures, the Company applied the proceeds to reduce amounts outstanding under the Company's credit facilities.

(6) On December 23, 1996, the Company redeemed 225 of its 380 shares of Jones Global Group, Inc. ("Global Group") in exchange for a $8,950,188 note receivable from Global Group. The note was repaid during the first quarter of 1997. As a result of this transaction, the Company now owns a 20% interest in Global Group. As a result of this transaction, the Company recognized a gain of $2,979,000 in the first quarter of 1997.

(7) Net income (loss) per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Common stock equivalents were not significant to the computation of primary earnings (loss) per share.

(8) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the nine months ended September 30, 1997 and 1996. Approximately $68,718,000 and $60,137,000 of interest expense was paid during the nine months ended September 30, 1997 and 1996, respectively. On April 25, 1997, the Company tendered its Bell Cablemedia plc shares in exchange for shares of CWC. No other material non-cash investing or financing transactions were recorded during the first nine months of 1997 and 1996.

(9) Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     FINANCIAL CONDITION

     The Company is engaged primarily in the cable television business, operating cable systems for itself and for its managed partnerships. The Company currently is the ninth largest cable television system operator in the United States, with owned and managed systems totaling approximately 1.4 million basic subscribers. As of September 30, 1997, on a pro forma basis for all completed and pending acquisitions and sales of cable systems, Company-owned systems served approximately 895,000 basic subscribers and systems held by Company-managed partnerships served approximately 493,000 basic subscribers.
Key elements of the Company's operating strategy include increasing the number of owned subscribers clustered in attractive demographic areas and increasing penetration and revenues per subscriber by targeted marketing, superior customer service and the maintenance of high technical standards.

     Over the last several years, the Company has taken significant steps to simplify its corporate structure. This process has included the sale of cable television systems owned by certain managed partnerships to either the Company or to third parties and the divestiture of certain of the Company's non-strategic assets. As a result of this strategy, on a pro forma basis as of September 30, 1997, 64% of total subscribers would have been owned by the Company compared to 23% in June 1995. During this process, the Company has also made significant progress in clustering its owned subscribers in two primary groups of cable systems. The Company's Virginia/Maryland cluster, owned by JCH, is based primarily on geography. The Company's suburban cluster, owned by JCH II, is based on similar market and operating characteristics, rather than geography. These clusters represent approximately 90% of Company-owned subscribers. The Company believes that its clustering strategy should allow it to obtain both economies of scale and operating efficiencies, for example in areas such as marketing, administrative and capital expenditures.

     The Company intends to liquidate its managed partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this strategy, the Company is marketing for sale many of the cable television systems owned by its managed partnerships. During the first nine months of 1997, six cable television systems serving 174,000 basic subscribers, including the Independence System and the Manitowoc System which were purchased by the Company, were sold by managed partnerships. In addition, five cable television systems serving 216,000 basic subscribers, including the Albuquerque System which is to be purchased by the Company, are under contract to be sold.

     The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

     In implementing the Company's acquisition strategy, the Company acquired the North Prince Georges County System in January 1997 and the Annapolis System in April 1997 because they are near other systems owned by the Company in the Washington, DC area. The Company purchased the Independence System in August 1997 because its operating characteristics are similar to the other systems in JCH II. In addition, the Company purchased the Manitowoc System in June 1997. The net effect of the acquisitions of such systems and the disposition of the Company's Colorado cable television systems, as well as internal growth, have increased the Company's owned basic subscriber base by approximately 196,000 basic subscribers since January 1, 1997 to approximately 781,000 basic subscribers at September 30, 1997. Such transactions are described in detail in Note 2 of the Notes to Unaudited Consolidated Financial Statements.

     The North Prince Georges County System was purchased for $231,367,000. Funding was provided by borrowings available under JCH's revolving credit facility. The Annapolis System, together with $2,500,000 in cash, was acquired in exchange for the Colorado cable television systems owned by the Company. The Manitowoc System was purchased for a net purchase price of $11,556,000. Funding was provided by borrowings under the Company's credit facilities. The Independence System was purchased for net cash of $141,200,000. Funding was provided by the net proceeds from the Company's Class A Common Stock offering discussed below and borrowings from JCH II's credit facility.

     The Company has entered into an agreement to acquire the Albuquerque System for $222,963,267, because its operating characteristics are similar to the other systems in JCH II. Closing is expected late in the first quarter of 1998. Funding is expected to be provided by borrowings under JCH II's credit facility. This transaction is described in detail in Note 3 of the Notes to Unaudited Consolidated Financial Statements.

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

     From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of September 30, 1997, the Company had advanced funds to various managed partnerships totaling approximately $5,867,000, an increase of approximately $1,871,000 over the amount advanced at December 31, 1996. These advances represent funds for capital expansion and improvements of properties owned by the Company's managed partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during the remainder of 1997. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

     The Company purchased property, plant and equipment totaling approximately $89,475,000 during the first nine months of 1997. Of the capital expenditures, $71,593,000 are principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Company's cable television systems in the Washington, DC area and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Augusta, Georgia; and Washington, DC area systems. The remainder of the capital expenditures included $9,369,000 related to the development of a new customer care/billing system and $8,513,000 related to the development of telephone service in Maryland and Virginia. Estimated capital expenditures for the remainder of 1997 are approximately $15,500,000. Of these capital expenditures, approximately $ 14,550,000 will be for cable extensions, rebuilds and other enhancements in the cable television systems owned by the Company and $950,000 will be for the development of a customer care/billing system. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facilities, as discussed below.

     Sources of Funds
     ----------------

     The Company's main sources of capital consist of cash generated from operations and borrowings available under two revolving credit facilities, one
for JCH and one for JCH II.   Each revolving credit facility has maximum
available borrowings of $600 million.

     The $600 million JCH revolving credit facility is a reducing revolving credit facility. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity date of December 31, 2004. The balance outstanding on JCH's revolving credit facility at September 30, 1997 was $351,000,000.

     The $600 million JCH II Revolving Credit Facility consists of a $300 million reducing revolving credit facility and a $300 million 364 day revolving credit facility. The reducing revolving credit facility allows for borrowings through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364 day revolving credit facility allows for borrowings through October 1998, at which time any outstanding borrowings convert to a term loan payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The balance outstanding on the JCH II Revolving Credit Facility at September 30, 1997 was $134,000,000. This amount was borrowed under the reducing revolving credit facility.

      On August 26, 1997, the Company sold 9,200,000 shares of its Class A Common Stock to the public at a price of $10.50 per share. Net proceeds to the Company were $91,554,000. The proceeds were used to fund a portion of the purchase of the Independence System.

     During April and May 1997, the Company sold all of its 25,017,385 shares of CWC for an aggregate sales price of $109,276,000. Proceeds from the sale were used to reduce amounts outstanding under the Company's credit facilities.

     In March 1997, the Company issued and sold $250,000,000 of its 8 7/8% Senior Notes due April 1, 2007. Proceeds from the sale of the Senior Notes were used to redeem the Company's $160 million 11.5% Subordinated Debentures (the "11.5% Debentures") due 2004 at 106.75% of par value on July 15, 1997 and for general corporate purposes. Pending the redemption of the 11.5% Debentures, the Company used the proceeds from the 8 7/8% Senior Notes to reduce amounts outstanding under the Company's credit facilities.

     The Company, in its capacity as the general partner of its managed partnerships, may from time to time receive general partner distributions upon the sale of cable television systems owned by such partnerships. No such distributions were received during the nine months ended September 30, 1997. In addition, the Company through The Jones Group, Ltd., a wholly owned subsidiary, may receive brokerage fees upon the sale of the managed partnerships' cable television systems to third parties. During the nine months ended September 30, 1997, the Company received brokerage fees of $3,695,000, less expenses of $927,000.

      On October 16, 1997, the Company sold the cable television system serving areas in and around Walnut Valley, California for $33,493,000 to Century Communications Corp., an unaffiliated party. The Company will recognize a gain of approximately $22,500,000 related to this sale in the fourth quarter of 1997. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities. The Company paid Financial Group a fee of $678,000 upon completion of the sale for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

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

     RESULTS OF OPERATIONS

     Revenues
     --------

     The Company derives its revenues from four primary sources: subscriber fees from Company-owned cable television systems, management fees from managed partnerships, fees and distributions payable upon the sale of cable television properties owned by managed partnerships and revenues from a non-cable television subsidiary.

     Total revenues for the three months ended September 30, 1997 totaled $91,945,000, an increase of $16,802,000, or 22%, over the total of $75,143,000 for the three months ended September 30, 1996. The increase in revenue between the three month periods is due primarily to the acquisition of the North Prince Georges County System on January 31, 1997, the acquisition of the Manitowoc System on June 30, 1997 and the acquisition of the Independence System on August 31, 1997. The increase in revenues due to these acquisitions was offset, in part, by the sale of two non-cable subsidiaries in 1996 and a decrease in management fees due to the sale of certain cable systems owned by managed partnerships. On a pro forma basis, adjusting for all of the foregoing transactions, total revenues would have increased $6,727,000, or 8%.

     Total revenues for the nine months ended September 30, 1997 totaled $266,381,000, an increase of $31,085,000, or 13%, over the total of $235,296,000 for the nine months ended September 30, 1996. This increase reflects the Company's acquisition of the following: the cable television system serving Manassas, Virginia on January 10, 1996; the cable television system serving South Prince Georges County, Maryland on February 29, 1996; the cable television system serving Reston, Virginia on February 29, 1996; the cable television system serving Savannah, Georgia on April 12, 1996; the North Prince Georges County System, on January 31, 1997; the Annapolis System on April 15, 1997; the Manitowoc System on June 30, 1997 and the Independence System on August 31, 1997 (the "Acquired Systems"). The increase in revenues would have been greater but for the following: (i) the receipt of a general partner distribution and brokerage fee totaling $15,483,000 in 1996 compared to brokerage fees of $2,768,000 in 1997; (ii) the reduction in 1997 non-cable revenue due to the sale of two non-cable subsidiaries in 1996; and (iii) a decrease in management fees due to the sale of certain cable television systems owned by managed
partnerships.   Adjusting for the effect of the Acquired Systems, the second quarter 1996 general partner distribution and brokerage fee, the sale of the non-cable subsidiaries and the decrease in management fees (the "Pro Forma Adjustments"), total revenues would have increased $20,358,000, or 8%.

     The Company's subscriber service fees increased $20,491,000, or 32%, to $85,201,000 for the three months ended September 30, 1997 from $64,710,000 for the three months ended September 30, 1996. Subscriber service fees for the nine months ended September 30 increased $62,661,000, or 35%, to $243,513,000 in 1997 from $180,852,000 in 1996. The acquisition of the Acquired Systems accounted for $14,106,000, or 69%, and $43,225,000, or 69%, respectively, of the increases in subscriber service fees for the three and nine month periods. With the Pro Forma Adjustments, subscriber service fees would have increased $6,385,000, or 8%, and $19,436,000, or 9%, respectively, for the three and nine month periods ended September 30, 1997. These increases were due primarily to increases in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company. Disregarding the effect of acquisitions during the first nine months of 1997, basic subscribers increased 14,385, an annualized increase of 3.5%.

     The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $4,201,000 for the three months ended September 30, 1997, a decrease of $539,000, or 11%, over the total of $4,740,000 reported for the three months ended September 30, 1996. For the nine months ended September 30, 1997, management fees totaled $13,236,000 compared to $14,594,000 in 1996, a decrease of $1,358,000, or 9%. These decreases in management fees were the result of the sale of certain cable television systems owned by managed partnerships in 1996 and 1997. Disregarding the effect of the sale of such cable television systems, management fees would have increased $182,000, or 5%, and $663,000, or 5%, respectively, for the three and nine months ended September 30, 1997.

     In its capacity as the general partner of its managed partnerships, the Company may receive general partner distributions upon the sale of cable television properties owned by such partnerships. The Company received a distribution of $14,000,000 upon the sale of Cable TV Fund 11-B's Lancaster, New York System in April 1996. No such revenue was recognized during the three and nine month periods ended September 30, 1997. In addition, the Company through The Jones Group, Ltd. may earn brokerage fees upon the sale of managed cable television systems to third parties. The Company earned no brokerage fees during the three months ended September 30, 1997. The Company earned brokerage fees of $3,695,000, less expenses of $927,000, during the nine months ended September 30, 1997. A brokerage fee of $2,100,000, less expenses of $617,000, was earned in April 1996.

     The Company also operates a non-cable subsidiary. Non-cable revenue totaled $2,543,000 for the three months ended September 30, 1997, a decrease of $3,150,000, or 55%, over the $5,693,000 recorded for the three months ended September 30, 1996. For the nine months ended September 30, 1997, non-cable revenue totaled $6,864,000, compared to $24,367,000 in 1996, a decrease of $17,503,000, or 72%. These decreases were due primarily to the sale of Jones Galactic Radio, Inc. ("GRI") and the assets of Jones Satellite Programming, Inc. ("JSP") in June 1996 and July 1996, respectively.

     Costs and Expenses
     ------------------

     Operating, general and administrative expenses consist primarily of costs associated with the operation and administration of Company-owned cable television systems, the administration of managed partnerships and the operation and administration of the non-cable subsidiaries . The Company is reimbursed by its managed partnerships for costs associated with the administration of the managed partnerships. The principal cost components are salaries paid to corporate and system personnel, programming expenses, consumer marketing expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities and cable system maintenance expenses.

     Cable operating expenses increased $10,662,000, or 32%, to $44,424,000 for the three months ended September 30, 1997 from $33,762,000 in 1996. For the nine months ended September 30, cable operating expenses increased $31,828,000, or 33%, to $127,170,000 in 1997 from $95,342,000 in 1996. The acquisition of the Acquired Systems accounted for $8,022,000, or 75%, and $23,193,000, or 73%, respectively, of the increases for the three and nine month periods. With the Pro Forma Adjustments, cable operating expenses would have increased $2,640,000, or 6%, and $8,635,000, or 7%, respectively, for the three and nine months ended September 30, 1997. These increases were due primarily to increases in basic and tier programming costs.

     Cable general and administrative expenses increased $462,000, or 11%, to $4,697,000 for the three months ended September 30, 1997 from $4,235,000 in 1996. For the nine months ended September 30, cable general and administrative expenses increased $2,616,000, or 22%, to $14,780,000 in 1997 from $12,164,000 in 1996. As the Company acquires cable television systems on its own behalf and sells cable television systems owned by managed partnerships, and thereby transitions from a management company to an operating company, the Company's proportion of total general and administrative expenses will increase. With the Pro Forma Adjustments, cable general and administrative expenses would have decreased $478,000, or 9%, and $658,000, or 4%, respectively, for the three and nine month periods ended September 30, 1997. These decreases are due to effective cost controls relating to general and administrative expenses.

     Non-cable operating, general and administrative expenses decreased $3,190,000, or 55%, to $2,567,000 for the three months ended September 30, 1997 from $5,757,000 in 1996. For the nine months ended September 30, non-cable operating, general and administrative expenses decreased $17,285,000, or 70%, to

$7,261,000 in 1997 from $24,546,000 in 1996. These decreases were due primarily to the sale of GRI and the assets of JSP.

     Depreciation and amortization increased $5,493,000, or 18%, to $36,147,000 for the three months ended September 30, 1997 from $30,654,000 in 1996. For the nine months ended September 30, depreciation and amortization increased $21,888,000, or 26%, to $106,580,000 in 1997 from $84,692,000 in 1996.
Depreciation and amortization relating to the Acquired Systems was primarily responsible for these increases.

     Operating Income
     ----------------

     Operating income increased $3,375,000 to $4,110,000 for the three months ended September 30, 1997 from $735,000 in 1996. This increase was due to the acquisition of the Acquired Systems. For the nine months ended September 30, operating income decreased $7,962,000, or 43%, to $10,590,000 in 1997 from $18,552,000 in 1996. This decrease was due primarily to the decrease in brokerage fee and distribution revenue between periods.

     The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $8,868,000, or 28%, to $40,257,000 for the three months ended September 30, 1997 from $31,389,000 in 1996. For the nine months ended September 30, operating income before depreciation and amortization increased $13,926,000, or 13%, to $117,170,000 in 1997 from
$103,244,000 in 1996. With the Pro Forma Adjustments, operating income before depreciation and amortization would have increased $4,182,000, or 12%, and $12,297,000, or 12%, respectively for the three and nine month periods ended September 30, 1997.

     Other Income (Expense)
     ----------------------

     Interest expense increased $3,985,000, or 23%, to $21,605,000 for the three months ended September 30, 1997 from $17,620,000 in 1996. For the nine months ended September 30, interest expense increased $15,120,000, or 30%, to $65,308,000 in 1997 from $50,188,000 in 1996. These increases were due to higher outstanding balances on interest bearing obligations. Borrowings were used to fund the acquisition of the Acquired Systems.

     Equity in losses of affiliated entities decreased $886,000, or 52%, to $809,000 for the three months ended September 30, 1997 from $1,695,000 in 1996. For the nine month periods, equity in losses of affiliated entities decreased $141,000, or 4%, to $3,562,000 in 1997 from $3,703,000 in 1996. These decreases were due primarily to a reduction in the recognition of losses of Jones Customer Service Management, LLC.

     The Company recognized gains on the sale of assets of $1,854,000 in the third quarter of 1997 due primarily to insurance and sale proceeds from the Company's aircraft. In addition, the Company recognized a gain of $44,563,000 on the sale of its 25,017,385 CWC shares in the second quarter of 1997 and a gain of $2,979,000 on the redemption of its Global Group shares in the first quarter of 1997. The Company recognized a gain of $2,873,000 on the sale of the assets of JSP in the third quarter of 1996.

     Interest income decreased $281,000, or 49%, to $292,000 for the three months ended September 30, 1997 from $573,000 in 1996. For the nine months ended September 30, interest income decreased $1,970,000, or 64%, to $1,095,000 in 1997 from $3,065,000 in 1996. These decreases were due to a reduction in receivables from managed partnerships.

     The Company recognized a loss on early extinguishment of debt of $13,459,000 in the third quarter of 1997 related to the redemption of the 11.5% Debentures. No similar losses were recorded in 1996.

     Net loss increased $13,547,000, or 79%, to $30,755,000 for the three months ended September 30, 1997 for $17,208,000 in 1996. This increase is due primarily to the loss recognized on the redemption of the 11.5% Debentures. Net loss decreased $7,064,000, or 23%, to $24,042,000 for the nine months ended September 30, from $31,106,000 in 1996 due primarily to the gains on sales recognized in 1997.

     The Company anticipates the continued recognition of operating income prior to depreciation and amortization charges, but net losses resulting from depreciation, amortization and interest expenses are expected to occur in the future. To the extent the Company recognizes general partner distributions from its managed partnerships and/or gains on the sale of Company-owned systems in the future, such losses may not occur; however, there is no assurance as to the timing or recognition of these distributions or sales.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        a)  Exhibits

            15)  Letter Regarding Unaudited Interim Financial Statements.
            23)  Accountants' Review letter, dated November 3, 1997.
            27)  Financial Data Schedule

        b)  Reports on Form 8-K

            Report on Form 8-K dated June 30, 1997, reported that on June 30, 1997 the Company purchased the Manitowoc System.

            Report on Form 8-K dated July 15, 1997, reported that on July 15, 1997 the Company redeemed its 11.5% debentures.

            Report on Form 8-K dated August 1, 1997 to file the Purchase and Sale Agreements, the historical financial statements and the pro forma financial statements relating to the Company's purchase of the Independence System and the Albuquerque System.

            Report on Form 8-K dated August 1, 1997 to file the consents to incorporation by reference of previously filed historical financial statements into the Company's registration statement by Arthur Andersen LLP and Ernst & Young, LLP.

            Report on Form 8-K dated August 20, 1997, reported that the Company had agreed to sell 8,000,000 shares of Class A Common Stock pursuant to its effective registration statement.

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

Dated:  November 6, 1997