Form 10-K
period 1997-12-31
JONES INTERCABLE INC
filed 1998-03-11
CIK 275605

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the year ended December 31, 1997
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

                 P.O. Box 3309, Englewood, Colorado 80155-3309
                 ---------------------------------------------
             (Address of principal executive office and Zip Code)

                                (303) 792-3111
                                --------------
               (Registrant's telephone no. including area code)

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


                      YES   X                 NO
                          -----                  -----


Aggregate market value as of February 20, 1998 of the voting stock held by non-affiliates:
Common Stock        $34,811,319         Class A Common Stock        $341,631,413

Shares outstanding of each of the registrant's classes of common stock as of February 20, 1998:
Common Stock:         5,113,021         Class A Common Stock:         35,578,398

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                             JONES INTERCABLE, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I...................................................................... 1
ITEM 1.  BUSINESS........................................................... 1
      The Company........................................................... 1
      Principal Shareholders of the Company................................. 2
      The Cable Television Industry......................................... 3
         System Operations.................................................. 3
         Programming........................................................ 4
         System Revenues.................................................... 4
      The Company's Cable Television Business............................... 5
      The Company's Other Businesses and Investments........................10
      Acquisitions of Cable Television Systems in 1997......................10
      Exchange of Cable Television Systems in 1997..........................11
      Proposed Acquisitions of Cable Television Systems in 1998.............11
      Disposition of Cable Television System in 1997........................12
      Sale of Investment in Cable & Wireless Communications plc.............13
      Public Debt and Equity Offerings in 1997..............................13
      The Company's Credit Facilities.......................................13
      Cable Television Franchises...........................................14
      Competition...........................................................14
         Broadcast Television...............................................14
         Traditional Overbuild..............................................15
         DBS................................................................15
         Telephone and Utility Companies....................................15
         Private Cable......................................................16
         MMDS...............................................................16
      Regulation and Legislation............................................17
         Cable Rate Regulation..............................................17
         Cable Entry Into Telecommunications................................18
         Telephone Company Entry Into Cable Television......................19
         Electric Utility Entry Into Telecommunications/Cable Television....19
         Additional Ownership Restrictions..................................19
         Must Carry/Retransmission Consent..................................20
         Access Channels....................................................20
         Access to Programming..............................................20
         Inside Wiring......................................................21

         Other FCC Regulations...............................................21
         Internet Access.....................................................21
         Copyright...........................................................21
         State and Local Regulation..........................................22
      Risk Factors...........................................................22

ITEM 2.  PROPERTIES..........................................................23

ITEM 3.  LEGAL PROCEEDINGS...................................................26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.............................................................28

PART II......................................................................29
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.........................................29

ITEM 6.  SELECTED FINANCIAL DATA.............................................32

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS..........................................................33

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA................................................................41

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE..........................................................73

PART III.....................................................................73
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT..........................................................73

ITEM 11. EXECUTIVE COMPENSATION..............................................79

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS, DIRECTORS AND MANAGEMENT....................................82

ITEM 13. CERTAIN TRANSACTIONS................................................86

PART IV......................................................................91

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K....................................91

Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as changes in the cable television industry, the Company's acquisition and clustering strategies, capital expenditures, the Company's operating strategies, the liquidation of the Company's managed partnerships, the development of new services and technologies, particularly those in the telecommunications area, the effects of competition, governmental regulation policies, the Company's expansion plans and other such matters, are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

                                    PART I

                               ITEM 1.  BUSINESS
                               -----------------

THE COMPANY
-----------

      Jones Intercable, Inc. (the "Company") is a Colorado corporation organized in 1970. The Company is primarily engaged in the cable television business.
The majority of the Company's cable television systems are owned indirectly by the Company through the Company's wholly owned subsidiaries, Jones Cable Holdings, Inc. ("JCH") and Jones Cable Holdings II, Inc. ("JCH II"). In addition, the Company operates cable television systems for its managed partnerships. See Item 1, The Company's Cable Television Business. The Company has a subsidiary engaged in the cable television system brokerage business and a subsidiary that manufacturers and markets data encryption products. The Company also has minority equity interests in affiliated companies that provide educational programming, products and services. See Item 1, The Company's Other Businesses and Investments.

      At December 31, 1997, the Company had a total of approximately 3,513 employees. The executive offices of the Company are located at 9697 E. Mineral Avenue, Englewood, Colorado 80112, and its telephone number is (303) 792-3111.

PRINCIPAL SHAREHOLDERS OF THE COMPANY
-------------------------------------

      Jones International, Ltd. ("International") beneficially owns approximately 48% of the Common Stock of the Company and approximately 6% of the Class A Common Stock of the Company. Glenn R. Jones, the Chairman of the Board of Directors and Chief Executive Officer of the Company, personally owns approximately 9% of the Company's Common Stock and approximately 1% of the Company's Class A Common Stock. Because of his 100% ownership of International, Mr. Jones is deemed to be the beneficial owner of all shares of the Company owned by International, and his direct and indirect stock ownership gives him voting power over approximately 37% of votes to be cast by all shareholders of the Company on matters not requiring a class vote. BCI Telecom Holding Inc. ("BTH") owns approximately 36% of the Company's Class A Common Stock and, through such ownership, BTH has an approximate 31% economic interest in the Company. Mr. Jones has the right to designate seven members of the Board of Directors, BTH has the right to designate three members of the Board of Directors and three members of the Board of Directors are jointly designated by Mr. Jones and BTH. See Item 5, Market for Registrant's Common Equity and Related Stockholder Matters, Item 10, Directors and Executive Officers of the Registrant and Item 12, Security Ownership of Certain Beneficial Owners, Directors and Management. In addition, BTH holds options to purchase 2,878,151 shares of Common Stock of the Company from International, Glenn R. Jones and certain of their affiliates which, if and when exercised, would enable BTH to elect a majority of the members of the Board of Directors of the Company.
Except in limited circumstances, such options will only be exercisable during the 12-month period following December 20, 2001.

      Pursuant to the terms of the shareholders agreement dated as of December 20, 1994 among Glenn R. Jones, International, BTH and the Company (the "Shareholders Agreement"), International and BTH, the principal shareholders of the Company, have certain rights and obligations with respect to certain transactions proposed by or otherwise affecting the Company. The Shareholders Agreement grants BTH certain significant consent rights. Notwithstanding such rights, the Company can acquire systems from its managed partnerships and can sell, buy or make investments in other cable television systems in amounts of $50,000,000 or less, up to an aggregate of $250,000,000, without BTH's consent. The Company may not, without the prior written consent of BTH, acquire or sell any cable television system other than as described above and may not incur debt if the resulting debt to cash flow ratio of the Company would exceed 7:1. In addition, pursuant to the terms of the Shareholders Agreement, the principal shareholders and/or certain of their affiliates have certain rights to distribute programming on the Company's cable television systems and the first opportunity to supply certain services and equipment to the Company (on competitive terms and conditions) and the Company has agreed to regularly advise and consult with BTH with respect to the Company's strategic, operating and financial plans and other matters. See Item 13, Certain Transactions. Because of these and other rights granted to the Company's principal shareholders under the Shareholders Agreement, certain actions that management of the Company might desire to take could be dependent upon the agreement and cooperation of the Company's principal shareholders. From time to time, disagreements concerning the Company's strategic plan, acquisitions and other matters have occurred between the principal shareholders. These disagreements have been reflected, in some cases, in divided votes by the Company's Board of Directors and, in other cases, in the Company being unable to obtain BTH's consent under the Shareholders Agreement. Should similar disagreements among the Company's principal shareholders occur in the future, management's ability to implement its strategic plan or take other actions could be frustrated, delayed or prevented. In February 1998, BTH filed a lawsuit against the Company, International and Mr. Jones alleging among other things breaches of the Shareholders Agreement. See Item 3, Legal Proceedings.

THE CABLE TELEVISION INDUSTRY
-----------------------------

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

      A cable television system is a facility that receives satellite, broadcast and FM radio signals by means of high antennas, a microwave relay service or earth stations. It then amplifies the signals and distributes them by coaxial and/or fiber-optic cable to the premises of its subscribers, who pay a fee for the service. A cable television system may also originate its own programming for distribution through its cable plant.

      The physical plant of a cable television system consists of four principal operating components. The first, known as the "headend" facility, receives television and radio signals with microwave relay systems, special antennas and satellite earth stations. The second component, the distribution network, originating at the headend and extending throughout the system, consists of coaxial and/or fiber-optic cables placed on poles or buried underground, and associated electronic equipment. The third component of the system is a "drop cable" that extends from the distribution network into the subscriber's home and connects to the subscriber's television set. The fourth component, a converter, is the home terminal device often necessary to expand channel capacity and to deliver pay-per-view and other premium services.

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

      System Operations.  The operation of cable television systems is generally
      -----------------
conducted pursuant to the terms of a franchise or similar license granted by the local governing body for the area to be served or by a state agency. Franchises generally are granted on a non-exclusive basis for a period of 5 to 15 years. Joint use or pole rental agreements are normally entered into with electric and/or telephone utilities serving a cable television system's area and annual rentals generally range from $5 to $15 for each pole used. These rates may increase in the future. See Item 1, Cable Television Franchises; Item 1, Competition; and Item 1, Regulation and Legislation.

      PROGRAMMING.  Cable television systems generally offer various types of
      -----------
programming, which include basic service, tier service, premium services, pay-per-view programs and packages including several of these services at combined rates.

      Basic cable television service usually consists of signals of all national television networks broadcast by their local affiliates, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites, and also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") contains signal carriage requirements. Rules promulgated under the 1992 Cable Act allow each commercial television broadcast station to elect every three years whether to require the cable systems in its area to carry its signal or to require the cable systems to negotiate with the station for "retransmission consent" to carry the station. If a local commercial broadcast television station requires a cable system to negotiate with the station for retransmission consent, and the cable system is unable to obtain retransmission consent, the cable system is not permitted to continue carriage of such station. See Item 1, Regulation and Legislation. To date, no broadcast stations that elected retransmission consent in areas served by any of the Company's cable television systems have withheld consent to the retransmission of their signals by a Company-owned cable television system.

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

THE COMPANY'S CABLE TELEVISION BUSINESS
---------------------------------------

      The Company is engaged primarily in the cable television business, operating cable television systems for itself and for its managed partnerships. The Company currently is one of the largest cable television system operators in the United States, with owned and managed systems totaling 1.46 million basic subscribers.

      The following table shows the cable television systems owned or managed by the Company as of December 31, 1997:


                      CABLE SYSTEMS OWNED BY THE COMPANY
                      ----------------------------------

Alexandria VA            Independence MO                Pima County AZ
Augusta GA               Manitowoc WI                   Prince Georges County MD
Celebration FL           Oxnard CA                      Prince William County VA
Chesapeake Bay Group MD  Panama City Beach FL           Savannah GA


                  CABLE SYSTEMS OWNED BY MANAGED PARTNERSHIPS
                  -------------------------------------------

Albuquerque NM (1)       Grants NM                       Roseville CA
Aurora Cluster IL        Lake Almanor CA                 Socorro NM
Barrington Cluster IL    Lake County IL                  So. Sioux City NE
Broward County FL (2)    Littlerock CA (1)               So. Suburban Cluster IL
Buffalo MN               Myrtle Creek & Communities OR   Surfside Beach SC  (2)
Calvert County MD        Naperville IL                   Three Rivers MI (2)
Clearlake CA (3)         NE Indiana & Communities IN (2) Wheaton IL
Ft. Myers FL (2)         Palmdale CA (1)                 Winnemucca NV
Glencoe/Owatonna MN (2)  Park Forest IL                  Yorba Linda CA (2)

__________________
(1)  Sale of system to the Company pending as of March 1998
(2)  Sale of system to third party pending as of March 1998
(3)  System sold to third party in January 1998

      As of December 31, 1997, Company-owned systems served approximately 765,100 basic subscribers and systems owned by Company-managed partnerships served approximately 697,800 basic subscribers. As indicated in the table above, a significant number of cable television systems owned by Company-managed partnerships are scheduled to be sold in 1998, including the Albuquerque, New Mexico system, the Palmdale, California system and the Littlerock, California system which are to be acquired by the Company. As of December 31, 1997, on a pro forma basis for the acquisitions of cable systems by the Company and sales of cable systems by managed partnerships pending as of March 1998, Company-owned systems served approximately 950,000 basic subscribers and systems owned by Company-managed partnerships served approximately 327,000 basic subscribers.

      The Company intends to liquidate its 18 remaining managed partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this strategy, the Company is marketing for sale most of the cable television systems owned by its managed partnerships. During 1997, the Company liquidated five of its managed partnerships by arranging on behalf of such partnerships for the sale of all of the remaining assets of such partnerships to the Company. See Item 1, Acquisitions of Cable Television Systems in 1997. As of the first quarter of 1998, the Company is in the process of liquidating seven more of its managed partnerships by arranging on behalf of such partnerships for the sale of all of the remaining assets of such partnerships either to the Company or to unaffiliated entities. These seven liquidations are expected to be accomplished before the end of 1998. See Item 1, Proposed Acquisitions of Cable Television Systems in 1998. In addition, several other of the Company's managed partnerships recently have sold or are in the process of selling cable systems to unaffiliated entities as intermediate steps toward the eventual liquidation of such managed partnerships.

      Over the last several years, the Company has taken significant steps to simplify its corporate structure. This process has included the above-referenced sales of cable television systems owned by certain managed partnerships either to the Company or to unaffiliated entities and the divestiture of certain of the Company's non-strategic assets. As a result of this strategy, on a pro forma basis for the cable system acquisitions by the Company and cable system sales by the managed partnerships pending as of March 1998, 74% of total subscribers served by the Company would have been owned by the Company as of December 31, 1997, compared to 23% in June 1995. See Item 1, Proposed Acquisitions of Cable Television Systems in 1998.

      During this process of simplifying its corporate structure, the Company has also made progress in clustering its owned subscribers in two primary groups of cable systems. The Company's Virginia/Maryland cluster is based primarily on geography. The Company's suburban cluster is based on similar market and operating characteristics, rather than geography. These clusters represent 93% of Company-owned subscribers. The Company believes that its clustering strategy should allow it to obtain both economies of scale and operating efficiencies.

      The Virginia/Maryland cluster is comprised of cable systems serving approximately 405,000 basic subscribers in communities in Maryland and Virginia surrounding Washington, D.C. On a pro forma basis for the Company's pending cable system acquisitions, the Company's suburban cluster is comprised of seven cable systems serving approximately 488,500 basic subscribers. The suburban cluster includes the Savannah and Augusta, Georgia systems, the Pima County, Arizona system and the Independence, Missouri system, and it will include the Albuquerque, New Mexico system that is scheduled to be acquired by the Company in the second quarter of 1998 and the Palmdale, California system and the Littlerock, California system that are scheduled to be acquired by the Company in the third quarter of 1998. See Item 1, Proposed Acquisitions of Cable Television Systems in 1998.

      The Company also intends to maintain and enhance the value of its cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

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

      Monthly service rates include fees for basic service, basic plus service and premium services. At December 31, 1997, monthly basic service rates ranged from $6.95 to $17.90 for residential subscribers, monthly basic plus service rates ranged from $22.61 to $29.13 for residential subscribers, and monthly premium services ranged from $6.00 to $12.40 per premium service. In addition, the Company earns revenues from pay-per-view programs and advertising fees. Pay-per-view programs, which usually are either unique sporting events or recently released movies, are available on many of the Company's cable television systems. Subscribers are permitted to choose individual movies for a set fee ranging from $1.99 to $6.95 per movie and individual special events for a set fee ranging from $3.95 to $45.95 per event. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $54.95; however, from time to time the Company has followed the common industry practice of reducing the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, subscribers are free to discontinue the service at any time without penalty, and most terminations occur because a subscriber moves to another home or to another city. For the year ended December 31, 1997, of the total subscriber fees received by Company-owned systems, basic and basic plus service fees accounted for approximately 66% of total revenues, premium service fees accounted for approximately 18% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 6% of total revenues and the remaining 7% of total revenues came primarily from equipment rentals, installation fees and program guide charges. The Company is dependent upon timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs.

      As the general partner of its managed partnerships, the Company earns management fees that are generally 5% of the gross revenues of the partnership, not including revenues from the sale of cable television systems or franchises. The Company also receives reimbursement from its managed partnerships for certain allocated overhead and administrative expenses incurred by the Company in its management activities. These management fees and reimbursements will be reduced and eventually will be eliminated as the Company completes the planned liquidation of its managed partnerships.

      From time to time, and although not obligated to do so, the Company has made advances to certain of its managed partnerships and has deferred collection of management fees and expense reimbursements owed by certain of its managed partnerships to allow for expansion of a cable television system or other cash needs of such a partnership. The Company expects that all advances and/or deferred fees and expense reimbursements will be paid to the Company prior to the liquidation of the managed partnerships that owe amounts to the Company.

      With respect to the managed partnerships, the Company as general partner is legally entitled to partnership distributions from the sale or refinancing of partnership cable systems, which in most cases is equal to 25% of the net remaining assets of a partnership after the payment of partnership debts and after limited partners have received an amount equal to their original investment plus, in many cases, a preferential return on their investment.
Based upon the sale prices for the partnership-owned cable systems currently under contract for sale and the most recent appraisals of the current fair market value of the partnership-owned cable systems not yet under contract for sale, the Company estimates that it will receive general partner distributions from its remaining managed partnerships totaling approximately $68,000,000.

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

THE COMPANY'S OTHER BUSINESSES AND INVESTMENTS
----------------------------------------------

      The Jones Group, Ltd., a wholly owned subsidiary of the Company, is a cable television brokerage firm that may earn fees from the Company's managed partnerships when such partnerships sell cable systems. Jones Futurex, Inc., also a wholly owned subsidiary of the Company, manufactures and markets data encryption products and provides contract manufacturing services. The Company owns an approximate 16% equity interest in Jones Education Group, Ltd. and an approximate 26% equity interest in Jones Education Group, Ltd.'s subsidiary, Knowledge TV, Inc. Jones Education Group, Ltd. offers a variety of integrated educational products and services. Knowledge TV, Inc. provides educational programming through its cable television network, JEC Knowledge TV.

ACQUISITIONS OF CABLE TELEVISION SYSTEMS IN 1997
------------------------------------------------

      North Prince Georges County System. In January 1997, the Company acquired
      ----------------------------------
the cable television system serving the communities of Berwyn Heights, Bladensburg, Bowie, Brentwood, Cheverly, College Park, Colmar Manor, Cottage City, Edmonston, Glenarden, Greenbelt, Hyattsville, Landover Hills, Laurel, Mt. Ranier, New Carrollton, North Brentwood, Riverdale, Takoma Park, University Park and portions of Prince Georges County, all in the State of Maryland (the "North Prince Georges County System") from Maryland Cable Partners, L.P., an unaffiliated entity. The purchase price for the North Prince Georges County System was $231,367,000. The purchase of the North Prince Georges County System was funded by borrowings available under the Company's credit facilities. The Company paid Jones Financial Group, Ltd. ("Financial Group"), an affiliate of the Company, a fee of $2,082,000 for acting as the Company's financial advisor in connection with this transaction. The North Prince Georges County System was contiguous to the South Prince Georges County System, which already was owned by the Company. The Company has combined the North Prince Georges County System and the South Prince Georges County System and thus the Company now serves all of Prince Georges County, Maryland in the northern suburbs of Washington, D.C. The Prince Georges County System is operated as part of the Virginia/Maryland cluster.

      Manitowoc System.  In June 1997, the Company purchased the cable
      ----------------
television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System") from Cable TV Joint Fund 11, a venture that was comprised of four Company-managed partnerships, for a purchase price of $16,122,333. The Company received, from the four managed partnerships that comprised the venture, general partner distributions totaling approximately $4,556,000. Funding of the net purchase price of $11,566,333 was provided by borrowings available under the Company's credit facilities.

      Independence System.  In August 1997, the Company purchased from Jones
      -------------------
Intercable Investors, L.P. ("Jones Intercable Investors"), a managed partnership, the cable television system serving communities in and around Independence, Missouri (the "Independence System") for a purchase price of $171,213,667, which price represented the average of three independent appraisals of the fair market value of the Independence System. The Company received a limited partner distribution totaling $25,721,000 from the sale of the Independence System because of the Company's equity interest in Jones Intercable Investors, which distribution reduced the Company's basis in the assets of the Independence System. Jones Intercable Investors paid The Jones Group, Ltd., a wholly owned subsidiary of the Company, a $4,280,000 brokerage fee in connection with this transaction, which fee reduced the Company's basis in the assets of the Independence System. Funding of the net purchase price of $141,212,667 for the Independence System was provided by all of the $91,602,000 net proceeds from the Company's sale of 9,200,000 shares of its Class A Common Stock to the public in August 1997 and borrowings available under the Company's credit facilities.

EXCHANGE OF CABLE TELEVISION SYSTEMS IN 1997
--------------------------------------------

      Exchange of Colorado Systems for Annapolis System.  In April 1997, the
      -------------------------------------------------
Company conveyed to an affiliate of Tele-Communications, Inc. the cable television systems serving areas in and around Evergreen and Idaho Springs and portions of Jefferson County, Colorado in exchange for the cable television system serving areas in and around Annapolis, Maryland (the "Annapolis System") and cash in the amount of $2,500,000. The Company paid Financial Group a $695,250 fee upon completion of this exchange as compensation to Financial Group for acting as the Company's financial advisor in connection with this transaction. The Annapolis System is now operated as part of the Company's Chesapeake Bay Group in the Virginia/Maryland cluster.

PROPOSED ACQUISITIONS OF CABLE TELEVISION SYSTEMS IN 1998
---------------------------------------------------------

      Albuquerque System.  In July 1997, the Company entered into an agreement
      ------------------
with Cable TV Fund 12-BCD Venture (the "Venture"), a venture comprised of three managed partnerships, to acquire the cable television system serving areas in and around Albuquerque, New Mexico, (the "Albuquerque System") for a purchase price of $222,963,267, subject to customary closing adjustments. This purchase price represents the average of three independent appraisals of the fair market value of the Albuquerque System. Upon closing, the Company anticipates that it will receive, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $8,100,000, which will reduce the Company's basis in the assets of the Albuquerque System. Funding for this transaction is expected to be provided by borrowings available under the Company's credit facilities. The closing of this transaction, which is expected in the second quarter of 1998, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of each of the three partnerships that comprise the Venture and the consents of governmental authorities and other third parties.

      Palmdale System.  In March 1998, the Company entered into an agreement
      ---------------
with the Venture to acquire the cable television system serving areas in and around Palmdale and Lancaster, California (the "Palmdale System") for a purchase price of $138,205,200, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Palmdale System. Upon closing, the Company anticipates that it will receive, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $24,000,000, which will reduce the Company's basis in the assets of the Palmdale System. Funding for this transaction is expected to be provided by borrowings available under the Company's credit facilities. The closing of this transaction, which is expected to occur in the third quarter of 1998, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of each of the three partnerships that comprise the Venture, the expiration or termination of all waiting periods under the Hart Scott Rodino Anti-Trust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby, and the consents of governmental authorities and other third parties.

      Littlerock System. In March 1998, the Company entered into an agreement
      -----------------
with Cable TV Fund 14-B, Ltd. ("Fund 14-B") to acquire the cable television system serving areas in and around Littlerock, California (the "Littlerock System") for a purchase price of $10,720,400, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Littlerock System. Funding for this transaction is expected to be provided by borrowings available under the Company's credit facilities. The closing of this transaction, which is expected to occur concurrently with the closing of the purchase by the Company of the Palmdale System in the third quarter of 1998, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of Fund 14-B, the expiration or termination of all waiting periods under the Hart Scott Rodino Anti-Trust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby, and the consents of governmental authorities and other third parties.

DISPOSITION OF CABLE TELEVISION SYSTEM IN 1997
----------------------------------------------

      Walnut Valley System.  In October 1997, the Company sold the cable
      --------------------
television system serving areas in around Walnut Valley, California to Century Communications Corp., an unaffiliated party, for a sales price of $32,493,000. The Company recognized a pre-tax gain of approximately $20,836,000 related to this sale in the fourth quarter of 1997. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities. The Company paid Financial Group a fee of $678,000 upon completion of the sale as compensation to Financial Group for acting as the Company's financial advisor in connection with this transaction.

SALE OF INVESTMENT IN CABLE & WIRELESS COMMUNICATIONS PLC
---------------------------------------------------------

      In April 1997, the Company tendered all of its shares of Bell Cablemedia plc to Cable & Wireless Communications plc ("CWC") in exchange for 25,017,385 shares of CWC. During April and May 1997, the Company sold all of its shares of CWC for an aggregate sales price of $109,276,000. The Company recognized a pre-tax gain on this transaction of $44,563,000. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities.

PUBLIC DEBT AND EQUITY OFFERINGS IN 1997
----------------------------------------

      In March 1997, the Company issued and sold $250,000,000 of its 8 7/8% Senior Notes due April 1, 2007. Proceeds from the sale of these Senior Notes were used to redeem the Company's $160,000,000 11.5% Subordinated Debentures due 2004 at 106.75% of par value on July 15, 1997 and for general corporate purposes. The Company recognized an extraordinary loss on early extinguishment of debt of approximately $13,500,000 in the third quarter of 1997 as a result of this redemption. Pending the redemption of the 11.5% Subordinated Debentures in July 1997, the Company applied the proceeds from the sale of the Senior Notes to reduce amounts outstanding under the Company's credit facilities.

      In August 1997, the Company sold 9,200,000 shares of its Class A Common Stock to the public at a price of $10.50 per share. The net proceeds to the Company from this public equity offering totaled $91,602,000. These proceeds were used to fund a portion of the Company's purchase of the Independence System from Jones Intercable Investors. See Item 1, Acquisitions of Cable Television Systems in 1997.

THE COMPANY'S CREDIT FACILITIES
-------------------------------

      The Company's credit facilities consist of two revolving credit facilities, one for JCH and one for JCH II. Each revolving credit facility has maximum available borrowings of $600,000,000.

      The $600,000,000 JCH revolving credit facility is a reducing revolving credit facility. The entire $600,000,000 commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity date of December 31, 2004. The balance outstanding on JCH's revolving credit facility at December 31, 1997 was $343,000,000.

      The $600,000,000 JCH II revolving credit facility consists of a $300,000,000 reducing revolving credit facility and a $300,000,000 364-day revolving credit facility. The reducing revolving credit facility allows for borrowings through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364-day revolving credit facility allows for borrowings through October 19, 1998, at which time any outstanding borrowings convert to a term loan payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The balance outstanding on the JCH II revolving credit facility at December 31, 1997 was $128,000,000, which was borrowed under the reducing revolving credit facility.

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

      The Company holds approximately 120 franchises. These franchises provide for the payment of fees to the issuing authorities and range from 3% to 5% of gross revenues. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

      The Company has never had a franchise revoked. The Company's franchises initially had terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. The Company is currently negotiating the renewal of 17 franchises that are either operating under extensions or will expire prior to December 31, 1998, and also is negotiating the renewal of 25 franchises awarded by communities located in Prince Georges County, Maryland that are either operating under extensions or will expire prior to December 31, 1998. The Prince Georges County communities have joined together with the Prince Georges County Cable Commission for the renewal negotiations. The Company has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The Company expects that the franchises operating under extensions or expiring prior to December 31, 1998 will be renewed in due course.

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

      Traditional Overbuild.  Cable television franchises are not exclusive, so
      ---------------------
that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Company has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in both owned and managed systems. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas. The Company anticipates competition in the Augusta franchise area. The City of Augusta has granted a franchise to an unaffiliated cable operator, and the Company anticipates that this operator will commence service in the franchise area during the second half of 1998. The Company's Panama City Beach system has lost basic subscribers and commercial units to an overbuilder. This overbuild continues to provide significant competition. A portion of the Company's Chesapeake Bay Group serving Anne Arundel County, Maryland is overbuilt by a competing cable television system.

      DBS.  High-powered direct-to-home satellites have made possible the wide-
      ---
scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is now attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The Company has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the availability of equipment at reasonable prices.

      Telephone and Utility Companies.  Federal cross-ownership restrictions
      -------------------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. GTE, a local exchange carrier, which provides telephone service in a multi-state region, including California, has obtained a franchise from the City of Oxnard, California and has commenced providing video programming in Oxnard in competition with the Company's Oxnard cable system. In addition, Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in competition with partnership-owned cable systems in Elgin, Glen Ellyn and Naperville, Illinois. The Company cannot predict at this time the extent of telephone company competition that will emerge to Company owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Company's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington, D.C. area recently announced plans to participate in RCN, a planned video competitor.

      Private Cable.  Additional competition is provided by private cable
      -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Company has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Company is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive. In late 1995, the Company launched a competitive telephone service in selected apartments and condominium units in its Alexandria, Virginia System, and began providing such service in the first half of 1997 in Maryland as well. The Company has been granted Competitive Local Exchange Carrier status in the states of Maryland and Virginia. The Company faces considerable competition in providing telephony service from incumbent local exchange carriers and a host of alternative carriers.

      MMDS.  Cable television systems also compete with wireless program
      ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the Company's system in Pima County, Arizona. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Company has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Company's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

       The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations, and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Company's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company.

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

      The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

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

      The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry, however, have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs.
The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

      Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the U.S. Supreme Court. The Company has already secured authorization to provide local exchange service in Maryland and portions of Virginia and has begun offering some telecommunications services to customers in both jurisdictions.

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

      Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing the Company's cable systems in suburban Maryland and Virginia. This potential OVS competition is not yet operational.

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

      Electric Utility Entry Into Telecommunications/Cable Television.  The 1996
      ---------------------------------------------------------------
Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

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

      Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

      There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BTH's investment in the Company could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses.

      Must Carry/Retransmission Consent.  The 1992 Cable Act contains broadcast
      ---------------------------------
signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business.
Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

      Access Channels.  LFAs can include franchise provisions requiring cable
      ---------------
operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

      Access to Programming.  To spur the development of independent cable
      ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

      Inside Wiring.  The FCC recently determined that an incumbent cable
      -------------
operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for an MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent operators.

      Other FCC Regulations.  In addition to the FCC regulations noted above,
      ---------------------
there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

      Internet Access.  Many cable operators have begun offering high speed
      ---------------
internet service to their customers. At this time, there is no significant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed.

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

RISK FACTORS
------------

      Shares of the Company's Class A Common Stock and Common Stock are available for purchase in the market. The purchase of shares of the Company's Class A Common Stock and Common Stock involves certain risks. Prospective purchasers of the Company's securities should consider carefully the risks related to: (i) the Company's history of net losses, (ii) its substantial leverage, (iii) the probability that most of the Company's remaining managed partnerships will not make distributions to their limited partners in amounts sufficient to provide the returns on investment originally anticipated by the limited partners and, in some cases, will not provide the limited partners with a return of all of their initial capital contributions, (iv) the control of the Company by its principal shareholders and disagreements among the Company's principal shareholders, (v) the fact that the Company engages in and expects to continue to engage in certain transactions with its affiliates, (vi) the significant governmental regulation of the cable television industry, (vii) current and threatened competition from various sources and (viii) other information about the Company set forth in this Form 10-K Report.


                              ITEM 2.  PROPERTIES
                              -------------------

      The Company leases a portion of its executive offices from Jones Properties, Inc., a subsidiary of International. The offices consist of a 101,500 square foot office building located at 9697 East Mineral Avenue, Englewood, Colorado. The lease has a 15-year term expiring in July 2000 with three 5-year renewal options at market rates existing at the beginning of the option period. The annual rent is currently $24.00 per square foot, plus operating expenses, and will not, by the terms of the lease, exceed such amount during the remainder of the term. The Company subleases approximately 44% of the building to International and certain other affiliates on the same terms and conditions as the primary lease.

      The Company, through Jones Panorama Properties, Inc., a wholly owned subsidiary of the Company, owns a 60,000 square foot office building (the "Panorama Falls Building") located at 9085 E. Mineral Avenue, Englewood, Colorado. The Company leases a portion of the Panorama Falls Building from its subsidiary for a lease price of $12.00 per square foot. The Panorama Falls Building houses additional executive offices of the Company. The Company has subleased approximately 45% of the Panorama Falls Building to International and others on the same terms and conditions as the primary lease.

CABLE TELEVISION SYSTEMS OWNED BY THE COMPANY
---------------------------------------------

      A majority of the Company's cable television systems are owned by the Company's wholly owed subsidiaries JCH and JCH II. JCH owns and operates the cable television systems that comprise the Company's Virginia/Maryland cluster. The Virginia/Maryland cluster is comprised of: the Chesapeake Bay Group of cable systems that serve customers in communities in and around Anne Arundel County and Charles County, Maryland, including the City of Annapolis; the Prince Georges County, Maryland system that services all of Prince Georges County, Maryland; the Alexandria, Virginia system; and the Prince William County system that serves the communities of Dale City, Manassas and Reston, Virginia. JCH II owns and operates the Company's suburban cluster of cable systems serving areas in and around Augusta and Savannah, Georgia, Pima County, Arizona and Independence, Missouri. It is anticipated that JCH II will acquire the cable system serving Albuquerque, New Mexico in the second quarter of 1998, and that it will also acquire the cable systems serving Palmdale, California and Littlerock, California in the third quarter of 1998. The Company directly owns and operates the cable television systems serving Manitowoc, Wisconsin, Oxnard, California and Panama City Beach and Celebration, Florida.

      The following table sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the cable television systems owned by the Company. The monthly basic plus service rates set forth herein represent, with respect to systems with multiple headends, the basic plus service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, cable television systems owned by the Company passed approximately 1,186,000 homes, representing an approximate 64% penetration rate. The figures in the following table are compiled from the Company's records and may be subject to adjustments.

SYSTEMS OWNED BY JONES CABLE HOLDINGS, INC.
-------------------------------------------

PRINCE GEORGES COUNTY, MARYLAND *             At 12/31
-------------------------------        ------------------------
                                         1997            1996
                                       --------        --------
Monthly basic plus service rate        $  29.13        $  25.89
Basic subscribers                       165,846          73,852
Pay units                               216,708         134,975

* The Prince Georges County, Maryland system includes the South Prince Georges County system (acquired in February 1996) and the North Prince Georges County system (acquired in January 1997).


CHESAPEAKE BAY GROUP, MARYLAND *                       At 12/31
------------------------------         ----------------------------------------
                                         1997            1996            1995
                                       --------        --------        --------
Monthly basic plus service rate        $  24.96        $  24.15        $  22.85
Basic subscribers                       102,209          74,252          71,997
Pay units                               108,335          80,339          79,484

* The Chesapeake Bay Group includes the Anne Arundel County system, the Charles County system and the Annapolis system. The Annapolis system was acquired in April 1997.


PRINCE WILLIAM COUNTY, VIRGINIA *                      At 12/31
-------------------------------        ----------------------------------------
                                         1997            1996            1995
                                       --------        --------        --------
Monthly basic plus service rate        $  28.17        $  25.57        $  24.07
Basic subscribers                        95,725          92,951          49,297
Pay units                                97,042          91,007          44,935

* The Prince William County, Virginia system includes the Dale City system (acquired in November 1995), the Manassas system (acquired in January 1996) and the Reston system (acquired in February 1996).


ALEXANDRIA, VIRGINIA                                   At 12/31
--------------------                   ----------------------------------------
                                         1997            1996            1995
                                       --------        --------        --------
Monthly basic plus service rate        $  27.93        $  24.98        $  23.33
Basic subscribers                        41,137          40,525          38,916
Pay units                                31,926          33,387          32,510

SYSTEMS OWNED BY JONES CABLE HOLDINGS II, INC.
----------------------------------------------

AUGUSTA, GEORGIA                                       At 12/31
----------------                       ----------------------------------------
                                         1997            1996            1995
                                       --------        --------        --------
Monthly basic plus service rate        $  27.68        $  25.73        $  23.98
Basic subscribers                        89,170          85,816          84,146
Pay units                                73,307          70,619          67,428


PIMA COUNTY, ARIZONA                                   At 12/31
--------------------                   ----------------------------------------
                                         1997            1996            1995
                                       --------        --------        --------
Monthly basic plus service rate        $  26.45        $  25.80        $  24.00
Basic subscribers                        62,364          59,434          56,512
Pay units *                              35,532          38,898          33,737

* The Pima County system had a successful promotion of pay channels in late 1996, resulting in a significant increase in pay units in 1996. The promotion was discontinued in 1997, and the system was unable to maintain the increase experienced in 1996.


SAVANNAH, GEORGIA *                            At 12/31
-----------------                      ------------------------
                                         1997            1996
                                       --------        --------
Monthly basic plus service rate        $  24.17        $  23.94
Basic subscribers                        66,184          62,780
Pay units                                40,428          36,629

*    The Savannah system was acquired in April 1996.


INDEPENDENCE, MISSOURI *               At 12/31
----------------------                 --------
                                         1997
                                       --------
Monthly basic plus service rate        $  25.92
Basic subscribers                        87,070
Pay units                                63,481

*    The Independence system was acquired in August 1997.

SYSTEMS OWNED BY JONES INTERCABLE, INC.
---------------------------------------

OXNARD, CALIFORNIA                                     At 12/31
------------------                     ----------------------------------------
                                         1997            1996            1995
                                       --------        --------        --------
Monthly basic plus service rate        $  23.40        $  21.15        $  19.15
Basic subscribers*                       35,985          40,134          39,101
Pay units*                               24,234          28,701          26,751

* The reduction in the number of basic subscribers and pay units is due to an overbuild of the system.


PANAMA CITY BEACH, FLORIDA *                           At 12/31
--------------------------             ----------------------------------------
                                         1997            1996            1995
                                       --------        --------        --------
Monthly basic plus service rate        $  23.10        $  21.10        $  21.10
Basic subscribers*                        7,072           7,248           7,380
Pay units                                 7,076           7,251           6,285

* The reduction in the number of basic subscribers and pay units is due to an ongoing overbuild of the system.


CELEBRATION, FLORIDA                           At 12/31
--------------------                   ------------------------
                                         1997            1996
                                       --------        --------
Monthly basic plus service rate        $  20.94        $  20.94
Basic subscribers*                          428             186
Pay units                                   281             108


MANITOWOC, WISCONSIN *                 At 12/31
--------------------                   --------
                                         1997
                                       --------
Monthly basic plus service rate        $  22.61
Basic subscribers                        11,954
Pay units                                 7,151

*    The Manitowoc system was acquired in June 1997.


                          ITEM 3.  LEGAL PROCEEDINGS
                          --------------------------
Tampa Litigation
----------------

  The Company is a defendant in a now-consolidated civil action filed by limited partners of Cable TV Fund 12-D, Ltd., one of the Company's managed partnerships. The case, styled David
                 -----

Hirsch, Marty, Inc. Pension Plan (by its trustee and beneficiary, Martin Ury)
-----------------------------------------------------------------------------
and Jonathan and Eileen Fussner, derivatively on behalf of Cable TV Fund 12-B,
------------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., plaintiffs v. Jones
--------------------------------------------------------------------------------
Intercable, Inc., defendant, and Cable TV Fund 12-BCD Venture, Cable TV Fund
----------------------------------------------------------------------------
12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., nominal
--------------------------------------------------------------------------
defendants (District Court, Arapahoe County, State of Colorado, Case No. 95-CV-
----------
1800, Division 3), is a derivative action filed on behalf of Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Cable TV Fund 12-D, Ltd. ("Fund 12-D"). The consolidated complaint generally alleges that the Company breached its fiduciary duty to the plaintiffs and to the other limited partners of Fund 12-B, Fund 12-C and Fund 12-D and the Cable TV Fund 12-BCD Venture (the "Venture") in connection with the Venture's sale of the Tampa, Florida cable television system (the "Tampa System") to a subsidiary of the Company and the subsequent trade of the Tampa System to Time Warner Entertainment Advance/Newhouse Partnership ("Time Warner"), an unaffiliated cable television system operator, in exchange for cable television systems owned by Time Warner. The consolidated complaint also sets forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs assert that the subsidiary of the Company that acquired the Tampa System paid an inadequate price for the Tampa System. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the limited partnership agreements of Fund 12-B, Fund 12-C and Fund 12-D. The plaintiffs have challenged the adequacy and independence of the appraisals. The consolidated complaint seeks damages in an unspecified amount and an award of attorneys' fees, and the complaint also seeks punitive damages and certain equitable relief. The Company has filed its answer to the consolidated complaint and has generally denied the substantive allegations in the complaint and has asserted a number of affirmative defenses. The Company intends to defend this lawsuit vigorously.

  In August 1997, the Company moved for summary judgment in its favor on the ground that plaintiffs did not make demand on the Company for the relief they seek before commencing their lawsuits or show that such a demand would have been futile. In January 1998, the court (i) held that plaintiffs did not make demand before commencing their lawsuits or show that such demand would have been futile, (ii) stayed the consolidated case and vacated the February 1998 trial date, (iii) ordered that plaintiffs make a demand on the Company and that the Company appoint an independent counsel to review, consider and report on that demand, (iv) ordered that the independent counsel be appointed at the March 1998 meeting of the Company's Board of Directors and (v) ordered that the independent counsel be subject to the approval of the court. The court set a new trial date for October 1998 in the event that the case is not resolved through the independent counsel process or otherwise.

  The partnership agreements of Fund 12-B, Fund 12-C and Fund 12-D provide that the Company will not be liable to the partnerships or to the limited partners of the partnerships for any act or omission performed or omitted by it in good faith pursuant to the authority granted to the Company by the partnership agreements. The partnership agreements further provide that the Company will be liable to the partnerships and to their limited partners only for fraud, bad faith or gross negligence in the performance of the cable television activities of the partnerships or negligence in the management of the internal affairs of the partnerships. The partnership agreements further provide that the partnerships shall indemnify and save harmless the Company and its affiliates and any agent or officer or director thereof from any loss or damage incurred by them, including legal fees and expenses and amounts paid in settlement by reason of any action performed by the Company or any agent, officer or director thereof on behalf of the partnerships or in furtherance of their interests; provided, however, that the foregoing shall not relieve the Company of its fiduciary duty to the limited partners or liability for (nor shall the Company be indemnified for) its fraud, bad faith or gross negligence in the performance of the cable television activities of the partnerships or negligence in the management of the internal affairs of the partnerships. In accordance with these provisions of the partnership agreements, Fund 12-B, Fund 12-C and Fund 12-D will be obligated to indemnify and save harmless the Company from any loss incurred by it, including its legal fees and expenses and amounts paid in settlement, in connection with this litigation concerning the Tampa System's sale unless the Company is found to have breached its fiduciary duty to the limited partners in connection with the Tampa System's sale or is found to have committed fraud or to have acted in bad faith or with gross negligence in connection with the Tampa System sale. Amounts reimbursed to the Company by the three partnerships would be in proportion to their ownership interests in the Venture.

Shareholder Litigation
----------------------

  In February 1998, BTH, the Company's largest shareholder, filed an action in the United States District Court for the District of Colorado against the Company, Jones International, Ltd. ("International"), Jones Internet Channel, Inc. ("JICI") and Glenn R. Jones. BCI Telecom Holding, Inc., plaintiff v. Jones
                                  ---------------------------------------------
Intercable, Inc., Jones International, Ltd., Jones Internet Channel, Inc. and
-----------------------------------------------------------------------------
Glenn R. Jones, defendants (U.S. District Court for the District of Colorado,
--------------------------
Civil Action No. 98-D-224). Mr. Jones is the Company's Chairman and Chief Executive Officer. International is owned by Mr. Jones, and it also is one of the Company's largest shareholders. JICI is a wholly owned subsidiary of International. BTH, the Company, International and Mr. Jones are parties to a Shareholders Agreement dated as of December 20, 1994 (the "Shareholders Agreement").

  In its complaint, BTH alleges that the defendants have violated the Shareholders Agreement and certain duties allegedly owed to BTH, and conspired with each other to do so. More specifically, BTH claims that under the Shareholders Agreement, the offering of the service known as the "Internet Channel" to the Company's subscribers, and any affiliation agreement between the Company and JICI for the provision of the Internet Channel service, could not proceed without approval of a specific group of directors of the Company, including the three directors designated by BTH. BTH also maintains, in connection with the relationship and proposed affiliate agreement between the Company and JICI, that the defendants have breached a provision of the Shareholders Agreement defining the "Core Business" of the Company. In addition to damages, BTH seeks an injunction prohibiting the Company from making the Internet Channel available to additional subscribers and from entering into an affiliate agreement with JICI for the Internet Channel, as well as other equitable relief. A hearing on the motion of the plaintiff for a preliminary injunction has been set for March 23, 1998.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

  The annual meeting of the shareholders of the Company was held on November 3, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act, there was no solicitation in opposition to the nominees for director listed in the proxy statement and all of such nominees were elected at the meeting. In addition, at the meeting the shareholders voted to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for the year ending December 31, 1997.

  The shareholders of the Company also approved a proposal to amend the Company's 1992 Stock Option Plan to increase the number of shares of Class A Common Stock authorized under the Company's 1992 Stock Option Plan from 1,800,000 shares to 2,583,455 shares. The vote on this amendment to the Company's 1992 Stock Option Plan was as follows, with each share of Common Stock being entitled to one vote, and each share of Class A Common Stock being entitled to 1/10 of one vote:


CLASS OF SHARES VOTING        APPROVING        DISAPPROVING        ABSTAINING
----------------------        ---------        ------------        ----------

Common Stock                  4,171,551              86,317            30,523
Class A Common Stock          2,715,177             497,004             7,344


                                    PART II

          ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          ----------------------------------------------------------
                              STOCKHOLDER MATTERS
                              -------------------

  The Company's Common Stock and Class A Common Stock are traded in the over-the-counter market and authorized for quotation on the National Market System operated by the National Association of Securities Dealers, Inc. (NASDAQ) under the following symbols:

                              Common Stock - JOIN
                         Class A Common Stock - JOINA

     The following table shows the high and low prices as quoted on the NASDAQ National Market System for each quarterly period of the years ended December 31, 1996 and 1997 for each class of the Company's stock:

                                          Common Stock     Class A Common Stock
                                      ------------------   --------------------
   Year Ended 12/31/96                  High       Low        High       Low
                                      --------  --------   ---------  ---------
   First Quarter                        17        12          15         11 7/8
   Second Quarter                       16        14          14 5/8     13 1/8
   Third Quarter                        15 1/2    12          14         11 3/8
   Fourth Quarter                       13 7/8    10 1/4      13 7/8     10 1/8


                                          Common Stock     Class A Common Stock
                                      ------------------   --------------------
   Year Ended 12/31/97                  High       Low        High       Low
                                      --------  --------   ---------  ---------
   First Quarter                        17        12          15         11 7/8
   First Quarter                        10 7/8     9 1/2      11          9 1/8
   Second Quarter                       13 7/8     9 1/4      13 3/8      8 1/4
   Third Quarter                        13 1/2    10 3/4      13 11/16   10 1/2
   Fourth Quarter                       17 1/2    12 1/8      18 1/8     12 3/8


   At December 31, 1997, the Common Stock and Class A Common Stock of the Company were held of record by 663 and 1,351 shareholders, respectively.

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

   Holders of Class A Common Stock have limited voting rights compared to the holders of Common Stock. In all circumstances where the shareholders vote together as a single class, the holders of Class A Common Stock are entitled to one-tenth of a vote per share and the holders of Common Stock are entitled to one vote per share. In addition, the Company's Articles of Incorporation provide that the holders of Class A Common Stock, voting as a separate class, are entitled to elect 25% of the membership of the Board of Directors, and that the holders of Common Stock, voting as a separate class, are entitled to elect 75% of the membership of the Board of Directors. Glenn R. Jones, the Chairman and Chief Executive Officer of the Company, beneficially owns 57% of the voting power of the outstanding Common Stock and 37% of the total voting power of the outstanding Class A Common Stock and Common Stock combined. Thus, Mr. Jones has the power to elect the majority of the members of the Company's Board of Directors and to otherwise effectively control all matters requiring shareholder approval. In addition, BTH beneficially owns 36% of the voting power of the outstanding Class A Common Stock and 15% of the voting power of the Class A Common Stock and Common Stock combined. Also, BTH holds options to purchase 2,878,151 shares of Common Stock of the Company from Mr. Jones and certain of his affiliates, which, if and when exercised, would afford BTH effective control of the Company. Except in limited circumstances, such options will only be exercisable during the 12-month period following December 20, 2001.

   The voting control of the Company's shares by Mr. Jones and BTH and certain provisions of the Company's Articles of Incorporation may be deemed to have certain anti-takeover effects. This voting control may have the effect of delaying, deferring or preventing a change of control of the Company, including any business combination with an unaffiliated party, impeding the ability of shareholders other than those affiliated with Mr. Jones and BTH to replace management even if factors warrant such a change and affecting the price that investors might be willing to pay in the future for shares of the Company's Class A Common Stock and Common Stock. In addition, the size and the makeup of the Company's Board of Directors are governed by provisions of the Shareholders Agreement. See Item 10, Directors and Executive Officers of the Registrant.

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

                                              1997           1996        1995          1994          1993
                                           ---------      ---------    ----------   -----------   -----------
                                                         (in thousands except per share data)
REVENUES:
  Cable Television Revenue
    Subscriber service fees               $  333,826     $  248,626    $  135,350   $   103,335   $    99,438
    Management fees                           17,253         19,104        21,462        17,952        17,255
    Distributions and Brokerage Fees           2,768         15,483             -             -             -
  Non-cable Revenue                            8,741         28,497        32,026        10,602         7,624
                                           ---------      ---------      --------      --------      --------

TOTAL REVENUES                               362,588        311,710       188,838       131,889       124,317
                                           ---------      ---------      --------      --------      --------

COSTS AND EXPENSES:
  Cable Television Expenses
    Operating expenses                       174,967        131,529        77,638        55,196        54,307
    General and administrative                19,642         16,586         8,284         8,120        10,034
  Non-cable operating, general and
    administrative                             9,297         28,410        32,382        11,810         7,989
                                           ---------      ---------      --------      --------      --------
OPERATING INCOME
  BEFORE DEPRECIATION
  AND AMORTIZATION                           158,682        135,185        70,534        56,763        51,987

DEPRECIATION AND AMORTIZATION                175,839        131,186        55,805        45,585        43,328
                                           ---------      ---------      --------      --------      --------

OPERATING INCOME (LOSS)                   $  (17,157)    $    3,999   $    14,729   $    11,178   $     8,659
                                           =========      =========      ========      ========      ========

LOSS BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEMS           $  (41,764)    $  (62,660)  $   (21,024)  $    (8,691)  $   (36,066)

INCOME TAX BENEFIT                             3,275              -             -             -             -
                                           ---------      ---------      --------      --------      --------

LOSS BEFORE
  EXTRAORDINARY ITEMS                        (38,489)       (62,660)      (21,024)       (8,691)      (36,066)

EXTRAORDINARY ITEMS-
  LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET OF TAX         (13,459)             -          (692)            -       (12,781)
                                           ---------      ---------      --------      --------      --------


NET LOSS                                  $  (51,948)    $  (62,660)  $   (21,716)  $    (8,691)  $   (48,847)
                                           =========      =========      ========      ========      ========

LOSS PER SHARE:
    LOSS BEFORE EXTRAORDINARY ITEMS       $    (1.11)    $    (2.00)  $      (.67)  $      (.45)  $     (2.16)
    EXTRAORDINARY ITEMS                         (.39)             -          (.02)            -          (.76)
                                           ---------      ---------      --------      --------      --------

                                          $    (1.50)    $    (2.00)  $      (.69)  $      (.45)  $     (2.92)
                                           =========      =========      ========      ========      ========

LOSS PER SHARE
    ASSUMING DILUTION
    LOSS BEFORE EXTRAORDINARY ITEMS       $    (1.11)    $    (2.00)  $      (.67)  $      (.45)  $     (2.16)
    EXTRAORDINARY ITEMS                         (.39)             -          (.02)            -          (.76)
                                           ---------      ---------      --------      --------      --------

                                          $    (1.50)    $    (2.00)  $      (.69)  $      (.45)  $     (2.92)
                                           =========      =========      ========      ========      ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING                          34,610         31,372        31,270        19,517        16,728
                                            ========      =========      ========      ========      ========

TOTAL ASSETS                              $1,371,371     $1,134,129   $   860,499   $   608,289   $   434,298
                                           =========      =========      ========      ========      ========

TOTAL DEBT                                $1,024,732     $  806,147   $   492,714   $   281,578   $   372,908
                                           =========      =========      ========      ========      ========

SHAREHOLDERS'
  INVESTMENT                              $  228,518     $  235,307   $   292,795   $   271,284   $    17,503
                                           =========      =========      ========      ========      ========


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

      FINANCIAL CONDITION

      The Company is engaged primarily in the cable television business, operating cable systems for itself and for its managed partnerships. The Company is one of the largest cable television system operators in the United States, with owned and managed systems totaling approximately 1.46 million basic subscribers. As of December 31, 1997, on a pro forma basis for all completed and pending acquisitions and sales of cable systems, Company-owned systems served approximately 950,000 basic subscribers and systems held by Company-managed partnerships served approximately 327,000 basic subscribers. Key elements of the Company's operating strategy include increasing the number of owned subscribers clustered in attractive demographic areas and increasing penetration and revenues per subscriber by targeted marketing, superior customer service and the maintenance of high technical standards.

      Over the last several years, the Company has taken significant steps to simplify its corporate structure. This process has included the sale of cable television systems owned by certain managed partnerships to either the Company or to third parties and the divestiture of certain of the Company's non-strategic assets. As a result of this strategy, on a pro forma basis as of December 31, 1997, 74% of total subscribers would have been owned by the Company compared to 23% in June 1995. During this process, the Company has also made significant progress in clustering its owned subscribers in two primary groups of cable systems. The Company's Virginia/Maryland cluster, owned by JCH, is based primarily on geography. The Company's suburban cluster, owned by JCH II, is based on similar market and operating characteristics, rather than geography. These clusters represent approximately 93% of Company-owned subscribers. The Company believes that its clustering strategy should allow it to obtain both economies of scale and operating efficiencies, for example in areas such as marketing, administrative and capital expenditures.

      The Company intends to liquidate its managed partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this strategy, the Company is marketing for sale many of the cable television systems owned by its managed partnerships. During 1997, six cable television systems serving 174,000 basic subscribers, including the Independence System and the Manitowoc System which were purchased by the Company, were sold by managed partnerships. In addition, eleven cable television systems serving 390,000 basic subscribers, including the Albuquerque System, the Palmdale System and the Littlerock System which are to be purchased by the Company, were under contract to be sold at March 10, 1998.

      The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

      In implementing the Company's acquisition strategy, the Company acquired the North Prince Georges County System in January 1997 and the Annapolis System in April 1997 because they are near other systems owned by the Company in the Virginia/Maryland Cluster. The Company purchased the Independence System in August 1997 because its operating characteristics are similar to the other systems in JCH II. In addition, the Company purchased the Manitowoc System in June 1997. The net effect of the acquisitions of such systems and the disposition of the Company's Colorado cable television systems and the sale of the Walnut Valley System, as well as internal subscriber growth, have increased the Company's owned basic subscriber base by approximately 180,000 basic subscribers since January 1, 1997 to approximately 765,000 basic subscribers at December 31, 1997. Such transactions are described in detail in Note 2 of the Notes to Consolidated Financial Statements.

      The North Prince Georges County System was purchased for $231,367,000. Funding was provided by borrowings available under JCH's revolving credit facility. The Annapolis System, together with $2,500,000 in cash, was acquired in exchange for the Colorado cable television systems owned by the Company. The Manitowoc System was purchased for a net purchase price of $11,566,000. Funding was provided by borrowings under the Company's credit facilities. The Independence System was purchased for net cash of $141,200,000. Funding was provided by the net proceeds from the Company's Class A Common Stock offering discussed below and borrowings from JCH II's credit facility.

      The Company has entered into agreements to acquire the Albuquerque System for $222,963,267, the Palmdale System for $138,205,200 and the Littlerock System for $10,720,400 because their operating characteristics are similar to the other systems in JCH II. Closing is expected in the second quarter of 1998. Funding is expected to be provided by borrowings under JCH II's credit facility. This transaction is described in detail in Note 2 of the Notes to Consolidated Financial Statements.

      From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of December 31, 1997, the Company had advanced funds to various managed partnerships totaling approximately $7,783,000, an increase of approximately $3,787,000 over the amount advanced at December 31, 1996. These advances represent funds for capital expansion and improvements of properties owned by the Company's managed partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during 1998. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

      The Company purchased property, plant and equipment totaling approximately $133,598,000 during 1997. Of the capital expenditures, $119,251,000 are principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Company's cable television systems in Virginia/Maryland; Savannah, Georgia; Independence, Missouri and Oxnard, California and (b) new extension projects, drop materials, converters and various maintenance projects in the Pima County, Arizona; Augusta, Georgia; and Virginia/Maryland systems. Approximately $14,347,000 of the expenditures was for the development of telephone service in the Virginia/Maryland Cluster. Estimated capital expenditures for 1998 are approximately $165,000,000. These capital expenditures include approximately $49,500,000 for the rebuild of cable plant, approximately $9,600,000 for the development of telephone service and $3,600,000 for the development of digital television. The remaining $102,300,000 is for cable extensions, drop materials and labor, converters, equipment and various enhancements in all of the Company's cable television systems. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facilities, as discussed below.

       Sources of Funds
       ----------------

       The Company's main sources of capital consist of cash generated from operations and borrowings available under two revolving credit facilities, one
for JCH and one for JCH II.   Each revolving credit facility has maximum
available borrowings of $600 million.

      The $600 million JCH revolving credit facility is a reducing revolving credit facility. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity date of December 31, 2004. The balance outstanding on JCH's revolving credit facility at December 31, 1997 was $343,000,000.

      The $600 million JCH II Revolving Credit Facility consists of a $300 million reducing revolving credit facility and a $300 million 364 day revolving credit facility. The reducing revolving credit facility allows for borrowings through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364 day revolving credit facility allows for borrowings through October 1998, at which time any outstanding borrowings convert to a term loan payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The balance outstanding on the JCH II Revolving Credit Facility at December 31, 1997 was $128,000,000. This amount was borrowed under the reducing revolving credit facility.

      On October 16, 1997, the Company sold the cable television system serving areas in and around Walnut Valley, California for $32,493,000 to Century Communications Corp., an unaffiliated party. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities.

      On August 26, 1997, the Company sold 9,200,000 shares of its Class A Common Stock to the public at a price of $10.50 per share. Net proceeds to the Company were $91,602,000. The proceeds were used to fund a portion of the purchase of the Independence System.

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

      The Company, in its capacity as the general partner of its managed partnerships, may from time to time receive general partner distributions upon the sale of cable television systems owned by such partnerships. No such distributions were received during 1997. In addition, the Company through The Jones Group, Ltd., a wholly owned subsidiary, may receive brokerage fees upon the sale of the managed partnerships' cable television systems to third parties. During 1997, the Company received brokerage fees of $3,695,000, less expenses of $927,000.

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

      Impact of the Year 2000 Issue
      -----------------------------

      The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00". This problem could cause system failure or miscalculations causing disruptions of business processes.

      The Company has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment the Company has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

      The Company is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The Company has established an internal team to address this issue. The Company is identifying and testing all date-sensitive equipment involved in delivering service to its customers. In addition, the Company will assess its options regarding repair or replacement of affected equipment during this testing. The Company currently has no definitive estimate of the cost or the extent of the impact, if any, this problem will have on service delivery, however the Company does not believe that the impact will be material. The Company anticipates completion of its testing in 1998, at which time it will determine the financial impact on the Company.

      RESULTS OF OPERATIONS

      Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
      ---------------------------------------------------------------------

      Revenues

      The Company derives its revenues from four primary sources: subscriber service fees from Company-owned cable television systems, management fees from managed partnerships, fees and distributions paid upon the sale of certain cable television properties owned by managed partnerships and revenues from non-cable television subsidiaries.

      Total revenues for the year ended December 31, 1997 totaled $362,588,000, an increase of $50,878,000, or 16%, over the total of $311,710,000 for the year ended December 31, 1996. This increase reflects the Company's acquisition of the following cable television systems: the Manassas System on January 10, 1996; the South Prince Georges County System on February 29, 1996; the Reston System on February 29, 1996; the Savannah System on April 12, 1996; the North Prince Georges County System, on January 31, 1997; the Annapolis System on April 15, 1997; the Manitowoc System on June 30, 1997 and the Independence System on August 31, 1997 (the "Acquired Systems"). The increase in revenues would have been greater but for the following: (i) the receipt of a general partner distribution and brokerage fee totaling $15,483,000 in 1996 compared to brokerage fees of $2,768,000 in 1997; (ii) the reduction in 1997 non-cable revenue due to the sale of two non-cable subsidiaries in 1996; (iii) a decrease in management fees due to the sale of certain cable television systems owned by managed partnerships; and (iv) the sale of the Walnut Valley System in August,
1997.   Adjusting for the effect of the Acquired Systems, the second quarter
1996 general partner distribution and brokerage fee, the sale of the non-cable subsidiaries, the decrease in management fees and the sale of the Walnut Valley System (the "Pro Forma Adjustments"), total revenues would have increased $25,185,000, or 8%.

      The Company's subscriber service fees for the year ended December 31, 1997 totaled $333,826,000, an increase of $85,200,000 or 34%, over the total of $248,626,000 for the year ended December 31, 1996. The acquisition of the Acquired Systems accounted for $61,397,000, or 72%, of the increase in subscriber service fees. With the Pro Forma Adjustments, subscriber service fees would have increased $23,803,000, or 8%. This increase was due primarily to an increase in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company. Disregarding the effect of acquisitions during 1997, basic subscribers increased 15,116, an increase of 3.1%.

      The Company receives management fees generally equal to 5% of the gross operating revenues of its managed limited partnerships. Management fees totaled $17,253,000 in 1997, a decrease of $1,851,000, or 10%, over the total of
$19,104,000 reported in 1996. The sale of certain systems owned by managed partnerships during 1997 and 1996 caused this decrease. As the Company liquidates its managed partnerships, management fees will continue to decrease. On a pro forma basis, management fees would have increased $1,076,000, or 7%. This increase was due to the revenue growth from basic rate adjustments and increases in the subscriber base of the remaining systems owned by managed partnerships.

      In its capacity as the general partner of its managed partnerships, the Company may receive general partner distributions upon the sale of certain cable television properties owned by such partnerships. The Company received a distribution of $14,000,000 upon the sale of Cable TV Fund 11-B, Ltd.'s Lancaster, New York System in April 1996. No such revenue was received in 1997. In addition, The Jones Group, Ltd., a wholly owned subsidiary of the Company, may earn brokerage fees upon the sale of certain managed cable television systems to third parties. The Company earned brokerage fees of $3,695,000 less
expenses of $927,000 during 1997.    A brokerage fee of $2,100,000, less
expenses of $617,000, was earned in 1996.

      The Company operates Jones Futurex, Inc. ("Futurex"), a manufacturer of various electronic components. In addition, the Company owned and operated Jones Galactic Radio, Inc. ("Galactic Radio"), until its sale on June 14, 1996 and Jones Satellite Programming, Inc. ("JSP"), a distributor of satellite programming to satellite dish owners, until the sale of its assets on July 31, 1996. Non-cable revenues totaled $8,741,000 in 1997, a decrease of $19,756,000, or 69%, over the $28,497,000 recognized in 1996. This decrease was primarily due to the sales of Galactic Radio and JSP.

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

      Cable operating expenses totaled $174,967,00 for the year ended December 31, 1997, an increase of $43,438,000, or 33%, over the total of $131,529,000 for the year ended December 31, 1996. The acquisition of the Acquired Systems accounted for $33,024,000, or 76%, of this increase. With the Pro Forma Adjustments, cable operating expenses would have increased $10,414,000, or 6%, for 1997 compared to 1996. This increase was due primarily to increases in basic and tier programming costs.

      Cable general and administrative expenses totaled $19,642,000 for the year ended December 31, 1997, an increase of $3,056,000, or 18%, over the total of $16,586,000 for the year ended December 31, 1996. This increase was due to the effect of the Acquired Systems. As the Company acquires cable television systems for its own account and sells cable television systems owned by managed partnerships, and thereby transitions from a management company to an operating company, the Company's proportionate percentage of total general and administrative expenses will increase. With the Pro Forma

Adjustments, cable general and administrative expenses would have decreased $1,491,000, or 7%, for 1997. This decrease was due to effective cost controls relating to general and administrative expenses.

      Non-cable operating, general and administrative expenses totaled $9,297,000 for the year ended December 31, 1997, a decrease of $19,113,000, or 67%, over the total of $28,410,000 for the year ended December 31, 1996. This decrease was primarily due to the sales of Galactic Radio and JSP during 1996.

      Depreciation and amortization expense totaled $175,839,000 for the year ended December 31, 1997, an increase of $44,653,000, or 34%, over the total of $131,186,000 for the year ended December 31, 1996. Depreciation and amortization relating to the Acquired Systems and the $14,228,000 write-off of costs associated with the development of a billing system by an affiliate were primarily responsible for this increase.

      Operating Income

      The Company recognized an operating loss of $17,157,000 for the year ended December 31, 1997 compared to operating income of $3,999,000 for the year ended December 31, 1996. This change was due to the increase in depreciation and amortization expense.

      The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. The value of a cable television company is often expressed using multiples of cable television system cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $158,682,000 for the year ended December 31, 1997, an increase of $23,497,000, or 17%, over the total of $135,185,000 for the year ended December 31, 1996. The effect of the Acquired Systems, which was offset, in part, by the general partner distribution received in 1996, was primarily responsible for this increase. With the Pro Forma Adjustments, operating income before depreciation and amortization would have increased $16,105,000, or 12%.

      Other Income (Expense)

      Interest expense totaled $86,764,000 for the year ended December 31, 1997, an increase of $18,982,000, or 28%, over the total of $67,782,000 for the year ended December 31, 1996. This increase was due to higher outstanding balances on the Company's interest bearing obligations. Borrowings were used to fund the acquisition of the Acquired Systems.

      Interest income totaled $1,451,000 for the year ended December 31, 1997, a decrease of $2,307,000, or 61%, over the total of $3,758,000 for the year ended December 31, 1996. This decrease was due to lower average balances of receivables from managed partnerships and lower effective interest rates.

      Equity in losses of affiliated entities totaled $3,804,000 for the year ended December 31, 1997 an increase of $331,000, or 10%, over the total of $3,473,000 for the year ended December 31, 1996. This increase was due primarily to an increase in the recognition of losses of the managed partnerships.

      The Company recognized gains on the sale of assets in 1997 totaling $70,232,000, including the $44,563,000 gain on the sale of its CWC shares, the $2,979,000 gain on the redemption of Global Group Shares, the $1,854,000 gain from insurance and sale proceeds from the Company aircraft and the $20,836,000 gain from the sale of the Walnut Valley System. The Company recognized gains on the sales of assets of $5,262,000 during 1996 from the sale of JSP's assets and the Company's sale of certain marketable securities of an unaffiliated company.

      Net loss totaled $51,948,000 for the year ended December 31, 1997, a decrease of $10,712,000, or 17%, over the total loss of $62,660,000 for the year ended December 31, 1996. This decrease was due primarily to the gains on the sale of assets recognized in 1997.

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

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

      Revenues

      Total revenues for the year ended December 31, 1996 totaled $311,710,000, an increase of $122,872,000, or 65%, over the total of $188,838,000 for the year ended December 31, 1995. This increase reflected the Company's acquisition of the following cable television systems: the Augusta System on October 20, 1995; the Dale City System on November 29, 1995; the Manassas System on January 10, 1996; the South Prince Georges County System on February 29, 1996; the Reston System on February 29, 1996; and the Savannah System on April 12, 1996 (the "Acquired Systems"). Disregarding the effect of the Acquired Systems and the sales of Galactic Radio on June 14, 1996, and the assets of JSP on July 31, 1996, total revenues would have increased $11,080,000, or 8%.

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

      The Company received a general partner distribution of $14,000,000 upon the sale of Cable TV Fund 11-B, Ltd.'s Lancaster, New York System in April 1996. No such revenue was recognized during 1995. The Company earned brokerage fees of $2,100,000, less expenses of $617,000, upon the sale of Cable TV Fund 11-B, Ltd.'s Lancaster, New York System in April 1996. No such fees were recognized during 1995.

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

         Item 8.  Financial Statements and Supplementary Data
                  -------------------------------------------


                         INDEX TO FINANCIAL STATEMENTS


                                                            Page
                                                            ----


Report of Independent Public Accountants                    43

Consolidated Balance Sheets                                 44

Consolidated Statements of Operations                       46

Consolidated Statements of Shareholders' Investment         47

Consolidated Statements of Cash Flows                       48

Notes to Consolidated Financial Statements                  49


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO JONES INTERCABLE, INC.:


     We have audited the accompanying consolidated balance sheets of JONES INTERCABLE, INC. (a Colorado corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Intercable, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Denver, Colorado
March 10, 1998                             ARTHUR ANDERSEN LLP

CONSOLIDATED
BALANCE SHEETS                                            Jones Intercable, Inc.
As of December 31, 1997 and 1996                                and Subsidiaries
--------------------------------------------------------------------------------

ASSETS                                                          1997         1996
                                                              (Stated in Thousands)
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                                    $    3,595   $   2,687

RECEIVABLES:
 Trade receivables, net of allowance for
  doubtful accounts of $1,692,000 in 1997
  and $1,483,000 in 1996                                         27,268      16,327
 Affiliated entities                                              7,783       3,996
 Other                                                            1,418         962

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                         745,115     569,148
  Less - Accumulated depreciation                              (224,893)   (184,738)
                                                             ----------   ---------
                                                                520,222     384,410
 Franchise costs and other intangible assets,
  net of accumulated amortization of $285,212,000 in 1997
  and $219,783,000 in 1996                                      721,336     492,219

 Investments in affiliates and domestic cable
  television partnerships                                        24,568      31,483
 Investment in Bell Cablemedia plc                                    -     111,767
                                                             ----------   ---------
TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES               1,266,126   1,019,879
                                                             ----------   ---------

DEFERRED TAX ASSET, net of valuation
 allowance of $84,473,000 in 1997 and
 $68,768,000 in 1996                                              7,137       3,862
DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                      58,044      86,416
                                                             ----------   ---------

TOTAL ASSETS                                                 $1,371,371   $1,134,129
                                                             ==========   ==========




          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED
BALANCE SHEETS                                            Jones Intercable, Inc.
As of December 31, 1997 and 1996                                and Subsidiaries
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT                             1997          1996
                                                                     (Stated in Thousands)
--------------------------------------------------------------------------------------------


LIABILITIES:
  Accounts payable and accrued liabilities                       $    115,189   $     89,563
  Subscriber prepayments and deposits                                   2,932          3,112
  Subordinated debentures and other debt                              553,732        463,147
  Credit facilities                                                   471,000        343,000
                                                                    ---------      ---------

TOTAL LIABILITIES                                                   1,142,853        898,822
                                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 11)

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 35,554,223 and 26,264,523
    shares issued at December 31, 1997 and 1996, respectively             356            263
  Common Stock, $.01 par value, 5,550,000 shares
    Authorized; 5,113,021 shares issued at December 31,
    1997 and 1996                                                          51             51
  Additional paid-in capital                                          487,616        395,278
  Unrealized holding gain on marketable securities                          -         47,272
  Accumulated deficit                                                (259,505)      (207,557)
                                                                    ---------      ---------

TOTAL SHAREHOLDERS' INVESTMENT                                        228,518        235,307
                                                                    ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                   $  1,371,371   $  1,134,129
                                                                    =========      =========




          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS                     Jones Intercable, Inc.
For the years ended December 31, 1997, 1996 and 1995            and Subsidiaries
--------------------------------------------------------------------------------

                                                                1997          1996         1995
                                                           (In Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------

REVENUES FROM OPERATIONS:
Cable Television Revenue
  Subscriber service fees                                 $    333,826   $  248,626   $  135,350
  Management fees                                               17,253       19,104       21,462
  Distributions and Brokerage Fees                               2,768       15,483            -
Non-cable Revenue                                                8,741       28,497       32,026
                                                               -------      -------      -------
TOTAL REVENUES                                                 362,588      311,710      188,838

COSTS AND EXPENSES:
Cable Television Expenses
  Operating expenses                                           174,967      131,529       77,638
  General and administrative expenses (including
    approximately $4,925,000, $4,309,000 and $2,717,000
    of related party expenses during the years ended
    December 31, 1997, 1996 and 1995, respectively)             19,642       16,586        8,284
Non-cable operating, general and administrative                  9,297       28,410       32,382
Depreciation and amortization                                  175,839      131,186       55,805
                                                               -------      -------      -------
OPERATING INCOME (LOSS)                                        (17,157)       3,999       14,729

OTHER INCOME (EXPENSE):
Interest expense                                               (86,764)     (67,782)     (49,552)
Interest income                                                  1,451        3,758       14,383
Equity in losses of affiliated entities                         (3,804)      (3,473)         (58)
Gain on sale of assets                                          70,232        5,262            -
Other, net                                                      (5,722)      (4,424)        (526)
                                                               -------      -------      -------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                          (41,764)     (62,660)     (21,024)
Income tax benefit                                               3,275            -            -
                                                               -------      -------      -------
LOSS BEFORE EXTRAORDINARY ITEM                                 (38,489)     (62,660)     (21,024)

EXTRAORDINARY ITEM:
Loss on early extinguishment of debt,
  net of related income taxes                                  (13,459)           -         (692)
                                                               -------      -------      -------
NET LOSS                                                  $    (51,948)  $  (62,660)  $  (21,716)
                                                               =======      =======      =======

LOSS PER SHARE:
Loss before extraordinary item                            $      (1.11)  $    (2.00)  $     (.67)
Extraordinary item                                                (.39)           -         (.02)
                                                               -------      -------      -------
Net loss                                                  $      (1.50)  $    (2.00)  $     (.69)
                                                               =======      =======      =======

LOSS PER SHARE  assuming dilution
Loss before Extraordinary Item                            $      (1.11)  $    (2.00)  $     (.67)
Extraordinary Item                                                (.39)                     (.02)
                                                               -------                   -------
NET LOSS                                                  $      (1.50)  $    (2.00)  $     (.69)
                                                               =======      =======      =======

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON
  AND COMMON SHARES OUTSTANDING                                 34,610       31,372       31,270
                                                               =======      =======      =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' INVESTMENT                                  Jones Intercable, Inc.
For the years ended December 31, 1997, 1996 and 1995            and Subsidiaries
--------------------------------------------------------------------------------

                                                                                    Unrealized
                                                                                     Holding
                                Class A Common Stock      Common Stock   Additional   Gain on
                                --------------------    ---------------   Paid-In   Marketable   Accumulated
                                Shares       Amount     Shares  Amount    Capital    Securities   Deficit
                                                      (Stated in Thousands)
---------------------------------------------------------------------------------------------------------------

BALANCES, December 31, 1994       26,131   $   261      5,113  $   51  $ 394,153     $      -    $  (123,181)
Proceeds from stock options
  exercised                           81         1          -       -        461            -              -

Class A Stock Option Grants            -         -          -       -        261            -              -

Unrealized holding gain on             -         -          -       -          -       42,504
  marketable securities

Net loss                               -         -          -       -          -            -        (21,716)
                                  ------    -------    ------   -----     ------      -------        -------

BALANCES, December 31, 1995       26,212       262      5,113      51    394,875       42,504       (144,897)

Proceeds from stock options
  exercised                           52         1          -       -        142            -              -

Class A Common Stock Grants            -         -          -       -        261            -              -

Unrealized holding gain on
  marketable securities                -         -          -       -          -        4,768              -

Net loss                               -         -          -       -          -            -        (62,660)
                                  ------    -------    ------   -----     ------      -------        -------

BALANCES, December 31, 1996       26,264       263      5,113      51    395,278       47,272       (207,557)

Proceeds from stock options
  exercised                           90         1          -       -        567            -              -

Proceeds from Class A stock
  offering                         9,200        92          -       -     91,510            -              -

Class A Common Stock Grants            -         -          -       -        261            -              -

Unrealized holding gain on
  marketable securities                -         -          -       -          -      (47,272)             -

Net loss                               -         -          -       -          -            -        (51,948)
                                  ------    -------    ------   -----     ------      -------        -------

BALANCES, December 31, 1997        35,554  $    356     5,113  $   51  $ 487,616     $      -    $  (259,505)
                                  =======   =======    ======   =====    =======      =======        =======



          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF
CASH FLOWS                                                Jones Intercable, Inc.
For the years ended December 31, 1997, 1996 and 1995            and Subsidiaries
--------------------------------------------------------------------------------

                                                                       1997            1996         1995
                                                                                 (Stated in Thousands)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $   (51,948)     $ (62,660)  $   (21,716)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Extraordinary loss on early extinguishment
      of debentures, net of related income taxes                            13,459              -           692
    Class A Common Stock option expense                                        261            261           261
    Gain on sale of assets                                                 (70,232)        (5,262)            -
    Deferred Income tax benefit                                             (3,275)             -             -
    Depreciation and amortization                                          175,839        131,186        55,805
    Equity in losses of affiliated entities                                  3,804          3,473            58
    Decrease (Increase) in restricted cash                                   1,016          5,341        (8,574)
    Decrease (Increase) trade receivables                                  (10,941)         1,418        (7,549)
    Increase in other receivables, deposits,
      prepaid expenses and other assets                                     (4,107)       (18,529)      (14,526)
    Increase in accounts payable, accrued
      liabilities and subscriber prepayments and deposits                   25,446         17,672        19,040
                                                                          --------      ---------      --------
Net cash provided by operating activities                                   79,322         72,900        23,491
                                                                          --------      ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of cable television systems                                      (379,393)      (298,929)     (253,724)
Deposit on cable television systems                                              -        (12,000)            -
Proceeds from sale of assets                                               142,991          5,262             -
Purchase of property and equipment                                        (133,598)       (95,900)      (63,216)
Investment in cable television partnerships and affiliates                       -              -        (4,200)
Other, net                                                                     932          4,133          (304)
                                                                          --------      ---------      --------
Net cash used in investing activities                                     (369,068)      (397,434)     (321,444)
                                                                          --------      ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                   570,500        506,000        30,000
Repayment of debt                                                         (442,500)      (193,000)            -
Proceeds from issuance of Class A Common Stock                              91,602              -             -
Proceeds from Senior Note Offering, net of discount                        248,600              -       200,000
Senior Note offering costs                                                  (4,498)             -        (3,500)
Proceeds from Class A Common Stock options                                     568            143           462
Decrease (increase) in accounts receivable from affiliated entities         (3,787)        10,315        13,712
Redemption of debentures                                                  (170,800)             -       (19,368)
Other, net                                                                   1,985            433           315
                                                                          --------      ---------      --------
Net cash provided by financing activities                                  291,670        323,891       221,621
                                                                          --------      ---------      --------

Increase (decrease) In Cash and Cash Equivalents                             1,924           (643)      (76,332)

Cash and Cash Equivalents, beginning of year                                 1,671          2,314        78,646
                                                                          --------      ---------      --------

Cash and Cash Equivalents, end of year                                 $     3,595      $   1,671   $     2,314
                                                                          ========        =======      ========




          The accompanying notes to consolidated financial statements are an integral part of these statements.

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Jones Intercable, Inc. was formed in 1970 to own, operate and manage cable television systems. Jones Intercable, Inc. and its subsidiaries are referred to herein as the "Company." As of December 31, 1997, through a total of 39 owned and managed cable television systems, the Company served approximately 1.46 million subscribers in the United States. A majority of the Company's cable television systems are owned by the Company's wholly owned subsidiaries Jones Cable Holdings, Inc. ("JCH") and Jones Cable Holdings II, Inc. ("JCH II"). JCH owns and operates the cable television systems that comprise the Company's Virginia/Maryland cluster. The Virginia/Maryland cluster is comprised of: the Chesapeake Bay Group of cable systems that serve customers in communities in and around Anne Arundel County and Charles County, Maryland, including the City of Annapolis; the Prince Georges County, Maryland system that services all of Prince Georges County, Maryland; the Alexandria, Virginia system; and the Prince William County system that serves the communities of Dale City, Manassas and Reston, Virginia. JCH II owns and operates the Company's suburban cluster of cable systems serving areas in and around Augusta and Savannah, Georgia, Pima County, Arizona and Independence, Missouri. It is anticipated that JCH II will acquire the cable system serving Albuquerque, New Mexico in the second quarter of 1998, and that it will acquire the cable television systems serving areas in and around Palmdale, California and Littlerock, California in the fourth quarter of 1998. The Company directly owns and operates the cable television systems serving Manitowoc, Wisconsin, Oxnard, California and Panama City Beach and Celebration, Florida.

     Glenn R. Jones, Chairman and Chief Executive Officer of the Company, controls the election of a majority of the Company's Board of Directors, through his ownership of a majority of the Company's outstanding Common Stock.

      BCI Telecom Holding, Inc. ("BTH") owns an approximate 31% economic interest in the Company through its ownership of approximately 36% of the Class A Common Stock of the Company. BTH is a subsidiary of BCE Inc., Canada's largest telecommunications company.

      On December 20, 1994, Jones International, Ltd. ("International"), which is wholly owned by Glenn R. Jones, Chairman and Chief Executive Officer of the Company, as well as certain subsidiaries of International, and Mr. Jones individually, granted BTH options to acquire 2,878,151 shares of the Common Stock of the Company. Except in limited circumstances, the option will only be exercisable during the twelve month period after December 20, 2001. The exercise of such options would result in BTH holding a sufficient number of shares of the Common Stock of the Company to enable BTH to elect a majority of the Company's Board of Directors.

      On August 26, 1997, the Company sold 9,200,000 shares of its Class A Common Stock to the public at a price of $10.50 per share. Net proceeds to the Company were $91,602,000. The proceeds were used to fund a portion of the purchase of the Independence System.

      Effective Registration Statement

      The Company has an effective registration statement relating to the sale of $500 million of senior debt securities, senior subordinated debt securities, subordinated debt securities and Class A Common Stock. The Company, from time to time, may issue securities not to exceed $500 million pursuant to this registration statement.

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

      Statements of Cash Flows

      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Income taxes and interest paid during the periods presented are as follows:

                                       December 31,
                              -------------------------------
                                  1997       1996       1995
                                 ------     ------     ------
     (Stated in Thousands)
     Income taxes             $       -  $       -  $       -
                                 ======     ======     ======
     Interest                 $  86,584  $  67,441  $  43,079
                                 ======     ======     ======


     Non-cash transactions:

     As described in Note 4, on April 25, 1997, the Company tendered its Bell Cablemedia plc ("Bell Cablemedia") shares in exchange for shares of Cable & Wireless Communications plc ("CWC"). As described in Note 4, on December 23, 1996, the Company redeemed 225 shares of Jones Global Group, Inc. ("Global Group") in exchange for a $8,950,188 note receivable. As described in Note 2, on June 14, 1996, the Company sold Jones Galactic Radio, Inc. ("Galactic Radio") to Global Group. The sales price of $17.2 million was paid in the form of 984,968 American Depositary Shares ("ADSs") of Bell Cablemedia. As described in
Note 4, on April 11, 1995, the Company converted its $20,000,000 in advances to Knowledge TV, Inc. ("Knowledge TV"), an affiliate of the Company and a subsidiary of Jones Education Group, Ltd. ("Education Group"), into Class A Common Shares of Education Group. During 1997, 1996 and 1995, the Company recorded $261,000, $261,000 and $261,000, respectively, of Additional Paid-in Capital related to Class A Common Stock option grants as discussed in Note 9.

     Property, Plant and Equipment

     Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated service lives:

     Distribution systems including capitalized
      interest and operating expenses           5-15 years
     Buildings                                  10-20 years
     Equipment and tools                        3- 5 years
     Premium service equipment                  5 years
     Earth receive stations                     5-15 years
     Vehicles                                   3- 4 years
     Other property, plant and equipment        3- 5 years

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

     Deferred Financing Costs

     Costs incurred in connection with the issuance of notes and debentures and the execution of revolving credit agreements are deferred and amortized using the effective interest method over the life of such issues and agreements.

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


2.   ACQUISITIONS, EXCHANGES AND SALES

     Acquisitions by the Company
     ---------------------------

     On August 31, 1997, the Company, through JCH II, purchased from Jones Intercable Investors, L.P. (the "Partnership"), a managed partnership, the cable television system serving communities in and around Independence, Missouri (the "Independence System") for a purchase price of $171,213,667, which represented the average of three independent appraisals of the fair market value of the Independence System. The Company received a limited partner distribution totaling $25,721,000 from the sale by the Partnership of the Independence System because of the Company's equity interest in the Partnership, which reduced the Company's basis in the assets of the Independence System. The Partnership paid The Jones Group, Ltd., a wholly owned subsidiary of the Company, a $4,280,000 brokerage fee in connection with this transaction, which reduced the Company's basis in the assets of the Independence System. Funding of the net purchase price of approximately $141,200,000 for the Independence System was provided by all of the net proceeds from the Company's Class A Common Stock offering discussed in Note 1 and borrowings from JCH II's credit facility.

     On June 30, 1997, the Company purchased from Cable TV Joint Fund 11 ("Joint Fund 11"), a venture comprised of four managed partnerships, the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System"). The purchase price for the Manitowoc System was $16,122,333. The Company received, from the four managed partnerships that comprised Joint Fund 11, general partner distributions totaling approximately $4,556,000 upon the closing of the sale of the Manitowoc System. Funding of the net purchase price of approximately $11,566,000 was provided by borrowings under the Company's credit facilities.

     On January 31, 1997, the Company, through JCH, purchased from Maryland Cable Partners, L.P., an unaffiliated party, the cable television system serving the communities of Berwyn Heights, Bladensburg, Bowie, Brentwood, Cheverly, College Park, Colmar Manor, Cottage City, Edmonston, Glenarden, Greenbelt, Hyattsville, Landover Hills, Laurel, Mt. Rainer, New Carrollton, North Brentwood, Riverdale, Takoma Park, University Park and unincorporated portions of northern Prince Georges County, all in the State of Maryland (the "North Prince Georges County System"). The purchase price was $231,367,000 and was funded by borrowings under JCH's revolving credit facility. The Company paid Jones Financial Group, Ltd. ("Financial Group"), an affiliated company, a fee of $2,082,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The North Prince Georges County System was contiguous to the South Prince Georges County System which was already owned by the

Company. The Company has combined the North Prince Georges County System and the South Prince Georges County System and thus the Company now serves all of Prince Georges County, Maryland in the northern suburbs of Washington, D.C. The Prince Georges County System is operated as part of the Virginia/Maryland Cluster.

     On April 11, 1996, the Company purchased from Jones Spacelink Income/Growth Fund 1-A, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving the areas in and around Lake Geneva, Wisconsin (the "Lake Geneva System"). The purchase price was $6,345,667, which was the average of three separate independent appraisals of the fair market value of the Lake Geneva System. The purchase of the Lake Geneva System was funded by borrowings available under JCH's revolving credit facility.

     On April 11, 1996, the Company purchased from Jones Spacelink Income/Growth Fund 1-A, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving the areas in and around Ripon, Wisconsin (the "Ripon System"). The purchase price was $3,712,667, which was the average of three separate independent appraisals of the fair market value of the Ripon System. The purchase of the Ripon System was funded by borrowings available under JCH's revolving credit facility.

     On April 11, 1996, the Company purchased from Jones Spacelink Income Partners 87-1, L.P., a Colorado limited partnership managed by the Company, the cable television systems serving the communities of Lodi, Burbank, Lafayette Township, New London, Bailey Lakes, Savannah, Shreve, Jeromesville, West Lafayette, Loudonville, Perrysville, Creston, Gloria Glens, Sterling, Seville, Westfield Center, Chippewa, Lake Area, Rittman, West Salem, Bloomville, Spencer, Polk and Congress, all in the State of Ohio (the "Lodi System"). The purchase price was $25,706,000, which was the average of three separate independent appraisals of the fair market value of the Lodi System. The purchase of the Lodi System was funded by borrowings available under JCH's revolving credit facility.

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

     On February 28, 1996, the Company purchased from Cable TV Fund 12-BCD Venture (the "Venture"), a joint venture of three of the Company's managed limited partnerships, the cable television system serving areas in and around Tampa, Florida (the "Tampa System"). The purchase price was $110,395,667, which was the average of three separate independent appraisals of the fair market value of the Tampa System. The purchase of the Tampa System was funded by borrowings available under JCH's revolving credit facility. See Note 11.

     On January 10, 1996, the Company purchased the cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in the State of Virginia (the "Manassas System") from an unaffiliated party. The purchase price of the Manassas System was $71,100,000. The purchase was funded by borrowings available under JCH's revolving credit facility. The Company paid Financial Group a fee of $896,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The Manassas System is now operated as part of the Prince William County System in the Virginia/Maryland Cluster.

     On November 29, 1995, the Company purchased the cable television system serving Dale City, Lake Ridge, Woodbridge, Fort Bevoir, Triangle, Dumfries, Quantico, Accoquan and portions of Prince William County, all in the state of Virginia (the "Dale City System") from an unaffiliated party. The purchase price was $123,000,000. The purchase was funded by cash on hand and borrowings available under JCH's credit facility. The Company paid Financial Group a fee of $1,328,400 for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated brokers. The Dale City System is now operated as part of the Prince William County System in the Virginia/Maryland Cluster.

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

     Exchanges
     ---------

     On April 15, 1997, the Company, through JCH, conveyed to an affiliate of Tele-Communications, Inc. the cable television systems serving areas in and around Evergreen, Idaho Springs and portions of Jefferson County, Colorado in exchange for the cable television system serving areas in and around Annapolis, Maryland (the "Annapolis System") and cash in the amount of $2,500,000. The Company paid Financial Group a $695,250 fee upon completion of this exchange as compensation to it for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The Annapolis System is now operated as part of the Company's Chesapeake Bay Group in the Virginia/Maryland cluster.

     On April 12, 1996, the Company, pursuant to an asset exchange agreement (the "Time Warner Exchange Agreement") with Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television operator, conveyed to Time Warner the cable television systems serving Hilo, Hawaii (the "Hilo System") and Kenosha, Wisconsin (the "Kenosha System") as well as the Lodi System, the Ripon System, the Lake Geneva System and cash in the amount of $11,735,667. In return, the Company received from Time Warner the cable television systems serving the communities in and around Savannah, Georgia (the "Savannah System"). This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the Savannah System was recorded at the historical cost of the assets given up plus the $11,735,667 cash consideration, which was funded by borrowings available under JCH's revolving credit facility. The Company paid Financial Group a $1,286,000 fee upon the completion of this transaction as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

     On February 29, 1996, the Company, pursuant to an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator, conveyed to TWEAN the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000. In return, the Company received from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince Georges County, all in Maryland (the "South Prince Georges County System"), and portions of Fairfax County, Virginia (the "Reston System"). This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the South Prince Georges County System and the Reston System were recorded at the historical cost of the assets given up plus the $3,500,000 cash consideration, which was funded by borrowings available under JCH's revolving credit facility. The Company paid Financial Group a $1,668,000 fee upon the completion of this transaction as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The South Prince Georges County System is now operated as part of the Prince Georges County System in the Virginia/Maryland Cluster. The Reston System is now operated as part of the Chesapeake Bay Group in the Virginia /Maryland Cluster.

     Sales
     -----

     On October 16, 1997, the Company sold the cable television system serving areas in and around Walnut Valley, California (the "Walnut Valley System") for $32,493,000 to Century Communications Corp., an unaffiliated party. The sales price represented the contract price of $33,493,000, less a purchase price adjustment of $1,000,000. The Company recognized a pre-tax gain of approximately $20,836,000 related to this sale in the fourth quarter of 1997. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities. The Company paid Financial Group a fee of $678,000 upon completion of the sale for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

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

     On June 14, 1996, the Company completed the sale of Galactic Radio to Global Group for $17.2 million. Global Group subsequently sold Galactic Radio to another affiliate of International. The Company's Board of Directors requested and received a fairness opinion related to this sale from an unaffiliated investment banking firm. The sales price was paid in the form of 984,968 ADSs of Bell Cablemedia. The number of ADSs represented the purchase price of $17.2 million divided by the 30-day average closing price of an ADS for the 30-day period immediately preceding the closing date. Due to the related party nature of this transaction, no gain was reflected in the accompanying financial statements.

     The pro forma effect of the above-described acquisitions, exchanges and sales of cable television properties and the sales of non-strategic subsidiaries on the Company's results of operations for the years ended December 31, 1997 and 1996 as if the transactions occurred on January 1 of the years presented in the following unaudited tabulation:

                                      For the year ended December 31, 1997:
                              ----------------------------------------------------

                                            Acquisitions/
                               As Reported    Exchanges     Sales        Pro Forma
                              ------------   ----------  -----------     ---------

Revenues                       $  362,588     $ 28,141    $  (7,408)     $ 383,321
                                  =======       ======      =======        =======

Operating Income (Loss)        $  (17,157)    $     21    $  (1,416)     $ (18,552)
                                  =======       ======      =======         ======

Net Loss                       $  (51,948)    $ (7,567)   $ (62,679)     $(122,194)
                                  =======       ======      =======        =======

Loss Per Share                 $    (1.50)                               $   (3.53)
                                  =======                                    ======

                                      For the year ended December 31, 1996:
                              ----------------------------------------------------

                                            Acquisitions/
                               As Reported    Exchanges     Sales        Pro Forma
                              ------------   ----------  -----------     ---------

Revenues                        $ 311,710     $ 98,754    $ (23,795)     $ 386,669
                                  =======      =======      =======         ======

Operating Income (Loss)         $   3,999     $ (3,196)   $  (3,135)     $  (2,332)
                                  =======      =======      =======         ======

Net Loss                        $ (62,660)    $(23,028)   $  (1,185)     $ (86,873)
                                  =======      =======      =======         ======

Loss Per Share                  $   (2.00)                               $   (2.77)
                                  =======                                   ======


     Proposed Acquisitions by the Company
     ------------------------------------

     On July 28, 1997, the Company entered into an agreement with Cable TV
Fund 12-BCD Venture (the "Venture"), a venture comprised of three managed partnerships, to purchase the cable television system serving areas in and around Albuquerque, New Mexico (the "Albuquerque System") for $222,963,267, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Albuquerque System. Upon closing, subject to amending the Venture's current credit arrangements, the Company anticipates it will receive, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $8,100,000, which will reduce the Company's basis in the assets of the Albuquerque System. Funding for this transaction is expected to be provided by JCH II's credit facility. The closing of this transaction, which is expected in the second quarter of 1998, is subject to a number of conditions including the approval of the holders of a majority of the limited partnership interests of each of the managed partnerships that comprise the Venture and the consents of governmental authorities and other third parties.

      In March 1998, the Company entered into an agreement with the Venture to purchase the cable television systems serving areas in and around Palmdale and Lancaster, California (the "Palmdale/Lancaster System") for a purchase price of $138,205,200 subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Palmdale/Lancaster System. Upon closing, the Company anticipates that it will receive, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $24,000,000, which will reduce the Company's basis in the assets of the Palmdale/Lancaster System. Funding for this transaction is expected to be provided by borrowings available under JCH II's credit facility. The closing of this transaction, which is expected to occur in the third quarter of 1998, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of each of the three partnerships that comprise the Venture; the expiration or termination of all waiting periods under the Hart Scott Rodino Anti-Trust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby; and the receipt of consents of governmental authorities and other third parties.

      Also in March 1998, the Company entered into an agreement with Cable
TV Fund 14-B, Ltd. (Fund 14-B) to purchase the cable television system serving areas in and around Littlerock, California (the "Littlerock System") for a purchase price of $10,720,400, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Littlerock System. Funding for this transaction is expected to be provided by borrowings available under JCH II's credit facility. The closing of this transaction, which is expected to occur concurrently with the closing of the purchase by the Company of the Palmdale/Lancaster System in the third quarter of 1998, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of Fund 14-B, the expiration or termination of all waiting periods under the Hart Scott Rodino Anti-Trust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby; and the receipt of consents of governmental authorities and other third parties.

3.    TRANSACTIONS WITH RELATED PARTIES

      The Company and the managed partnerships for which the Company is general partner (see Note 5) have had, and will continue to have, certain transactions with International and its other subsidiaries. Principal recurring transactions are as follows:

      Costs Shared by the Company and Managed Partnerships

      Jones Interactive, Inc. ("Jones Interactive"), a wholly owned subsidiary of International, provides information management and data processing services for operating companies affiliated with International. Charges to the various operating companies are based on usage of computer time by each entity. Amounts charged to the Company and its managed partnerships for the years ended December 31, 1997, 1996 and 1995 totaled $5,454,000, $5,784,000 and $6,439,000, respectively.

      The Company is party to a lease with Jones Properties, Inc., a wholly owned subsidiary of International, under which the Company has leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term, expiring July 2000, with three 5-year renewal options. The annual rent is not to exceed $24.00 per square foot plus operating expenses. The Company has subleased approximately 44% of the building to International and certain affiliates of International on the same terms and conditions as the above described lease. Rent payments to Jones Properties, Inc., net of subleasing reimbursements, for the three years ended December 31, 1997, 1996 and 1995 were $1,345,000, $1,467,000 and $1,645,000, respectively.

      Upon the closing of the BTH investment in December 1994, the Company entered into a Secondment Agreement with BTH. Pursuant to the Secondment Agreement, BTH provided a total of 12 secondees during 1997. These secondees worked for the Company and its managed partnerships. The Company reimbursed BTH for the full employment costs of such individuals. The Company reimbursed BTH $1,180,000, $1,138,000 and $823,000 during the years ended December 31, 1997,
1996 and 1995, respectively.

      The Company paid approximately 47%, 40% and 25% of the above-described data processing, rental and secondment expenses during the years ended December 31, 1997, 1996 and 1995, respectively. The remainder of the expenses were allocated to and paid by the managed partnerships.

      Costs Borne and Payments Received by the Company

      The Company receives satellite programming from Knowledge TV, an affiliate of International. See Note 4. Payments made to Knowledge TV for programming provided to the Company's owned cable television systems for the years ended December 31, 1997, 1996 and 1995 totaled approximately $411,200, $302,600 and $192,600, respectively.

      The Company received satellite programming from Jones Computer Network, Ltd., a wholly owned subsidiary of Education Group, through April, 1997. See Note 4. Payments made to Jones Computer Network, Ltd. for programming provided to the Company's owned cable television systems for the years ended December 31, 1997, 1996 and 1995 totaled approximately $222,800, $515,400 and $298,000, respectively.

      The Company receives satellite programming from Great American
Country, Inc., an affiliate. Payments made to Great American Country, Inc. for programming provided to the Company's owned cable television systems for the years ended December 31, 1997 and 1996 totaled approximately $313,000 and $281,000, respectively. No payment was made to Great American Country, Inc. for the year ended December 31, 1995.

      The Company also receives satellite programming from Superaudio, an affiliate of Galactic Radio. The Company sold Galactic Radio to an affiliate of International on June 14, 1996. See Note 2. Payments made to Galactic Radio for programming provided to the Company's owned cable television systems for the year ended December 31, 1997 and for the period from June 15, 1996 to December 31, 1996 totaled approximately $244,000 and $119,000, respectively.

      The Product Information Network Venture ("PIN") is an affiliate of International that provides a satellite programming service. PIN airs product infomercials 24 hours a day, seven days a week. A portion of the revenues generated by PIN are paid to the cable television systems that carry PIN's programming. Most of the Company's owned cable television systems carry PIN for all or part of each day. Aggregate payments received by the Company from PIN relating to the Company's owned cable television systems totaled approximately $705,000, $466,000 and $300,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

      Effective upon the closing of the BTH investment in December 1994, the Company entered into a Supply and Services Agreement with BTH. Pursuant to the Supply and Services Agreement, BTH provides the Company with access to the expert advice of personnel from BTH and its affiliates for the equivalent of three man-years on an annual basis. The Company pays an annual fee of $2,000,000 to BTH during the term of the agreement. Payments to BTH under the Supply and Services Agreement during the years ended December 31, 1997, 1996 and 1995 totaled $2,000,000, $2,000,000 and $2,000,000, respectively.

      Financial Group performs services for the Company as its agent in connection with negotiations regarding various financial arrangements of the Company. In December 1994, the Company entered into a Financial Services Agreement for eight years with Financial Group pursuant to which Financial Group has agreed to render financial advisory and related services to the Company for a fee equal to 90% of the fees that would be charged to the Company by unaffiliated third parties for the same or comparable services. The Company will pay Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and will reimburse Financial Group for its reasonable out-of-pocket expenses. The Company paid fees totaling $3,456,000 in 1997 related to the acquisition of the North Prince Georges County System, the acquisition of the Annapolis System and the sale of the Walnut Valley System. The Company paid fees totaling $3,850,000 in 1996 related to the acquisition of the Manassas System, the South Prince Georges County System, the Reston System and the Savannah System. The Company paid fees totaling $1,328,400 in 1995 related to the purchase of the Dale City System.

4.    INVESTMENTS IN CABLE TELEVISION PARTNERSHIPS AND AFFILIATES

      Jones Global Group, Inc.

      On December 23, 1996, the Company redeemed 225 of its 380 shares of Global Group in exchange for a $8,950,188 note receivable from Global Group. The note was repaid in the first quarter of 1997. As a result of this transaction, the Company recognized a gain of $2,979,000 and now owns a 20% interest in Global Group. The Company accounts for its investment in Global Group using the equity method.

      Bell Cablemedia plc

      On April 25, 1997, the Company tendered all of its shares of Bell Cablemedia to CWC in exchange for 25,017,385 shares of CWC. During April and May 1997, the Company sold all of its shares of CWC for an aggregate sales price of $109,276,000. The Company recognized a pre-tax gain on this transaction of $44,563,000. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities. The Company now owns no shares of Bell Cablemedia or CWC.

      Knowledge TV, Inc.

      During 1992, the Company invested $10,000,000 in Knowledge TV, (formerly known as Mind Extension University, Inc.) an affiliated company and subsidiary of Education Group, that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of Knowledge TV, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of Knowledge TV issued to the Company was based on the average of two separate independent appraisals of Knowledge TV. Through its acquisition of the assets of Spacelink, the Company obtained an additional 13% interest in Knowledge TV in December 1994. Spacelink had acquired such interest for $3,135,000. In 1996, additional issuances of

Knowledge TV's Class A Common Stock reduced the Company's investment in Knowledge TV to 26 percent. At December 31, 1997, the Company's net investment in Knowledge TV was $830,000.

      Jones Education Group, Ltd.

      In 1993, 1994 and 1995, the Company advanced a total of $20,000,000 to Knowledge TV. Interest on such advances was charged at the Company's weighted average cost of borrowing plus two percent. On April 11, 1995, the Company converted its advances to Knowledge TV into shares of Class A Common Stock of Education Group, the parent company of Knowledge TV, for an approximate 17% equity interest in Education Group. In 1996, subsequent issuances of Education Group's Class A Common Stock reduced the Company's investment in Education Group to 16 percent.

      Jones Intercable Investors, L.P.

      The Company was the General Partner and a 19% limited partner of Jones Intercable Investors, L.P., a managed partnership. Jones Intercable Investors, L.P. owned the Independence System until it was purchased by the Company on August 31, 1997. See Note 2. The Company received a limited partner distribution of $25,721,000 as a result of the sale of the Independence System, which reduced the Company's basis in the Independence System. Subsequent to the sale of the Independence System and the distribution of the net sales proceeds, Jones Intercable Investors, L.P. was liquidated and dissolved.

      Jones Customer Service Management, L.L.C.

      The Company and Jones Cyber Solutions, Ltd. ("JCS"), an indirect subsidiary of International, have formed a venture, known as Jones Customer Service Management, L.L.C., for the purpose of developing a subscriber billing and management system. As of December 31, 1997, the Company had invested
$5,200,000 in the venture.    The Company accounts for this investment using the
equity method and, as of December 31, 1997, had recognized equity losses equal to its investment of $5,200,000. JCS performed the basic system development work for the venture and was paid periodically beginning in 1995 on a time and materials basis, plus 10% of the amount charged, for its own service. The Company and JCS have license rights to use such system in perpetuity. The venture granted to JCS the exclusive right to distribute the system to third parties for a period of five years for a commission on the license fees to be earned by the venture from such licensing. The venture's subscriber billing and management system was trialed in one of the Company's cable systems during 1997. The Company determined, in late 1997, not to pursue the implementation of the subscriber billing and management system in any of the Company's owned or managed cable systems at this time. As a result of this decision, the Company incurred a write-off of $14,228,000 in the fourth quarter of 1997 related to the write-off of costs associated with the planned implementation of the billing system in Company-owned cable systems. Such write-off was included in 1997 depreciation and amortization expense. Net cost of approximately $7,000,000 related to hardware and software licenses, which will continue to be used by the Company, were not included in the write-off.

      In connection with the development and planned implementation of the venture's subscriber billing and management system, the Company paid Jones Interactive, Inc., a wholly owned subsidiary of International, $2,991,000 during the year ended December 31, 1997, and a total of $6,740,000 from the outset of the project through December 31, 1997, for work done by Jones Interactive, Inc. to prepare the Company's owned and managed cable systems for the implementation of the venture's subscriber billing and management system. All of these costs were included in the $14,228,000 write-off incurred in the fourth quarter of 1997.

5.    MANAGED PARTNERSHIPS

      Organization

      The Company is general partner for 18 Colorado limited partnerships formed to acquire, construct, develop and operate cable television systems. Partnership capital has been raised principally through a series of public offerings of limited partnership interests. The Company generally made a capital contribution of $1,000 to each partnership and is allocated 1% of all partnership profits and losses. The Company also purchased limited partner interests in certain of the partnerships and generally participates with respect to such interests on the same basis as other limited partners.

      Management Fees

      As general partner, the Company manages the managed partnerships and receives a fee for its services generally equal to 5% of the gross revenues of the managed partnerships, excluding revenues from the sale of cable television systems or franchises.

      Distributions

      For the managed partnerships formed by the Company, any partnership distributions made from cash flow, as defined, are generally allocated 99% to the limited partners and 1% to the general partner. The general partner is also entitled to partnership distributions other than from cash flow, such as from the sale or refinancing of cable television systems or upon dissolution of the partnership, generally equal to 25% of the net remaining assets of the partnership after payment of the partnership's debts and after investors have received an amount equal to their original capital contributions plus, in many cases, a preferential return on their investments.

      For the partnerships formerly managed by Spacelink, any partnership distributions made from cash flow, as defined, are generally allocated 99% to the limited partners and 1% to the general partner. The general partner is also entitled to partnership distributions other than from cash flow, such as from the sale or refinancing of systems or upon dissolution of the partnerships, which are a portion of the net remaining assets of such partnership generally equal to 25% after payment of partnership debts and after investors have received an amount equal to their capital contribution plus, in most cases, a preferential return on their investment.

      The Company received distributions from managed partnerships totaling $4,556,000, $14,000,000, and $13,222,000 for the years ended December 31, 1997,
1996 and 1995, respectively. The $4,556,000 distribution received during 1997 from Fund 11-A, Fund 11-B, Fund 11-C and Fund 11-D upon the sale of the Manitowoc System was recorded as a reduction in the Company's cost basis in the assets of the Manitowoc System. The $4,556,000 distribution received during 1997 from Fund 11-A, Fund 11-B, Fund 11-C and Fund 11-D upon the sale of the Manitowoc System was recorded as a reduction in the Company's cost basis in the assets of the Manitowoc System. The $13,222,000 distribution received during 1995 from Fund 12-B upon the sale to the Company of the cable television system serving the area in and around Augusta, Georgia was recorded as a reduction in the Company's cost basis in the assets of the Augusta System.

      Allocations

      The Company's managed limited partnerships reimburse the Company for certain allocated overhead and administrative expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel (including secondees of BTH), rent, data processing services and other corporate facilities costs. The Company provides engineering, marketing, administrative, accounting, information management, legal, investor relations and other services to the partnerships. Allocations of personnel costs have been based primarily on actual time spent by Company employees with respect to each partnership managed. Remaining overhead costs are allocated based on the pro rata relationship of the partnership's revenues to the total revenues of all systems
owned or managed by the Company.    Company-owned systems are also allocated a
proportionate share of these expenses under the allocation formulas described above. Amounts charged to managed partnerships and other affiliated companies have directly offset the Company's general and administrative expenses by approximately $21,091,000, $25,322,000 and $31,987,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

      Advances

      The Company has made advances to certain of the managed partnerships primarily to accommodate expansion and other financing needs of the partnerships. Such advances bear interest at rates equal to the Company's weighted average cost of borrowing which, for the year ended December 31, 1997 was 7.82%. Interest charged to the limited partnerships for the years ended December 31, 1997, 1996 and 1995 was $363,000, $1,713,000 and $2,592,000,
respectively.

      Certain condensed financial information regarding managed partnerships, on a combined basis, is as follows:

                                              December 31,
                                  ----------------------------------
                                    1997         1996         1995
                                  --------    ---------     --------
                                         (Stated in Thousands)

Total assets                      $521,554     $651,053   $  806,319
Debt                               476,849      591,564      676,760
Amounts due general partner          7,783        3,996       14,969
Partners' Capital
  (Net of accumulated deficit)      19,649       24,172       99,505
Revenues                           343,655      380,865      427,877
Depreciation and amortization      106,130      128,095      151,236
Operating income (loss)              7,261      (11,896)     (16,438)
Net income (loss)                  190,227      123,263       20,964


      The fair market values of the partnerships' assets, as determined by independent appraisals, exceed the combined amounts due the Company and other outstanding indebtedness for each individual partnership.

      The amount reported as combined net income (loss) for all managed limited partnerships for the years ended December 31, 1997, 1996 and 1995 included gains on sales and liquidations recognized by certain partnerships which totaled approximately $228,918,000, $181,632,000, and $91,693,000, respectively.

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

     Pursuant to a tax sharing agreement with International, Spacelink was allocated tax benefits based on its pro rata share of taxable loss generated as part of the consolidated group. The tax sharing agreement was terminated effective June 1, 1993. The allocated benefits are to be paid no later than five years from the date they were created. The benefits accrue interest at the prime rate in effect at the time they were created. The Company, through its acquisition of Spacelink's assets, acquired a receivable from International relating to this tax sharing agreement. The balance of this receivable at December 31, 1997 was $833,500.


7.   DEBT                                                                   December 31,
                                                                      ----------------------
         Debt consists of the following:                                1997          1996
                                                                      ---------      -------
                                                                       (Stated in Thousands)
LENDING INSTITUTIONS:
   JCH Revolving Credit Facility                                     $   343,000      $  183,000
   JCH II Revolving Credit Facility                                      128,000         160,000

SENIOR NOTES:
   Senior Notes due March 15, 2002, interest payable
      semi-annually at 9 5/8%                                            200,000         200,000
   Senior Notes due April 1, 2007, interest payable
      at 8 7/8%, net of unamortized discount of $1,333,000               248,667               -

SUBORDINATED DEBENTURES:
   Debentures due July 15, 2004, interest payable
      semi-annually at 11.5%, redeemed on July 15, 1997
      at 106.75% of par                                                        -         160,000
   Debentures due March 1, 2008, interest payable
      semi-annually at 10.5%, redeemable at the Company's
      option on or after March 1, 2000 at 105.25% of
      par, declining to par by March 1, 2005                             100,000         100,000

OTHER:
   Capitalized equipment lease
      obligations due in installments through 1998 and other debt          5,065           3,147
                                                                       ---------         -------

                   Total debt                                        $ 1,024,732      $  806,147
                                                                       =========         =======


     On October 31, 1995, the Company, through JCH, a wholly owned subsidiary, entered into a $500 million reducing revolving credit facility with a group of commercial banks (the "JCH Credit Facility"). On September 17, 1996, JCH amended this revolving credit facility to allow for borrowings up to $600 million and to reduce by 1/8% the rates of interest charged on any amounts outstanding. This credit facility required the transfer of certain of the Company's cable television properties to JCH. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity of December 31, 2004. As of December 31, 1997, $343,000,000 was outstanding under this agreement. Interest on outstanding obligations ranges from Base Rate (which generally approximates the prime rate) to Base Rate plus 1/8% or LIBOR plus 1/2% to LIBOR plus 1% based on certain leverage covenants. In addition, a commitment fee of 3/16% to 3/8% on the unused commitment is also required. The effective interest rate on amounts outstanding at December 31, 1997 was 6.32%.

     On October 29, 1996, the Company, through JCH II, a wholly owned subsidiary, entered into an additional $600 million credit facility. The credit facility consists of a $300 million reducing revolving credit facility and a $300 million 364 day revolving credit facility (the "JCH II Credit Facility"). The reducing revolving credit facility allows for borrowing through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364 day revolving credit facility allows for borrowings through October 1998, at which time any outstanding borrowings automatically convert to a term loan payable in semi-annual installments commencing June 30, 2001 with final maturity date of December 31, 2005. As of December 31, 1997, $128,000,000 was outstanding under this agreement, which was borrowed under the reducing revolving credit facility. Interest on amounts outstanding varies from the Base Rate (which generally approximates the prime rate) to Base Rate plus 1/4% or LIBOR plus 1/2% to 1 1/4%, depending on certain financial covenants. A commitment fee of 1/8% to 3/8% per year on available, but unborrowed, amounts is also required. The effective interest rate on amounts outstanding at December 31, 1997 was 6.28%.

     On October 6, 1996, the Company entered into a deferred interest rate swap with two commercial banks. The deferred interest rate swap fixes the Company's interest at 6.5% on $50,000,000 of notional principal for three years commencing July 15, 1997. The Company accounts for this swap under hedge accounting rules.

     On March 18, 1997, the Company issued and sold $250,000,000 of its 8 7/8% Senior Notes due April 1, 2007 at 99.44% of par value. The Senior Notes bear interest at 8 7/8% per annum payable at April 1 and October 1 of each year. The notes are redeemable on or after April 1, 2004 at the option of the Company at 101% of par declining to par on April 1, 2005. The discount to par will be amortized over the life of the notes. The Company paid fees of $4,498,000 relating to this transaction. Such fees will be amortized over the life of the notes.

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

     On July 15, 1997, the Company redeemed its $160 million 11.5% Subordinated Debentures (the "11.5% Debentures") due 2004 at 106.75% of par value, plus accrued interest. The Company recognized an extraordinary loss of $13,459,000 related to this redemption. The

11.5% Debentures were redeemed using proceeds from the $250,000,000 Senior Notes issued and sold on March 18, 1997.

     On October 12, 1995, the Company redeemed the remaining outstanding 7.5% Convertible Subordinated Debentures (the "Convertible Debentures") due 2007, at a price equal to 101.5% of the principal amount, plus accrued interest. The total principal amount of the Convertible Debentures was $43,100,000, of which $23,732,000 were held by the Company and $19,368,000 were held by unaffiliated investors. The Convertible Debentures were redeemed with cash on hand. The Company recognized an extraordinary loss of $692,000 relating to this redemption.

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

     At December 31, 1997, the carrying amount of the Company's debt was $1,024,732,000 and the estimated fair value was $1,070,940,000. The fair value of the Company's debt is estimated based on the quoted market prices for the same issues.

     Installments due on debt principal for each of the five years in the period ending December 31, 2002 and thereafter are: $1,595,000, $1,487,000, $1,487,000, $496,000, $303,000,000 and $716,667,000, respectively.

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

     During 1997, 1996, and 1995, changes in the Company's temporary differences and losses from operations, which result primarily from depreciation and amortization, resulted in deferred tax benefits which were offset, in part, by a valuation allowance. A deferred income tax benefit of $3,275,000 was recognized for the year ended December 31, 1997. No current or deferred federal income tax expense or benefit was recorded from continuing operations during the years ended December 31, 1996 or 1995.

     Income tax expense attributable to income or loss from continuing operations differs from the amounts computed by applying the Federal income tax rate of 35% in 1997, 1996, and 1995 as a result of the following:

                                                        Year Ended December 31,
                                                ----------------------------------------
                                                     1997          1996           1995
                                                   -------------------------------------
                                                         (Stated in Thousands)
Computed "expected" tax benefit                 $  (13,471)  $      (21,931)  $  (7,358)
State and local taxes, net of federal income
  tax benefit                                       (1,688)          (2,036)       (619)
Dividends excluded for income tax purposes            (102)             (89)        (73)
Intangibles not deductible for tax purposes            876              752         500
Other                                                  116             (449)        261
                                                   -------          -------      ------

Total income tax benefit from operations           (14,269)         (23,753)     (7,289)
Tax effect of extraordinary operations              (4,711)               -        (265)
Valuation Allowance                                 15,705           23,753       7,554
                                                   -------          -------      ------

Total income tax benefit                        $    3,275   $            -   $       -
                                                   =======          =======      ======

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997, and 1996 are presented below:

                                                           December 31,
                                                       ----------------------
                                                          1997        1996
                                                       -----------  ---------
                                                        (Stated in Thousands)
Deferred Tax Assets
  Net operating loss carryforwards                     $   76,543   $ 70,286
Investment tax credit carryforwards                         1,024      1,076
  Alternative minimum tax credit carryforwards              1,116      1,116
  Investment in affiliates and domestic television
    partnerships                                            9,597      8,078
Future deductible amounts associated with other
  assets and liabilities                                    4,331      3,761
                                                          -------   --------
Total gross deferred tax assets                            92,611     84,317

Valuation allowance on deferred tax assets                (84,473)   (68,768)

Deferred Tax Liabilities
  Property and equipment, due to differences
    in depreciation methods for financial statement
    and tax purposes                                       (1,001)   (11,687)
                                                           ------    -------
Net Deferred Tax Asset                                 $    7,137   $  3,862
                                                          =======    =======


     At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $101,847,000 for alternative minimum tax ("AMT") and $200,113,000 for regular tax which expire $43,126,000 in 2005, $26,203,000 in 2007, $40,809,000 in 2008, $30,216,000 in 2009, $14,732,000
in 2010, $13,267,000 in 2011 and $31,760,000 in 2012.  The Company also had investment tax credit carryforwards of $1,024,000 expiring in 1999 through 2005.

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

     Management has established a valuation allowance for all net operating losses and for all investment tax credits and alternative minimum tax credit carryforwards. However, an increase in the deferred tax asset has been recognized due to favorable differences between book and tax basis in tangible and intangible assets. Such differences have been recognized in current taxable income and will reverse in the future.

9.   STOCK OPTIONS

     The Company has two stock option plans, the 1984 nonqualified stock option plan (the "1984 Plan") and the 1992 stock option plan (the "1992 Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for option grants that equal market price at time of grant. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) for disclosure purposes. In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions: risk-free interest rates of 5.68% to 7.58%; expected dividend yield of 0%; expected lives of 7 years; and expected volatility of 45.06%. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:


                             For the Year Ended December 31,
                   ----------------------------------------------------
                                    1997        1996          1995
                                ---------     ---------     -----------
Net loss:          As Reported  $(51,948)     $(62,660)     $  (21,716)
                     Pro Forma  $(53,820)     $(64,092)     $  (22,568)

Loss Per Share:    As Reported  $  (1.50)     $  (2.00)     $     (.69)
                     Pro Forma  $  (1.56)     $  (2.04)     $     (.72)

     Because the method of accounting required by SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The 1984 Plan was approved by the shareholders of the Company to provide for the grant of nonqualified stock options to key contributors to the Company. As of December 31, 1997, all options granted under the 1984 Plan had been exercised, terminated or expired. Options to purchase 708,396 shares were granted under the 1984 Plan, of which 486,091 shares were exercised and options to purchase 222,305 shares had expired, been terminated or were forfeited upon resignation of the holders. No additional options will be granted pursuant to the 1984 Plan.

     The 1992 Plan was approved by the Company's shareholders in August 1992. Under the terms of the 1992 Plan, as amended in 1997, a maximum of 2,583,455 shares of Class A Common Stock and 200,000 shares of Common Stock are available for grant. All employees of the Company, its parent or any participating subsidiary, including directors of the Company who are also employees, are eligible to participate in the 1992 Plan. Options generally become exercisable in equal installments over a four-year period commencing on the first anniversary of the date of grant. The options expire, to the extent not exercised, on the tenth anniversary of the date of grant, or upon the recipient's earlier termination of employment with the Company.

Options can be incentive stock options or non-statutory stock options. The exercise price may not be less than 100% of the fair market value for incentive stock options, but may be less than fair market value for non-statutory options. Stock appreciation rights may be granted in tandem with the grant of stock options. The Board of Directors may, in its discretion, establish provisions for the exercise of options different from those described above. In 1997, 1996, and 1995, the Company recognized approximately $261,000, $261,000 and $261,000, respectively, of non-cash compensation expense related to stock options granted on November 9, 1993 under the 1992 Plan. As of December 31, 1997, options to purchase 1,839,980 shares of Class A Common Stock had been granted, of which options to purchase 77,035 shares had been exercised and 313,097 shares had been terminated or forfeited upon resignation of the holders. As of December 31, 1995, all 200,000 of the Common Stock options authorized by the 1992 Plan had been granted and exercised.

     Information concerning Class A Common Stock options is as follows:

                                                                Year Ended December 31,
                             -----------------------------------------------------------------------------------------
                                        1997                            1996                          1995
                             ----------------------------  -----------------------------    --------------------------
                                                 Weighted                       Weighted                      Weighted
                                                  Average                        Average                       Average
                                  Shares   Exercise Price        Shares   Exercise Price    Shares      Exercise Price
                                  ------   --------------        ------   --------------    ------      --------------

Outstanding at
  beginning of year            1,329,162           $12.19     1,508,362           $11.93       792,401          $10.74
Granted                          365,433             9.27         3,540            13.25       812,479           12.71
Exercised                        (89,700)            6.34       (52,468)            2.85       (80,667)           5.74
Canceled                        (155,047)           11.88      (130,272)           12.98       (15,851)          13.17
                             -----------                      ----------                      ---------

Outstanding at end of year     1,449,848           $12.08     1,329,162           $12.19     1,508,362          $11.93
                             ===========                      =========                      =========

Exercisable at end of year       820,290                        676,414                        412,095

Range of exercise prices     $9.25-13.81                      $5.625-13.81                  $5.625-13.81

Weighted-average fair
 value of options granted
 during the year             $      5.26                      $    7.56                      $    7.26




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

     In general, with respect to the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes 25% of the total membership of the Board of Directors. Holders of common stock, voting as a separate class, are entitled to elect the remaining directors. Pursuant to the terms of the Shareholders Agreement dated as of December 20, 1994 among Glenn R. Jones, International, BTH and the Company (the "Shareholders Agreement"), the Company's Board of Directors consists of 13 Directors. The parties to the Shareholders Agreement have agreed that of the four

Class A Directors, BTH will be entitled, but not required, to designate one Director and the remaining three directors, which shall be Independent Directors (as such term is defined in the Shareholders Agreement), will be jointly designated by Glenn R. Jones and BTH. The parties to the Shareholders Agreement also have agreed that Mr. Jones will be entitled, but not required, to designate seven of the nine Common Directors and that BTH will be entitled, but not required, to designate two of the Common Directors. In all other matters not requiring a class vote, the holders of the Common Stock and the holders of Class A Common Stock vote as a single class provided that holders of Class A Common Stock have one-tenth of a vote for each share held and the holders of the Common Stock have one vote for each share held.

11.  COMMITMENTS AND CONTINGENCIES

     The Company rents office facilities and equipment under various long-term lease arrangements. Minimum commitments under noncancelable operating leases for the five years ending December 31, 2002 and thereafter are as follows:

                       Building  Facilities    Equipment
                         Lease      Leases      Leases       Total
                         -----      ------     ---------     ------
                                  (Stated in Thousands)

 1998                    1,365      3,123          350        4,838
 1999                    1,365      2,575          276        4,216
 2000                      797      1,701          200        2,698
 2001                        -      1,111           32        1,143
 2002                        -        869            -          869
 Thereafter                  -      2,110            -        2,110
                         -----     ------    ---------       ------
 Total commitments    $  3,527  $  11,489   $      858    $  15,874
                         =====     ======    =========       ======


     Rent, net of sublease reimbursements, paid during the years ended December 31, 1997, 1996 and 1995, totaled $4,452,000, $4,195,000 and $3,698,000, respectively.

     Certain amounts included in lease commitments will be allocated to managed limited partnerships using the method discussed in Note 5.

     Litigation

     The Company is a defendant in a now-consolidated civil action filed by limited partners of Cable TV Fund 12-D, Ltd., one of the Company's managed partnerships. The case, styled David Hirsch, Marty, Inc. Pension Plan (by its
                                ----------------------------------------------
trustee and beneficiary, Martin Ury) and Jonathan and Eileen Fussner,
---------------------------------------------------------------------
derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 12-D, Ltd., plaintiffs v. Jones Intercable, Inc., defendant, and
------------------------------------------------------------------------------
Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd.
--------------------------------------------------------------------------------
and Cable TV Fund 12-D, Ltd., nominal defendants (District Court, Arapahoe
------------------------------------------------
County, State of Colorado, Case No. 95-CV-1800, Division 3), is a derivative action filed on behalf of Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Cable TV Fund 12-D, Ltd. ("Fund 12-D"). The consolidated complaint generally alleges that the Company breached its fiduciary duty to the plaintiffs and to the other limited partners of Fund 12-B, Fund 12-C and Fund 12-D and the Cable TV Fund 12-BCD Venture (the "Venture") in connection with the Venture's sale of the Tampa, Florida cable television system (the "Tampa System") to a subsidiary of the Company and the subsequent trade of the Tampa System to Time Warner Entertainment

Advance/Newhouse Partnership ("Time Warner"), an unaffiliated cable television system operator, in exchange for cable television systems owned by Time Warner. The consolidated complaint also sets forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs assert that the subsidiary of the Company that acquired the Tampa System paid an inadequate price for the Tampa System. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the limited partnership agreements of Fund 12-B, Fund 12-C and Fund 12-D. The plaintiffs have challenged the adequacy and independence of the appraisals. The consolidated complaint seeks damages in an unspecified amount and an award of attorneys' fees, and the complaint also seeks punitive damages and certain equitable relief. The Company has filed its answer to the consolidated complaint and has generally denied the substantive allegations in the complaint and has asserted a number of affirmative defenses. The Company intends to defend this lawsuit vigorously.

     In August 1997, the Company moved for summary judgment in its favor on the ground that plaintiffs did not make demand on the Company for the relief they seek before commencing their lawsuits or show that such a demand would have been futile. In January 1998, the court (i) held that plaintiffs did not make demand before commencing their lawsuits or show that such demand would have been futile, (ii) stayed the consolidated case and vacated the February 1998 trial date, (iii) ordered that plaintiffs make a demand on the Company and that the Company appoint an independent counsel to review, consider and report on that demand, (iv) ordered that the independent counsel be appointed at the March 1998 meeting of the Company's Board of Directors and (v) ordered that the independent counsel be subject to the approval of the court. The court set a new trial date for October 1998 in the event that the case is not resolved through the independent counsel process or otherwise.

     The partnership agreements of Fund 12-B, Fund 12-C and Fund 12-D provide that the Company will not be liable to the partnerships or to the limited partners of the partnerships for any act or omission performed or omitted by it in good faith pursuant to the authority granted to the Company by the partnership agreements. The partnership agreements further provide that the Company will be liable to the partnerships and to their limited partners only for fraud, bad faith or gross negligence in the performance of the cable television activities of the partnerships or negligence in the management of the internal affairs of the partnerships. The partnership agreements further provide that the partnerships shall indemnify and save harmless the Company and its affiliates and any agent or officer or director thereof from any loss or damage incurred by them, including legal fees and expenses and amounts paid in settlement by reason of any action performed by the Company or any agent, officer or director thereof on behalf of the partnerships or in furtherance of their interests; provided, however, that the foregoing shall not relieve the Company of its fiduciary duty to the limited partners or liability for (nor shall the Company be indemnified for) its fraud, bad faith or gross negligence in the performance of the cable television activities of the partnerships or negligence in the management of the internal affairs of the partnerships. In accordance with these provisions of the partnership agreements, Fund 12-B, Fund 12-C and Fund 12-D will be obligated to indemnify and save harmless the Company from any loss incurred by it, including its legal fees and expenses and amounts paid in settlement, in connection with this litigation concerning the Tampa System's sale unless the Company is found to have breached its fiduciary duty to the limited partners in connection with the Tampa System's sale or is found to have committed fraud or to have acted in bad faith or with gross negligence in connection with the Tampa System sale. Amounts reimbursed to the Company by the three partnerships would be in proportion to their ownership interests in the Venture.

     In February 1998, BTH, the Company's largest shareholder, filed an action in the United States District Court for the District of Colorado against the Company, Jones International, Ltd. ("International"), Jones Internet Channel, Inc. ("JICI") and Glenn R. Jones. BCI Telecom Holding, Inc., plaintiff
                                            ------------------------------------
v. Jones Intercable, Inc., Jones International, Ltd., Jones Internet Channel,
-----------------------------------------------------------------------------
Inc. and Glenn R. Jones, defendants (U.S. District Court for the District of
-----------------------------------
Colorado, Civil Action No. 98-D-224). Mr. Jones is the Company's Chairman and Chief Executive Officer. International is owned by Mr. Jones, and it is also one of the Company's largest shareholders. JICI is a wholly owned subsidiary of International. BTH, the Company, International and Mr. Jones are parties to a Shareholders Agreement dated as of December 20, 1994 (the "Shareholders Agreement").

     In its complaint, BTH alleges that the defendants have violated the Shareholders Agreement and certain duties allegedly owed to BTH, and conspired with each other to do so. More specifically, BTH claims that under the Shareholders Agreement, the offering of the service known as the "Internet Channel" to the Company's subscribers, and any affiliation agreement between the Company and JICI for the provision of the Internet Channel service, could not proceed without approval of a specific group of directors of the Company, including the three directors designated by BTH. BTH also maintains, in connection with the relationship and proposed affiliate agreement between the Company and JICI, that the defendants have breached a provision of the Shareholders Agreement defining the "Core Business" of the Company. In addition to damages, BTH seeks an injunction prohibiting the Company from making the Internet Channel available to additional subscribers and from entering into an affiliate agreement with JICI for the Internet Channel, as well as other equitable relief. A hearing on the motion of the plaintiff for a preliminary injunction has been set for March 23, 1998.

     In addition to the above matters, the Company is involved in certain other litigation in its normal course of business. The Company is also negotiating the renewal of certain franchise agreements with franchising authorities. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

12.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                            December 31,
                                                       ----------------------
                                                         1997          1996
                                                       ---------     --------
     Distribution systems                           $   579,544   $   443,109
     Buildings                                           18,331        15,833
     Land                                                 4,762         3,665
     Equipment and tools                                 12,322        10,378
     Premium service equipment                           54,790        37,412
     Earth receive stations                               3,701         3,644
     Vehicles                                             4,160         2,676
     Leasehold improvements and office furniture         21,466        19,728
     Other                                               46,039        32,703
                                                       --------      --------
                                                        745,115       569,148
     Accumulated depreciation                          (224,893)     (184,738)
                                                       --------      --------
                                                    $   520,222   $   384,410
                                                       ========      ========

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                             1997
                                    --------------------------------------------------------
                                                       Three Months Ended
                                    --------------------------------------------------------
                                     March 31       June 30   September 30   December 31
                                    ---------       -------  -------------   -----------
                                              (In Thousands Except Per Share Data)

     Revenues                       $   83,502   $   90,934   $ 91,945       $  96,207
     Depreciation and
      amortization                      35,532       34,901     36,147          69,259
     Operating income (loss)             2,384        4,096      4,110         (27,747)
     Net income (loss)                 (15,481)      22,554    (30,755)        (27,906)
     Net income (loss) per share    $     (.50)  $      .72   $   (.88)      $    (.69)


                                                           1996
                                    --------------------------------------------------------
                                                    Three Months Ended
                                    --------------------------------------------------------
                                    March 31        June 30  September 30    December 31
                                    --------         ------  -----------     ------------
                                         (In Thousands Except Per Share Data)
     Revenues                       $   66,987   $   93,166   $ 75,143       $  76,414
     Depreciation and                   25,361       28,677     30,654          46,494
      amortization
     Operating income (loss)               373       17,444        735         (14,553)
     Net income (loss)                 (14,789)         891    (17,208)        (31,554)
     Net income (loss) per share    $     (.47)  $      .03   $   (.55)  $       (1.01)


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

     Pursuant to the terms of the Shareholders Agreement, the Company's Board of Directors consists of 13 members. The parties to the Shareholders Agreement have agreed that, of the four Class A Directors, BTH will be entitled, but not required, to designate one Director and the remaining three Directors, which shall be Independent Directors (as such term is defined in the Shareholders Agreement), will be jointly designated by Glenn R. Jones and BTH. The parties to the Shareholders Agreement also have agreed that Mr. Jones will be entitled, but not required, to designate seven of the nine Common Directors and that BTH will be entitled, but not required, to designate two of the nine Common Directors. William E. Frenzel, Donald L. Jacobs, Robert Kearney and Robert B. Zoellick are serving as the Class A Directors and Glenn R. Jones, Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Howard O. Thrall, Siim A. Vanaselja and Sanford Zisman are serving as the Common Directors. Messrs. Frenzel, Jacobs and Zoellick were jointly designated by Glenn R. Jones and BTH and they are serving as Independent Directors. Messrs. Fridman, Kearney and Vanaselja were designated by BTH. Messrs. Jones, Cole, Krejci, O'Brien, Solot, Thrall and Zisman were designated by Mr. Jones.

     The Company has agreed that in the event that Mr. Jones or BTH chooses to designate one or more nominees to the Board of Directors pursuant to the terms of the Shareholders Agreement, the Company will use its reasonable efforts to include each such nominee in the group of nominees proposed by management of the Company for election to the Board, recommend to the shareholders of the Company each such nominee's election to the Board and solicit proxies for each such nominee from all holders of voting securities entitled to vote thereon. In addition, each of BTH and Mr. Jones have agreed to vote or cause to be voted all of the shares of the Company owned or controlled by them at any meeting of shareholders of the Company, or in any written consent executed in lieu of such a meeting of shareholders, in favor of their mutual nominees to the Board of Directors.

   Certain information concerning the directors and executive officers of the Company is set forth below.

   Glenn R. Jones         68   Chairman of the Board and Chief Executive Officer
   James B. O'Brien       48   President and Director
   Ruth E. Warren         48   Group Vice President/Operations
   Kevin P. Coyle         46   Group Vice President/Finance
   Christopher J. Bowick  42   Group Vice President/Technology
   Cynthia A. Winning     46   Group Vice President/Marketing
   Cheryl M. Sprague      45   Group Vice President/Human Resources
   Elizabeth M. Steele    46   Vice President/General Counsel/Secretary
   Larry W. Kaschinske    38   Vice President/Controller
   Robert E. Cole         65   Director
   William E. Frenzel     69   Director
   Josef J. Fridman       52   Director
   Donald L. Jacobs       59   Director
   Robert Kearney         61   Director
   James J. Krejci        56   Director
   Raphael M. Solot       64   Director
   Howard O. Thrall       50   Director
   Siim A. Vanaselja      41   Director
   Sanford Zisman         58   Director
   Robert B. Zoellick     44   Director

   Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd.
He is also Chairman of the Board of Directors of the subsidiaries of the Company and of certain other affiliates of the Company. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the Company's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

     Mr. James B. O'Brien, the Company's President, joined the Company in January 1982. Prior to being elected President and a Director of the Company in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the Company's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the Company.
Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

     Ms. Ruth E. Warren joined the Company in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the Company in September 1990. Ms. Warren is a past president of Women in Cable & Telecommunications and she is the current Chairman of the Women in Cable Foundation. She serves on the 5 Points Media Center Board, the Corporate Advisory Board of Planned Parenthood of the Rocky Mountains, and the Advisory Board for the Domestic Abuse Awareness Project. In 1995, Ms. Warren received the Corporate Business Woman of the Year Award from the Colorado Women's Chamber of Commerce.

     Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the Company in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

     Mr. Christopher J. Bowick joined the Company in September 1991 as Group Vice President/Technology and Chief Technical Officer. Prior to joining the Company, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989. Mr. Bowick also has served since 1995 as President of Jones Futurex, Inc., the Company's wholly owned subsidiary that manufactures and markets data encryption products.

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

     Ms. Cheryl M. Sprague joined the Company in November 1997 as Group Vice President/Human Resources. Prior to November 1997 and since December 1995, Ms. Sprague served as Director, Human Resources for Westmoreland Coal Company, where she was responsible for human resources management for said company and three of its subsidiaries. From October 1993 to December 1995, Ms. Sprague served as President of Peak Executive Resources, where she provided consulting services in organizational development and human resources to businesses experiencing organizational transition. From April 1992 to October 1993, Ms. Sprague was Vice President, Human Resources for Penrose-St. Francis Healthcare System, where she was responsible for the management of all human resources activities. Ms. Sprague serves as an adjunct instructor at Regis University and has earned the professional designation as a Senior Professional in Human Resources from the Society for Human Resource Management and its affiliate, the Human Resources Certification Board. Ms. Sprague is a past president of the Colorado Human Resource Association and was named by that association as the Colorado Human Resources Administrator of the Year in 1986. Ms. Sprague also serves as a director on the Area VI Board for the Society for Human Resource Management.

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

     Mr. Josef J. Fridman was appointed a Director of the Company in February 1998. Mr. Fridman is currently senior vice-president, law and corporate secretary of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since January 1991. Mr. Fridman's directorships include Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Association.

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

     Mr. Robert Kearney was appointed a Director of the Company in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

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

     Mr. Raphael M. Solot was appointed a Director of the Company in March 1996 and he was elected Vice Chairman of the Board of Directors in November 1997. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

     Mr. Howard O. Thrall was appointed a Director of the Company in March 1996. Mr. Thrall had previously served as a Director of the Company from December 1988 to December 1994. Mr.

Thrall is a management and international marketing consultant, having active assignments with First National Net, Inc., LEP Technologies, Cheong Kang Associates (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary.

     Mr. Siim A. Vanaselja was appointed a Director of the Company in August 1996. He is the Executive Vice President and Chief Financial Officer of Bell Canada International Inc. and Vice President of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

     Mr. Sanford Zisman was appointed a director of the Company in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 32 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, from 1991 to 1997, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

     Mr. Robert B. Zoellick was appointed a Director of the Company in April 1995. Mr. Zoellick is the John M. Olin Professor at the U.S. Naval Academy for the 1997 - 1998 term. From 1993 through 1997, he was an Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary.
Mr. Zoellick currently serves on the boards of Alliance Capital and Said
Holdings.

                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

                          SUMMARY COMPENSATION TABLE

     The following table sets forth certain information relating to the compensation paid by the Company during the Company's fiscal years ended December 31, 1997 and 1996, during the 12 months ended December 31, 1995 and during the Company's fiscal year ended May 31, 1995 to those persons who were, at December 31, 1997, the Chief Executive Officer and the other four most highly compensated executive officers of the Company.

                                                                       LONG TERM
                                                                      COMPENSATION
                                            ANNUAL COMPENSATION          AWARDS
         NAME AND                          ----------------------  --------------------
         --------                                                                            ALL OTHER
    PRINCIPAL POSITION         YEAR (1)      SALARY       BONUS          OPTIONS           COMPENSATION(2)
---------------------------  ------------  -----------  ---------  --------------------    ---------------
Glenn R. Jones  (3)          YE 12/31/97    $2,714,425   $      0        110,937(8)          $162,865
Chairman of the Board        YE 12/31/96     2,620,102          0              0              157,380
and Chief Executive Officer  YE 12/31/95     2,500,067          0        125,937(8)           150,006
                             FYE 5/31/95     1,401,846    900,000        122,269(8)           135,623

James B. O'Brien  (4)        YE 12/31/97    $  252,045   $175,000         17,000(8)          $ 28,661
President and Director       YE 12/31/96       240,961    163,366              0               25,978
                             YE 12/31/95       230,866    139,870         17,000(8)            19,852
                             FYE 5/31/95       224,961    250,000         14,387(8)            28,498

Kevin P. Coyle  (5)          YE 12/31/97    $  191,552   $100,000         10,000(8)          $ 17,493
Group Vice President/        YE 12/31/96       184,185     72,750              0               15,558
Finance                      YE 12/31/95       177,160     74,895          8,085(8)            15,811
                             FYE 5/31/95       173,616     45,000          7,762(8)            12,814

Christopher J. Bowick (6)    YE 12/31/97    $  176,075   $ 70,427         10,000(8)          $ 14,790
Group Vice President/        YE 12/31/96       169,302     96,872              0               15,152
Technology                   YE 12/31/95       162,211     48,725          7,850(8)            10,159
                             FYE 5/31/95       158,061     54,529          7,378(8)            12,756

Ruth E. Warren  (7)          YE 12/31/97    $  177,273   $ 70,906         10,000(8)          $ 12,764
Group Vice                   YE 12/31/96       170,454     77,327              0               12,558
 President/Operations        YE 12/31/95       163,314     49,056          7,860(8)             9,644
                             FYE 5/31/95       149,854     50,126          7,418(8)             7,888

_________________

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


                             OPTION GRANTS IN 1997

     The following table sets forth information with respect to grants of stock options during 1997 for the Executive Officers named in the Summary Compensation Table.

                                                                                          POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED ANNUAL RATES
                                                                                         OF STOCK PRICE APPRECIATION
                                INDIVIDUAL GRANTS                                             FOR OPTION TERM (2)
------------------------------------------------------------------------------           ---------------------------
                                  % OF TOTAL
                                    OPTIONS
                                  GRANTED TO
                                 ALL EMPLOYEES    EXERCISE
                    OPTIONS           IN            PRICE           EXPIRATION
     NAME         GRANTED(1)         1997         ($/SHARE)            DATE               5% ANNUAL      10% ANNUAL
     ----         ----------         ----         ---------            ----               ---------      ----------
Glenn R. Jones      110,937         30.80%          $9.25             2/10/07              $645,653      $1,635,211

James B. O'Brien     17,000          4.72%          $9.25             2/10/07              $ 98,940      $  250,580

Kevin P. Coyle       10,000          2.78%          $9.25             2/10/07              $ 58,200      $  147,400

Christopher J.       10,000          2.78%          $9.25             2/10/07              $ 58,200      $  147,400
Bowick

Ruth E. Warren       10,000          2.78%          $9.25             2/10/07              $ 58,200      $  147,400

___________________
(1) Represents the number of shares of the Company's Class A Common Stock underlying the options granted.

(2) The dollar amounts shown under these columns are the result of calculations at 5% and 10% compound growth rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation of the Company's stock price. In all cases, the appreciation is calculated from the award date to the end of the option term.


  AGGREGATED OPTION EXERCISES IN 1997 AND OPTION VALUES AT DECEMBER 31, 1997

     The following table sets forth information with respect to stock option exercises during 1997 by the Executive Officers named in the Summary Compensation Table.

                                                      NUMBER OF
                                                     SECURITIES
                                                     UNDERLYING
                                                     UNEXERCISED        VALUE OF UNEXERCISED
                      NUMBER  OF                     OPTIONS AT        IN-THE-MONEY OPTIONS AT
                       CLASS A                        12/31/97                12/31/97
                     COMMON STOCK                     --------                --------
                   SHARES ACQUIRED     VALUE        EXERCISABLE/           EXERCISABLE/
      NAME           ON EXERCISE      REALIZED     UNEXERCISABLE           UNEXERCISABLE
      ----         ---------------    --------     -------------           -------------
Glenn R. Jones       30,000           $155,625     542,812/235,039     $2,520,195/$1,523,150

James B. O'Brien        0                --        28,001/32,693        $122,013/$217,139

Kevin P. Coyle          0                --        12,932/17,923        $57,158/$121,487

Christopher J.          0                --        12,931/17,614        $56,805/$119,978
Bowick

Ruth E. Warren          0                --        15,639/17,639        $66,996/$120,101


Compensation of Directors
-------------------------

     Directors of the Company who are not full-time employees of the Company or any of its affiliates earn $5,000 each calendar quarter for their services as director, and an additional $1,250 is paid to each such director for every meeting of the Board of Directors attended in person. No additional compensation for director service is paid to directors who are full-time employees of the Company or any of its affiliates. Compensation for director service by employees of BTH is paid to BTH rather than to the BTH directors themselves.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Exchange Act requires certain persons, including directors and officers of the Company, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission. The Company is required to disclose in this Form 10-K Report any late or missed filings of those reports during 1997 by its officers (as such term is defined in the rules promulgated under Section 16 of the Exchange Act), directors and 10% shareholders.

Based upon the Company's review of the reporting forms received by it and representations from certain persons that no Form 5 reports were required to be filed by those persons, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during 1997 except that BTH filed a report on Form 5 in February 1998 to show its acquisition of shares of the Company's Class A Common Stock in August 1997, rather than a Form 4 in September 1997.

Employment Agreement
--------------------

     On December 20, 1994, the Company entered into an Employment Agreement with Glenn R. Jones (the "Employment Agreement") pursuant to which the Company agreed to employ Mr. Jones as Chief Executive Officer of the Company for a period of up to eight years from December 20, 1994. Under the terms of the Employment Agreement, Mr. Jones received a base salary of $2,500,000 in fiscal year 1995 (which approximated his fiscal year 1994 combined compensation from the Company and Jones Spacelink, Ltd.), and in the years thereafter he is entitled to an annual cost of living index based salary adjustment. In addition, Mr. Jones is entitled to participate in the Company's employee benefit plans at a level generally commensurate with his participation prior to December 1994. No other employee of the Company has an employment agreement with the Company.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     A Compensation Committee of the Board of Directors was established in January 1995. Glenn R. Jones, Robert Kearney and Donald L. Jacobs are the current members of the Compensation Committee. Mr. Jones is the Chief Executive Officer and a director of the Company, and Messrs. Kearney and Jacobs are non-employee directors of the Company. Glenn R. Jones, James B. O'Brien and Elizabeth M. Steele, executive officers of the Company, serve as officers and directors of certain of the Company's affiliates. As individuals, these executive officers had no transactions with the Company other than as disclosed herein with respect to executive compensation.


                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                    ---------------------------------------
                  BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT
                  -------------------------------------------

     The following table sets forth certain information as of February 20, 1998, regarding ownership of the Company's Common Stock or Class A Common Stock by persons (including any group) known to the Company to be beneficial owners of more than 5% of either class of stock, the individual directors of the Company, each of the executive officers named in the Summary Compensation Table and the executive officers and directors of the Company as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days.


                                                     AMOUNT AND NATURE
NAME AND ADDRESS OF                                    OF BENEFICIAL
BENEFICIAL OWNER (1)              TITLE OF CLASS       OWNERSHIP (2)       PERCENT OF CLASS
--------------------              --------------     -----------------     ----------------
Jones International, Ltd.         Common Stock       2,441,751  (3)(4)          47.76
9697 East Mineral Avenue
Englewood, CO  80112                Class A          2,223,414  (3)              6.25
                                  Common Stock

Glenn R. Jones                    Common Stock       2,916,151  (3)(5)          57.03
9697 East Mineral Avenue
Englewood, CO  80112                Class A          3,051,420  (3)(6)           8.43
                                  Common Stock

Christopher J. Bowick             Common Stock           2,678                    .05
9697 East Mineral Avenue
Englewood, CO  80112                Class A             17,276  (7)               .05
                                  Common Stock

Kevin P. Coyle                    Common Stock             345  (8)               .01
9697 East Mineral Avenue
Englewood, CO  80112                Class A             17,442  (9)               .05
                                  Common Stock

William E. Frenzel                  Class A                400          less than .01
1775 Massachusetts Ave., N.W.     Common Stock
Washington, D.C.  20036

James J. Krejci                     Class A              5,000                    .01
3100 Arapahoe Avenue              Common Stock
Boulder, CO  80303

James B. O'Brien                    Class A             45,847  (10)              .13
9697 East Mineral Avenue          Common Stock
Englewood, CO  80112

Raphael M. Solot                  Common Stock             300                    .01
501 South Cherry Street
Denver, CO  80222

Ruth E. Warren                    Common Stock             208          less than .01
9697 East Mineral Avenue
Englewood, CO  80112                Class A             26,758  (11)              .08
                                  Common Stock

Sanford Zisman                    Common Stock             500  (12)              .01
3773 Cherry Creek North Drive
Denver CO  80209

Robert B. Zoellick                         Class A                300            less than .01
3900 Wisconsin Avenue, N.W.              Common Stock
Washington, D.C.  20016

All executive officers and directors     Common Stock       2,920,182                    57.11
as a group
(20 persons)                               Class A          3,187,443  (13)               8.78
                                         Common Stock


Christine Jones Marocco                  Common Stock       2,742,537  (14)              53.64
25 East End Avenue, #14F
New York NY  10288                         Class A             98,748  (15)                .28
                                         Common Stock


BTH (Intercable) Limited                 Common Stock       2,878,151  (16)(19)          56.29
(f/k/a Bell Canada International
BVI VI Limited)
Arawak Chamber
Road Town
Tortola, BVI

BTH (U.S. Cable) Limited                   Class A         12,782,500  (17)(19)          35.93
(f/k/a Bell Canada International         Common Stock
BVI III Limited)
Arawak Chamber
Road Town
Tortola, BVI

The Capital Group Companies, Inc.          Class A          4,871,000  (18)(19)          13.69
333 South Hope Street                    Common Stock
Los Angeles, CA  90071

       Capital Research and                Class A          3,230,000  (18)(19)           9.08
        Management Company               Common Stock


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

(3) Glenn R. Jones, Chairman of the Board of Directors and Chief Executive Officer of the Company, owns all of the outstanding shares of Jones International, Ltd. ("International") and is deemed to be the beneficial owner of all shares of the Company owned by International. By virtue of this ownership, Mr. Jones controls approximately 37% of the total votes to be cast by all shareholders of the Company's shares on matters not requiring a class vote, because, with regard to such matters, a share of Common Stock has one vote and a share of Class A

     Common Stock has 1/10th of a vote. The holders of Class A Common Stock, as a class, are able to elect the greater of 25% or the next highest whole number of the Company's Board of Directors. Thus, holders of the Class A Common Stock, as a class, are presently entitled to elect four Directors.

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

(5) Includes 474,400 shares held by the Glenn Jones Grantor Business Trust; 38,000 shares held by International; 2,239,416 shares held by the Jones International Grantor Business Trust; 100,400 shares held by Jones Entertainment Group, Ltd.; 35,707 shares held by Jones Space Segment, Inc.; 27,585 shares held by Jones Global Group, Inc.; and 643 shares held by Jones Interdigital, Inc.

(6) Includes 226,893 shares owned by Mr. Jones; 601,113 shares deemed to be held by Mr. Jones pursuant to exercisable stock options; and 2,223,414 shares held by International.

(7) Represents shares deemed to be held by Mr. Bowick pursuant to exercisable stock options.

(8)  Includes 320 shares held by Mr. Coyle's wife.

(9) Includes 17,373 shares deemed to be held by Mr. Coyle pursuant to exercisable stock options.

(10) Includes 35,847 shares deemed to be held by Mr. O'Brien pursuant to exercisable stock options.

(11) Includes 19,994 shares deemed to be held by Ms. Warren pursuant to exercisable stock options.

(12) Represents shares held by the Sanford Zisman PC Profit Sharing Plan.

(13) Includes 714,603 shares deemed to be held by various executive officers and directors pursuant to exercisable stock options.

(14) Includes 12,370 shares held by Mrs. Marocco; 357 shares held by the Joseph Michael Marocco Irrevocable Trust; 15,994 shares held by the Christine Jones Marocco Irrevocable Trust; 2,239,416 shares held by the Jones International Grantor Business Trust in which Mrs. Marocco has shared voting power; and 474,400 shares held by the Glenn Jones Grantor Business Trust in which Mrs. Marocco has shared voting power.

(15) Includes 64,113 shares held by Mrs. Marocco; 970 shares held by the Joseph Michael Marocco Irrevocable Trust; 23,665 shares held by the Christine Jones Marocco Irrevocable Trust; and 10,000 shares held by Mrs. Marocco's husband. Mrs. Marocco disclaims beneficial ownership of the shares held by her husband. Mrs. Marocco's husband is a principal in a firm that may from time to time invest in the Company's securities. Mrs. Marocco disclaims beneficial ownership of any securities of the Company that said firm purchases or in which Mr. Marocco may therefor have an interest.

(16) BCI Telecom Holding Inc. ("BTH"), the sole shareholder of BTH (Intercable) Limited (f/k/a Bell Canada International BVI VI Limited), is deemed to have beneficial ownership of the 2,878,151 shares of Common Stock covered by Option Agreements dated December 20, 1994 among The Bank of New York, acting as agent for BTH, and the Glenn Jones Grantor Business Trust, the Jones International Grantor Business Trust, Jones Entertainment Group, Ltd., Jones Space Segment, Inc., Jones Global Group, Inc. and Jones Interdigital, Inc.

(17) BTH is deemed to be the beneficial owner of the shares of Class A Common Stock owned by its wholly owned subsidiary, BTH (U.S. Cable) Limited (f/k/a Bell Canada International BVI III Limited).

(18) The Capital Group Companies, Inc. is the parent holding company of a group of investment management companies, including Capital Research and Management Company, that hold investment power and, in some cases, voting power over shares of the Company's Class A Common Stock. The Capital Group Companies, Inc. has sole voting power over 1,641,000 shares, shared voting power over no shares and sole dispositive power over 4,871,000 shares. Capital Research and Management Company has no sole or shared voting power and sole dispositive power over 3,230,000 shares.

(19) This information is based upon filings made by the shareholders with the Securities and Exchange Commission, copies of which were provided to the Company.


                        ITEM 13.  CERTAIN TRANSACTIONS
                        ------------------------------

     The Company has engaged in and expects to continue to engage in certain transactions with its affiliates. These transactions have involved affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned or managed by the Company, lease agreements related to real estate, lease agreements and service agreements related to certain technical, computer, financial and administrative services provided to the Company by affiliates. For the year ended December 31, 1997, approximately $705,000, or less than 1%, of the Company's total revenue and approximately $4,925,000, or 2.5%, of its total operating, general and administrative expenses were a result of related party transactions. Because certain officers and directors of the Company are also officers and directors of affiliated companies, the terms of any agreements between the Company and such affiliates generally are not and will not be the result of arm's length negotiations. There can be no assurance that the terms of any transactions between the Company and its affiliates have been or will be as favorable as the Company could obtain from unrelated parties.

     Set forth below is a description of the Company's transactions with Jones International, Ltd. ("International"), certain of its subsidiaries and certain other affiliates of the Company, including BTH, during the year ended December 31, 1997. In some instances the dollar amounts of transactions have been rounded to the nearest thousand. Most of the transactions described below are expected to continue during the current fiscal year.

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

JONES GALACTIC RADIO, INC.

     Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of International. The Company's cable systems receive audio programming from Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity. Payments made by the Company to Jones Galactic Radio, Inc. for programming provided to Company-owned cable systems for the year ended December 31, 1997 totaled $243,800.

JONES COMPUTER NETWORK, LTD.

     Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64% by International, 16% by the Company, 12% by BTH and 8% by Mr. Jones, operated, until April, 1997, the television network Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to certain cable television systems owned by the Company. Payments made by the Company to Jones Computer Network with respect to programming provided to cable systems owned by the Company for the year ended December 31, 1997 totaled $222,800.

KNOWLEDGE TV, INC.

     Knowledge TV, Inc., a company owned 66% by Jones Education Group, Ltd., 7% by Mr. Jones and 26% by the Company, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. sells its programming to certain cable television systems owned by the Company. Payments made by the Company to Knowledge TV, Inc. with respect to programming provided to cable television systems owned by the Company for the year ended December 31, 1997 totaled $411,200.

JONES FINANCIAL GROUP, LTD.

     Jones Financial Group, Ltd. ("Financial Group") performs services for the Company as its agent in connection with negotiations regarding various financial arrangements of the Company. Financial Group is owned 81% by International and 19% by Glenn R. Jones. In December 1994, the Company entered into a Financial Services Agreement with Financial Group pursuant to which Financial Group has agreed to render financial advisory and related services to the Company for a fee equal to 90% of the fees that would be charged to the Company by unaffiliated third parties for the same or comparable purposes. The Company pays Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and reimburses Financial Group for its reasonable out-of-pocket expenses. The term of the Financial Services Agreement is for eight years from December 1994. Financial Group and BTH have entered into a separate agreement pursuant to which BTH is entitled to receive one-half of the net fees earned (gross fees less reasonable and customary operating expenses) by Financial Group under the Financial Services Agreement. During the year ended December 31, 1997, the Company paid Financial Group fees totaling $3,456,000 for acting as the Company's financial advisor in connection with certain of the Company's acquisitions, sales and exchanges of cable systems in 1997.

JONES INTERACTIVE, INC.

     Jones Interactive, Inc. ("Interactive"), a wholly owned subsidiary of International, provides information management and data processing services for operating companies affiliated with International. Charges to the various operating companies are based on usage of computer time by each entity. The amount charged to the Company and its managed partnerships by Interactive for the year ended December 31, 1997 totaled $5,454,000. Approximately 47% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.

     As disclosed below, the Company also paid Interactive certain amounts in connection with the development and planned implementation of a new subscriber billing and management system. See Item 13, Investment in Jones Customer Service Management, L.L.C.

JONES PROPERTIES, INC.

     Jones Properties, Inc. is a wholly owned subsidiary of International. The Company is a party to a lease with Jones Properties, Inc. under which the Company has leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term expiring July 2000, with three 5-year renewal options. The annual rent is not to exceed $24.00 per square foot, plus operating expenses. The Company has subleased approximately 44% of the building to International and certain other affiliates on the same terms and conditions of the above-mentioned lease. Rent payments to Jones Properties, Inc. by the Company, net of subleasing reimbursements, for the year ended December 31, 1997 totaled $1,345,000. Approximately 47% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.

PRODUCT INFORMATION NETWORK

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." PIN has an affiliation agreement with the Company that expires on February 1, 2005. The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of the Company's owned cable television systems carry

PIN for all or part of each day. Aggregate payments received by the Company from the PIN Venture relating to the Company's owned cable television systems totaled $705,000 for the year ended December 31, 1997.

GREAT AMERICAN COUNTRY, INC.

     The Great American Country network provides country music video programming to certain of the Company's owned systems. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International. During the year ended December 31, 1997, the Company paid Great American Country, Inc. a total of $313,000 for programming provided by Great American Country to Company-owned cable television systems.

JONES INTERNET CHANNEL, INC.

     Jones Internet Channel, an indirect subsidiary of International, is providing service on two Company-owned cable systems serving subscribers in Alexandria and Dale City, Virginia. As of December 31, 1997, the Company's costs related to this service have not been material. All subscriber revenue generated by Jones Internet Channel's service flows to this affiliate until such time as this affiliate has recouped its costs for cable modems. Other revenues, if and when generated, and subscriber revenue after Jones Internet Channel's recoupment of its cable modem costs, will be shared with the Company. As of December 31, 1997, Jones Internet Channel had not yet recouped its cable modem costs. The Company and Jones Internet Channel have been in the process of negotiating a definitive affiliation agreement that, if and when concluded, would result in the roll-out of Jones Internet Channel to all Company-owned cable systems. The negotiation of a definitive affiliation agreement has been temporarily suspended due to the filing of certain litigation by BTH. See Item 3, Legal Proceedings.


SUPPLY AND SERVICES AGREEMENT WITH BTH

     The Company entered into a Supply and Services Agreement with BTH in December 1994. Pursuant to the Supply and Services Agreement, BTH provides the Company with access to the expert advice of personnel from BTH and its affiliates on an annual basis. The Company has agreed to pay an annual fee of $2,000,000 to BTH during the term of the agreement. Payments made by the Company under the Supply and Services Agreement during the year ended December 31, 1997 totaled $2,000,000.

SECONDMENT AGREEMENT WITH BTH

     The Company entered into a Secondment Agreement with BTH in December 1994. Pursuant to the Secondment Agreement, BTH provided a total of 12 secondees during 1997. These secondees worked for the Company and its managed partnerships. The Company reimbursed BTH for the full employment costs of such individuals. The Company reimbursed BTH $1,180,270 during the year ended December 31, 1997. Approximately 47% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.

INVESTMENT IN JONES CUSTOMER SERVICE MANAGEMENT, L.L.C.

     The Company and Jones Cyber Solutions, Ltd. ("JCS"), an indirect subsidiary of International, have formed a venture, known as Jones Customer Service Management, L.L.C., for the purpose of developing a subscriber billing and management system. As of December 31, 1997, the Company had invested $5,200,000 in the venture. The Company accounts for this investment using the equity method and, as of December 31, 1997, had recognized equity losses equal to its investment of $5,200,000. JCS performed the basic system development work for the venture and was paid periodically on a time and materials basis, plus 10% of the amount charged, for its own service. The Company and JCS have license rights to use such system in perpetuity. The venture granted to JCS the exclusive right to distribute the system to third parties for a period of five years for a commission on the license fees to be earned by the venture from such licensing.

     The venture's subscriber billing and management system was trialed in one of the Company's cable systems during 1997. The Company determined, in late 1997, not to pursue the implementation of the subscriber billing and management system in any of the Company's cable systems at this time. As a result of this decision, the Company incurred a loss of $14,228,000 in the fourth quarter of 1997 related to the write-off of costs associated with the planned implementation of the billing system in Company-owned cable systems.

     In connection with the development and planned implementation of the venture's subscriber billing and management system, the Company paid Jones Interactive, Inc., a wholly owned subsidiary of International, $2,991,000 during the year ended December 31, 1997, and a total of $6,740,000 from the outset of the project through December 31, 1997, for work done by Jones Interactive, Inc. to prepare the Company's owned and managed cable systems for the implementation of the venture's subscriber billing and management system. All of these costs are included in the $14,228,000 write off.

                                    PART IV

                  ITEM 14.  EXHIBITS AND REPORTS ON FROM 8-K
                  -------------------------------------------


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

2.9 Purchase and Sale Agreement dated as of August 11, 1995 between IDS/Jones Growth Partners 87-A, Ltd. and the Company. (3)

2.10 Purchase and Sale Agreement dated as of August 11, 1995 between Jones Cable Income Fund 1-B, Ltd. and the Company. (3)

2.11 Purchase and Sale Agreement dated as of August 11, 1995 between Cable TV Fund 12-BCD Venture and the Company. (3)

2.12 Asset Exchange Agreement dated as of August 11, 1995 between Time Warner Entertainment-Advance/Newhouse Partnership and the Company.
             (3)

2.13 Asset Purchase Agreement dated September 5, 1995 between Cable TV Joint Fund 11 and the Company relating to the Manitowoc System. (4)

2.14 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income Partners 87-1, L.P. and the Company relating to the Lodi System. (4)

2.15 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income/Growth Fund 1-A, Ltd. and the Company relating to the Ripon System. (4)

2.16 Asset Purchase Agreement dated September 5, 1995, between Jones Spacelink Income/Growth Fund 1-A, Ltd. and the Company relating to the Lake Geneva System. (4)

2.17 Asset Exchange Agreement dated September 1, 1995, between the Company and Time Warner Entertainment Company, L.P. (4)

2.18 Assignment and Assumption Agreement dated as of September 15, 1995 between the Company and Jones Cable Holdings, Inc. (5)

2.19 Purchase and Sale Agreement dated as of October 15, 1995 between the Company and Jones Cable Holdings, Inc. (5)

2.20 Asset Purchase Agreement (Walnut) dated August 16, 1996 between Jones Intercable, Inc. and Century Communications Corp. (6)

2.21 Asset Purchase Agreement (Oxnard) dated August 16, 1996 between Jones Intercable, Inc. and Century Communications Corp. (6)

2.22 Asset Exchange Agreement dated October 25, 1996 between Jones Communications of Colorado, Inc. and United CATV, Inc. (7)

2.23 Asset Purchase Agreement dated July 30, 1996 between Maryland Cable Partners, L.P. and Jones Communications of Maryland, Inc. (8).

2.24 First Amendment to Purchase Agreement dated January 30, 1997 between Maryland Cable Partners, L.P. and Jones Communications of Maryland, Inc. (8)

2.25 Purchase and Sale Agreement (Independence) dated as of February 28, 1997, between the Company and Jones Intercable Investors, L.P. (23)

2.26 Assignment and Assumption Agreement (Independence) dated as of April 15, 1997 between the Company and Jones Communications of Missouri, Inc. (23)

2.27 Purchase and Sale Agreement (Albuquerque) dated as of July 28, 1997 between the Company and Cable TV Fund 12-BCD Venture. (23)

2.28 Purchase and Sale Agreement (Palmdale) dated as of March 10, 1998 between the Company and Cable TV Fund 12-BCD Venture.

2.29 Purchase and Sale Agreement (Littlerock) dated as of March 10, 1998 between the Company and Cable TV Fund 14-B, Ltd.

3.1          Articles of Incorporation and amendments thereto of the Company.
             (9)

3.2          Amendment to Articles of Incorporation of Company filed July 24,
             1995. (3)

3.3 Amendment to Articles of Incorporation of Company filed September 18, 1996. (21)

3.4          Bylaws of the Company. (3)

4.1 Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (11)

4.2 Second Supplemental Indenture, dated as of March 1, 1993, between the Company and First Trust National Association. (12)

4.3 Form of Shareholders Agreement among Glenn R. Jones, Jones International, Ltd., Bell Canada International Inc. and the Company. (1)

4.4 Indenture dated March 23, 1995 with respect to the Senior Notes, between the Company and U.S. Trust Company of California, N.A. (13)

4.5 First Supplemental Indenture dated as of March 23, 1995 with respect to $200,000,000 aggregate principal amount of the Company's 9 5/8% Senior Notes due 2002, between the Company and U.S. Trust Company of California, N.A. (13)

4.6 Second Supplemental Indenture dated as of March 21, 1997 with respect to $250,000,000 aggregate principal amount of the Company's 8 7/8% Senior Notes due 2007, between the Company and U.S. Trust Company of California, N.A. (22)

10.1.1 Form of Financial Services Agreement between Jones Financial Group, Ltd. and the Company. (1)

10.1.2       Form of Employment Agreement between Glenn R. Jones and the
             Company. (1)

10.1.3 Form of Supply and Services Agreement between Bell Canada International Inc. and the Company. (1)

10.1.4 Form of Secondment Agreement between Bell Canada International Inc. and the Company. (1)

10.1.5 Form of Option Agreement for Glenn R. Jones and Jones International, Ltd. between Bell Canada International Inc. and Newco. (1)

10.1.6 Affiliate Agreement dated August 1, 1994 between the Company and Jones Infomercial Networks, Inc. (3)

10.2.1       1992 Stock Option Plan. (14)

10.2.2       Form of Basic Incentive Stock Option Agreement. (14)

10.2.3       Form of Basic Non-Qualified Stock Option Agreement. (14)

10.3.1 Office Lease, dated June 8, 1984, between the Company and Jones Properties, Inc., regarding office space at 9697 East Mineral Avenue, Englewood, Colorado. (15)

10.3.2 Office Building Lease dated December 9, 1994 between Jones Panorama Properties, Inc. and the Company regarding Lot 4, Panorama Office Park. (3)

10.4.1       Partnership Agreement for Cable TV Fund 12. (15)

10.4.2       Partnership Agreement for Cable TV Fund 14. (16)

10.4.3       Partnership Agreement for Jones Cable Income Fund 1. (17)

10.4.4       Partnership Agreement for IDS/Jones Growth Partners. (18)

10.4.5       Partnership Agreement for Cable TV Fund 15. (19)

10.4.6       Partnership Agreement for IDS/Jones Growth Partners II, L.P. (20)

10.5.1 Credit Agreement dated October 31, 1995 among Jones Cable Holdings, Inc. and NationsBank of Texas, N.A. and The Bank of Nova Scotia, as lenders and as managing agents and various other lenders. (5)

10.5.2 First Amendment dated as of September 17, 1996 to Credit Agreement dated October 31, 1995 among Jones Cable Holdings, Inc. and Nationsbank of Texas, N.A., individually and as agent for various other lenders. (21)

10.5.3 Credit Agreement dated as of October 29, 1996 among Jones Cable Holdings II, Inc. and The Bank of Nova Scotia, Nationsbank of Texas, N.A. and Societe Generale, as managing agents for various lenders. (21)

21           List of Subsidiaries of the Company.

23 Consent of Arthur Andersen & LLP, independent public accountants, to the incorporation by reference of its report into the Company's Form S-8 and Form S-3 Registration Statements.

27           Financial Data Schedule

-------------

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

(4) Incorporated by reference from the Company's Current Report on form 8-K dated September 8, 1995.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated August 28, 1996.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated November 5, 1996.

(8) Incorporated by reference from the Company's Current Report on Form 8-K dated February 7, 1997.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

(10) Incorporated by reference from the Company's Registration Statement No. 33-13545 on Form S-2, filed on April 17, 1987, and Amendment No. 1 thereto, filed on May 8, 1987.

(11) Incorporated by reference from the Company's Registration Statement No. 33-47030 on Form S-3, filed on April 8, 1992, and Amendment Nos. 1 and 2 thereof, filed on April 24, 1992 and June 4, 1992, respectively, and Post-Effective Amendment No. 1 thereof, filed on July 15, 1992.

(12) Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 1993.

(13) Incorporated by reference from the Company's Current Report on form 8-K dated March 23, 1995.

(14) Incorporated by reference from the Company's Registration No. 33-54596 on Form S-8, filed on November 16, 1992.

(15) Incorporated by reference from the Company's Registration Statement No. 2-94127.

(16) Incorporated by reference from the Company's Registration Statement No. 33-6976, filed on July 3, 1986, and Amendment No. 1 thereto, filed on November 17, 1986.

(17) Incorporated by reference from the Company's Registration Statement No. 33-00968 on Form S-1, filed on October 18, 1985.

(18) Incorporated by reference from the Company's Registration Statement No. 33-12473.

(19) Incorporated by reference from the Company's Registration Statement No. 33-24358.

(20) Incorporated by reference from the Company's Registration Statement on Form 8-A No. 0-18133, dated November 16, 1989.

(21) Incorporated by reference from the Company's Annual Report on Form 10-K for year ended December 31, 1996.

(22) Incorporated by reference from the Company's Current Report on Form 8-K dated March 21, 1997

(23) Incorporated by reference from the Company's Current Report on Form 8-K dated August 1, 1997

(b)          Reports on Form 8-K

             None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JONES INTERCABLE, INC.



                                        By: /s/ Glenn R. Jones
                                            ------------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and
Dated: March 10, 1998                       Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By: /s/ Glenn R. Jones
                                            ------------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and
                                            Chief Executive Officer
Dated: March 10, 1998                       (Principal Executive Officer)


                                        By: /s/ Kevin P. Coyle
                                            ------------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
Dated: March 10, 1998                       Principal Financial Officer)


                                        By: /s/ Larry W. Kaschinske
                                            ------------------------------------
                                            Larry W. Kaschinske
                                            Controller
Dated: March 10, 1998                       (Principal Accounting Officer)

                                        By: /s/ James B. O'Brien
                                            ------------------------------------
                                            James B. O'Brien
Dated: March 10, 1998                       President and Director


                                        By: /s/ Robert E. Cole
                                            ------------------------------------
                                            Robert E. Cole
Dated: March 10, 1998                       Director


                                        By: /s/ William E. Frenzel
                                            ------------------------------------
                                            William E. Frenzel
Dated: March 10, 1998                       Director


                                        By: /s/ Josef J. Fridman
                                            ------------------------------------
                                            Josef J. Fridman
Dated: March 10, 1998                       Director


                                        By:
                                            ------------------------------------
                                            Donald L. Jacobs
Dated: March 10, 1998                       Director


                                        By: /s/ Robert Kearney
                                            ------------------------------------
                                            Robert Kearney
Dated: March 10, 1998                       Director


                                        By: /s/ James J. Krejci
                                            ------------------------------------
                                            James J. Krejci
Dated: March 10, 1998                       Director


                                        By: /s/ Raphael M. Solot
                                            ------------------------------------
                                            Raphael M. Solot
Dated: March 10, 1998                       Director


                                        By: /s/ Howard O. Thrall
                                            ------------------------------------
                                            Howard O. Thrall
Dated: March 10, 1998                       Director

                                        By: /s/ Siim A. Vanaselja
                                            ------------------------------------
                                            Siim A. Vanaselja
Dated: March 10, 1998                       Director


                                        By: /s/ Sanford Zisman
                                            ------------------------------------
                                            Sanford Zisman
Dated: March 10, 1998                       Director


                                        By: /s/ Robert B. Zoellick
                                            ------------------------------------
                                            Robert B. Zoellick
Dated: March 10, 1998                       Director