Form 10-Q
period 1998-03-31
JONES INTERCABLE INC
filed 1998-05-12
CIK 275605

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998
                               --------------

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

Shares outstanding of each of the registrant's classes of common stock as of May 1, 1998.

 5,113,021    - Common Stock, $.01 par value per share
35,650,988    - Class A Common Stock, $.01 par value per share

                    JONES INTERCABLE, INC. AND SUBSIDIARIES
                    ---------------------------------------

                                   I N D E X
                                   ---------


                                                                        Page
                                                                       Number
                                                                       ------

PART I.  FINANCIAL INFORMATION.

  Item 1.  Financial Statements

     Unaudited Consolidated Balance Sheets                                3
       March 31, 1998 and December 31, 1997

     Unaudited Consolidated Statements of Operations                      5
       Three Months Ended March 31, 1998 and 1997

     Unaudited Consolidated Statements of Cash Flows                      6
       Three Months Ended March 31, 1998 and 1997

     Notes to Unaudited Consolidated Financial Statements                 7
       March 31, 1998

  Item 2.  Management's Discussion and Analysis of                        9
            Financial Condition and Results of
            Operations


PART II.   OTHER INFORMATION.

  Item 1.  Legal Proceedings                                              14

  Item 6.  Exhibits and Reports on Form 8-K                               14

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of March 31, 1998 and December 31, 1997
--------------------------------------------------------------------------------

                                                         March 31, 1998   December 31, 1997
ASSETS                                                            (Stated in Thousands)
-------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS                                $    2,214       $    3,595

RECEIVABLES:
  Trade receivables, net of allowance for
   doubtful accounts of $2,081,000 in March 1998
   and $1,692,000 in December 1997                           24,030           28,686
  Affiliated entities                                         6,718            7,783

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                    779,411          745,115
   Less-accumulated depreciation                           (246,960)        (224,893)
                                                          ---------        ---------
                                                            532,451          520,222

  Franchise costs and other intangible assets, net of
   accumulated amortization of $307,124,000 in March
   1998 and $285,212,000 in December 1997                   700,217          721,336

  Investments in domestic cable television
   partnerships and affiliates                               23,234           24,568
                                                          ---------        ---------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES           1,255,902        1,266,126
                                                          ---------        ---------

DEFERRED TAX ASSET, net of valuation
 allowance of $ 92,138,000 in March 1998 and
 $84,473,000 in December 1997                                 7,137            7,137

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                  56,116           58,044
                                                          ---------        ---------

TOTAL ASSETS                                             $1,352,117       $1,371,371
                                                          =========        =========




          The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of March 31, 1998 and December 31, 1997
--------------------------------------------------------------------------------

                                                                  March 31, 1998   December 31, 1997
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                   (Stated in Thousands)
----------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                        $   97,636       $  115,189
  Subscriber prepayments and deposits                                  3,193            2,932
  Subordinated debentures and other debt                             553,813          553,732
  Credit Facilities                                                  489,000          471,000
                                                                   ---------        ---------

TOTAL LIABILITIES                                                  1,143,642        1,142,853
                                                                   ---------        ---------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 35,605,757 and 35,554,223 shares issued
    at March 31, 1998 and December 31, 1997, respectively                356              356
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 shares issued at March 31, 1998
    and December 31, 1997                                                 51               51
  Additional paid-in capital                                         488,320          487,616
  Accumulated deficit                                               (280,252)        (259,505)
                                                                   ---------        ---------

TOTAL SHAREHOLDERS' INVESTMENT                                       208,475          228,518
                                                                   ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                    $1,352,117       $1,371,371
                                                                   =========        =========



          The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                        and Subsidiaries
For the three months ended March 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                     For the Three Months Ended
                                                               March 31, 1998           March 31, 1997
                                                               (Stated in Thousands Except Per Share Data)
----------------------------------------------------------------------------------------------------------
REVENUES FROM CABLE TELEVISION OPERATIONS:
Cable Television Revenue
  Subscriber service fees                                      $ 91,661                 $ 75,113
  Management fees                                                 3,949                    4,446
  Distributions and brokerage fees                                3,707                    2,530
Non-cable Revenue                                                 2,013                    1,413
                                                                -------                  -------

TOTAL REVENUES                                                  101,330                   83,502

COSTS AND EXPENSES:
Cable Television Expenses
  Operating expenses                                             47,479                   38,835
  General and administrative expenses
    (including approximately $1,525,000 and$1,470,000 of
    related party expenses in 1998 and 1997, respectively)        5,488                    4,841
Non-cable operating, general and administrative                   2,203                    1,910
Depreciation and amortization                                    44,755                   35,532
                                                                -------                  -------

OPERATING INCOME                                                  1,405                    2,384

OTHER INCOME (EXPENSE):
  Interest expense                                              (21,368)                 (19,665)
  Equity in losses of affiliated entities                        (1,293)                  (1,695)
  Interest income                                                   307                      382
  Gain on sale of assets                                             -                     2,979
  Other, net                                                        202                     (226)
                                                                -------                  -------

LOSS BEFORE INCOME TAXES                                        (20,747)                 (15,841)

      Income tax benefit                                             -                        -
                                                                -------                  -------

NET LOSS                                                       $(20,747)                $(15,841)
                                                                =======                  =======

ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE LOSS                          -                     1,028
                                                                -------                  -------

COMPREHENSIVE LOSS                                             $(20,747)                $(14,813)
                                                                =======                  =======

LOSS PER SHARE:                                                $   (.51)                $   (.50)
                                                                =======                  =======

LOSS PER SHARE  assuming dilution                              $   (.51)                $   (.50)
                                                                =======                  =======

AVERAGE NUMBER OF CLASS A COMMON AND
  COMMON SHARES OUTSTANDING                                      40,692                   31,378
                                                                =======                  =======

          The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF                      Jones Intercable, Inc.
CASH FLOWS                                                      and Subsidiaries
For the three months ended March 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                    For the Three Months Ended
                                                                March 31, 1998        March 31, 1997
                                                                       (Stated in Thousands)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(20,747)             $(15,841)

  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                               44,755                35,532
      Equity in losses of affiliates                               1,293                 1,695
      Gain on sale of assets                                          -                 (2,979)
      Class A Stock option expense                                    63                    63
      Decrease in restricted cash                                     -                    111
      Decrease in trade receivables                                4,656                 2,198
      Decrease in other receivables, prepaid
        expenses and other assets                                    299                   805
      Decrease in accounts payable, accrued
        liabilities and subscriber prepayments and deposits      (17,292)               (5,699)
                                                                 -------              --------
Net cash provided by operating activities                         13,027                15,885
                                                                 -------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television systems                                -               (221,987)
  Purchase of property and equipment                             (34,296)              (24,346)
  Other, net                                                         101                   480
                                                                 -------              --------
Net cash used in investing activities                            (34,195)             (245,853)
                                                                 -------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                        33,000               240,000
  Repayment of debt                                              (15,000)             (254,000)
  Proceeds from the sale of Senior Notes, net                         -                248,600
  Senior Note Offering costs                                          -                 (4,498)
  Decrease in accounts receivable from affiliated entities         1,065                   797
  Proceeds from Class A stock options                                641                    -
  Other, net                                                          81                  (275)
                                                                 -------              --------
Net cash provided by financing activities                         19,787               230,624
                                                                 -------              --------

Increase in Cash and Cash Equivalents                             (1,381)                  656
Cash and Cash Equivalents, beginning of period                     3,595                 1,671
                                                                 -------              --------

Cash and Cash Equivalents, end of period                        $  2,214             $   2,327
                                                                 =======              ========


          The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries



(1) This Form 10-Q is being filed by Jones Intercable, Inc. and its subsidiaries (the "Company"). The majority of the Company's cable television systems are owned by two of the Company's wholly owned subsidiaries, Jones Cable Holdings, Inc. ("JCH") and Jones Cable Holdings II, Inc. ("JCH II"). This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1998 and December 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) In July 1997, the Company entered into an agreement with Cable TV Fund 12-BCD Venture (the "Venture"), a venture comprised of three managed partnerships, to purchase the cable television system serving areas in and around Albuquerque, New Mexico (the "Albuquerque System") for $222,963,267, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Albuquerque System. Upon closing, the Company anticipates it will receive, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $8,100,000, which will reduce the Company's basis in the assets of the Albuquerque System. Funding for this transaction is expected to be provided by JCH II's credit facility. The closing of this transaction, which is expected to occur in June 1998, is subject to a number of conditions including the approval of the holders of a majority of the limited partnership interests of each of the managed partnerships that comprise the Venture and the consents of governmental authorities and other third parties.

        In March 1998, the Company entered into an agreement with the Venture to purchase the cable television systems serving areas in and around Palmdale and Lancaster, California (the "Palmdale/Lancaster System") for a purchase price of $138,205,200, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Palmdale/Lancaster System. Upon closing, the Company anticipates that it will receive, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $24,000,000, which will reduce the Company's basis in the assets of the Palmdale/Lancaster System. Funding for this transaction is expected to be provided by borrowings available under JCH II's credit facility. The closing of this transaction, which is expected to occur in the fourth quarter of 1998, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of each of the three partnerships that comprise the Venture; the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby; and the receipt of consents of governmental authorities and other third parties.

        Also in March 1998, the Company entered into an agreement with Cable TV Fund 14-B, Ltd. ("Fund 14-B"), a managed partnership, to purchase the cable television system serving areas in and around Littlerock, California (the "Littlerock System") for a purchase price of $10,720,400, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Littlerock System. Funding for this transaction is expected to be provided by borrowings available under JCH II's credit facility. The closing of this transaction, which is expected to occur in the fourth quarter of 1998, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of Fund 14-B, the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby; and the receipt of consents of governmental authorities and other third parties.

(3) The Company is in the process of liquidating its managed partnerships and 17 partnership-owned cable television systems serving 577,000 basic subscribers are currently in various stages of being sold. These systems include 7 systems, serving 255,000 basic subscribers, in suburban Chicago which are to be sold to TCI Communications, Inc. These systems also include 3 cable television systems, serving 184,000 basic subscribers, which are to be purchased by the Company. See note 2. The pending sales are expected to be completed by the first quarter of 1999.

(4) On April 6, 1998, the Company issued and sold $200,000,000 of its 7 5/8% Senior Notes due April 15, 2008. Proceeds from the sale of the Senior Notes were used to repay a portion of the amounts outstanding under the revolving credit facilities of the Company's subsidiaries.

(5) Net loss per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Approximately 409,000 common stock equivalents were not included in the computation of loss per share assuming dilution because the effect of such common stock equivalents was antidilutive.

(6) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the three months ended March 31, 1998 and 1997. Approximately $23,917,000 and $ 31,590,000 of interest expense was paid during the three months ended March 31, 1998 and 1997, respectively. No material non-cash investing or financing transactions were recorded during the first three months of fiscal 1998 and 1997.

(7) The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. An unaudited reconciliation of the Company's net loss and comprehensive loss follows.

                                                                    For the Three Months Ended March 31,
                                                                    ------------------------------------
                                                                      1998                        1997
                                                                      ----                        ----
Net loss, as reported                                               $(20,747)                   $(15,841)
Adjustments to arrive at comprehensive net loss
 Change in unrealized holding gain on marketable securities, net        -                          1,028
                                                                     -------                     -------
Comprehensive net loss                                              $(20,747)                   $(14,813)
                                                                     =======                     =======

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

     Financial Condition
     -------------------

     The Company is engaged primarily in the cable television business, operating cable systems for itself and for its managed partnerships. The Company owns and manages cable television systems totaling approximately 1.4 million basic subscribers. As of March 31, 1998, on a pro forma basis for all acquisitions of cable television systems by the Company and sales of cable television systems by managed partnerships pending as of April 1998, Company-owned and managed cable television systems served approximately 1 million basic subscribers with Company-owned systems serving approximately 957,000 basic subscribers and systems held by Company-managed partnerships serving approximately 56,000 basic subscribers. The pending sales and acquisitions are expected to be completed by the first quarter of 1999. Key elements of the Company's operating strategy include increasing the number of owned subscribers clustered in attractive demographic areas and increasing penetration and revenues per subscriber by targeted marketing, superior customer service and the maintenance of high technical standards.

     Over the last several years, the Company has taken significant steps to simplify its corporate structure. This process has included the sale of cable television systems owned by certain managed partnerships to either the Company or to third parties and the divestiture of certain of the Company's non-strategic assets. As a result of this strategy, on a pro forma basis for all cable television system acquisitions and sales pending as of April 1998, 95% of total subscribers would have been owned by the Company as of March 31, 1998, compared to 23% in June 1995. During this process, the Company has also made significant progress in clustering its owned subscribers in two primary groups of cable systems. The Company's Virginia/Maryland cluster, owned by JCH, is based primarily on geography. The Company's suburban cluster, owned by JCH II, is based on similar market and operating characteristics, rather than geography. These clusters represent approximately 95% of Company-owned subscribers. The Company believes that its clustering strategy should allow it to obtain both economies of scale and operating efficiencies, for example in areas such as marketing, administrative and capital expenditures.

     The Company is liquidating its managed partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this strategy, two partnership-owned cable television systems, serving 68,000 subscribers, were sold during the first quarter of 1998. In addition, 17 partnership-owned cable television systems serving 577,000 subscribers (including the Albuquerque System, the Palmdale System and the Littlerock System which are to be purchased by the Company) are currently in various stages of being sold. The Company is marketing for sale the remaining 7 cable television systems, serving approximately 56,000 basic subscribers, owned by its managed partnerships. The Company expects to complete its transformation from a management company to an operating company by the first quarter of 1999.

     The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.


     In implementing the Company's acquisition strategy, the Company has entered into agreements to acquire the Albuquerque System for $222,963,267, the Palmdale System for $138,205,200 and the Littlerock System for $10,720,400 because their operating characteristics are similar to the other systems in JCH II. Closing is expected in the second quarter of 1998 for the Albuquerque System. Closings for the Palmdale System and the Littlerock System are expected in the fourth quarter of 1998. Funding for these acquisitions is expected to be provided by borrowings under JCH II's credit facility. These transactions are described in detail in
Note 2 of the Notes to Unaudited Consolidated Financial Statements.

     From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of March 31, 1998, the Company had advanced funds to various managed partnerships totaling approximately $6,718,000, a decrease of approximately $1,065,000 over the amount advanced at December 31, 1997. These advances represent funds for capital expansion and improvements of properties owned by the Company's managed partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances over time. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during 1998. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

     The Company purchased property, plant and equipment totaling approximately $34,296,000 during the first three months of 1998. Of the capital expenditures, $33,015,000 are principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Company's cable television systems in Virginia/Maryland; Savannah, Georgia; Independence, Missouri and Oxnard, California and (b) new extension projects, drop materials, converters and various maintenance projects in all of the Company's cable television systems. Approximately $1,281,000 of the expenditures was for the deployment of telephone service in the Virginia/Maryland Cluster. Funding for these capital expenditures was provided by cash generated from operations and borrowings available under the Company's credit facilities. Estimated capital expenditures for the remainder of 1998 are approximately $130,000,000. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facilities, as discussed below.

     Sources of Funds
     ----------------

     The Company's main sources of capital consist of cash generated from operations and borrowings available under two revolving credit facilities, one for JCH and one for JCH II. Each revolving credit facility has maximum available borrowings of $600 million.

     The $600 million JCH revolving credit facility is a reducing revolving credit facility. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity date of December 31, 2004. The balance outstanding on JCH's revolving credit facility at March 31, 1998 was $359,000,000.

     The $600 million JCH II Revolving Credit Facility consists of a $300 million reducing revolving credit facility and a $300 million 364 day revolving credit facility. The reducing revolving credit facility allows for borrowings through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364 day revolving credit facility allows for borrowings through October 1998, at which time any outstanding borrowings convert to a term loan payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The balance outstanding on the JCH II Revolving Credit Facility at March 31, 1998 was $130,000,000. This amount was borrowed under the reducing revolving credit facility.

     In April 1998, the Company issued and sold $200,000,000 of its 7 5/8% Senior Notes due April 15, 2008. Proceeds from the sale of the Senior Notes were used to reduce amounts outstanding under the revolving credit facilities of the Company's subsidiaries.

     The Company, in its capacity as the general partner of its managed partnerships, may from time to time receive general partner distributions upon the sale of cable television systems owned by such partnerships. No such distributions were received during the first quarter of 1998. In addition, the Company through The Jones Group, Ltd., a wholly owned subsidiary, may earn brokerage fees upon the sale of the managed partnerships' cable television systems to third parties. During the first quarter of 1998, the Company earned brokerage fees of $3,955,000, less expenses of $248,000.

     The Company has sufficient sources of capital available, consisting of cash generated from operations and available borrowings from its credit facilities, to fund its committed acquisition requirements and to meet its operational needs.

     Acquisitions of additional cable television systems, the development of new services and capital expenditures for system upgrades are subject to the availability of cash generated from operations, borrowings under the Company's credit facilities, debt and/or equity financing. There can be no assurance that the capital resources necessary to accomplish the Company's acquisition and development plans will be available on terms and conditions acceptable to the Company, or at all.

     Impact of the Year 2000 Issue
     -----------------------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00". This problem could cause system failure or miscalculations causing disruptions of business processes.

     The Company has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the Company has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

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

     RESULTS OF OPERATIONS

     Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
     --------------------------------------------------------------------------
1997
----

     Revenues

     The Company derives its revenues from four primary sources: subscriber service fees from Company-owned cable television systems, management fees from managed partnerships, fees and distributions paid upon the sale of certain cable television properties owned by managed partnerships and revenues from a non-cable television subsidiary.

     Total revenues for the three months ended March 31, 1998 totaled $101,330,000, an increase of $17,828,000, or 21%, over the total of $83,502,000 for the three months ended March 31, 1997. This increase reflects the Company's acquisition of the following cable television systems: the North Prince Georges County System, on January 31, 1997; the Annapolis System on April 15, 1997; the Manitowoc System on June 30, 1997 and the Independence System on August 31, 1997 (the "Acquired Systems"). The increase in revenues would have been greater but for a decrease in management fees due to the sale of certain cable television systems owned by managed partnerships and the sale of the Walnut Valley System
in October, 1997.   Adjusting for the effect of the Acquired Systems, brokerage fees earned, the decrease in management fees and the sale of the Walnut Valley System (the "Pro Forma Adjustments"), total revenues would have increased $6,440,000, or 7%.

     The Company's subscriber service fees for the three months ended March 31, 1998 totaled $91,661,000, an increase of $16,548,000 or 22%, over the total of $75,113,000 three months ended March 31, 1997. The acquisition of the Acquired Systems accounted for $10,882,000, or 66%, of the increase in subscriber service fees. With the Pro Forma Adjustments, subscriber service fees would have increased $5,666,000, or 7%. This increase was due primarily to an increase in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company. During the first three months of 1998, basic subscribers increased 6,682, an annualized increase of 3.5%.

     The Company receives management fees generally equal to 5% of the gross operating revenues of its managed limited partnerships. Management fees totaled $3,949,000 in the first three months of 1998, a decrease of $497,000, or 11%, over the total of $4,446,000 reported in the first three months of 1997. The sale of certain systems owned by managed partnerships during 1998 and 1997 caused this decrease. As the Company liquidates its managed partnerships, management fees will continue to decrease. On a pro forma basis, management fees would have increased $174,000, or 5%. This increase was due to the revenue growth from basic rate adjustments and increases in the subscriber base of the remaining systems owned by managed partnerships.

     In its capacity as the general partner of its managed partnerships, the Company may receive general partner distributions upon the sale of certain cable television properties owned by such partnerships. No such revenue was received in the first three months of 1998 or 1997. In addition, The Jones Group, Ltd., a wholly owned subsidiary of the Company, may earn brokerage fees upon the sale of certain managed cable television systems to third parties. The Company earned brokerage fees of $3,955,000 less expenses of $248,000 during the first quarter of 1998. Brokerage fees of $3,193,000, less expenses of $663,000, were earned in the first quarter of 1997.

     The Company operates Jones Futurex, Inc. ("Futurex"), a manufacturer of various electronic components. Futurex revenues totaled $2,013,000 in the first three months of 1998, an increase of $600,000, or 42%, over the $1,413,000 recognized in the first three months of 1997.

     Costs and Expenses

     Operating, general and administrative expenses consist primarily of costs associated with the operation and administration of Company-owned cable television systems, the administration of managed partnerships and the operation and administration of Futurex. The Company is reimbursed by its managed partnerships for costs associated with the administration of the partnerships. The principal administrative cost components are salaries paid to corporate and system personnel, programming expenses, consumer marketing expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities and cable system maintenance expenses.

     Cable operating expenses totaled $47,479,000 for the three months ended March 31, 1998, an increase of $8,644,000, or 22%, over the total of $38,835,000 for the three months ended March 31, 1997. The acquisition of the Acquired Systems accounted for $6,248,000, or 72%, of this increase. With the Pro Forma Adjustments, cable operating expenses would have increased $2,396,000, or 5%, for the first quarter of 1998 compared to the first quarter of 1997. This increase was due primarily to increases in basic and tier programming costs.

     Cable general and administrative expenses totaled $5,488,000 for the three months ended March 31, 1998, an increase of $647,000, or 13%, over the total of $4,841,000 for the three months ended March 31, 1997. This increase was due to the effect of the Acquired Systems. As the Company acquires cable television systems for its own account and sells cable television systems owned by managed partnerships, and thereby transitions from a management company to an operating company, the Company's proportionate percentage of total general and administrative expenses will increase. With the Pro Forma Adjustments, cable general and administrative expenses would have decreased $116,000, or 2%, for the three months ended March 31, 1998. This decrease was due to effective cost controls relating to general and administrative expenses.

     Non-cable operating, general and administrative expenses totaled $2,203,000 for the three months ended March 31, 1998, an increase of $293,000, or 15%, over the total of $1,910,000 for the three months ended March 31, 1997.

     Depreciation and amortization expense totaled $44,755,000 for the three months ended March 31, 1998, an increase of $9,223,000, or 26%, over the total of $35,532,000 for the three months ended March 31, 1997. Depreciation and amortization relating to the Acquired Systems was primarily responsible for this increase.

     Operating Income

     Operating income totaled $1,405,000 for the three months ended March 31, 1998 a decrease of $979,000, or 41%, over the total $2,384,000 recognized in the first quarter of 1997.

     The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. The value of a cable television company is often expressed using multiples of cable television system cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $46,160,000 for the three months ended March 31, 1998, an increase of $8,244,000, or 22%, over the total of $37,916,000 for three months ended March 31, 1997. The effect of the Acquired Systems was primarily responsible for this increase. With the Pro Forma Adjustments, operating income before depreciation and amortization would have increased $3,867,000, or 10%.

     Other Income (Expense)

     Interest expense totaled $21,368,000 for the three months ended March 31, 1998, an increase of $1,703,000, or 9%, over the total of $19,665,000 for the three months ended March 31, 1997. This increase was due to higher outstanding balances on the Company's interest bearing obligations and was offset, in part, by lower effective interest rates. Borrowings were used to fund the acquisition of the Acquired Systems.

     Interest income totaled $307,000 for the three months ended March 31, 1998, a decrease of $75,000, or 20%, over the total of $382,000 for the three months ended March 31, 1997. This decrease was due to lower effective interest rates.

     Equity in losses of affiliated entities totaled $1,293,000 for the three months ended March 31, 1998 a decrease of $402,000, or 24%, over the total of $1,695,000 for the three months ended March 31, 1997. This decrease was due primarily to a decrease in the recognition of losses of Jones Education Company and Knowledge TV, Inc.

     The Company recognized a gain on the sale of assets in the first quarter of 1997 totaling $2,979,000, related to the redemption of shares of Jones Global Group, Inc., an affiliate. No similar gains were recognized during the first quarter of 1998.

     Net loss totaled $20,747,000 for the three months ended March 31, 1998, an increase of $4,906,000, or 31%, over the loss of $15,841,000 for the three months ended March 31, 1997. This increase was due primarily to the decrease in operating income, the increase in interest expense and the gain on the sale of assets recognized in 1997.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In February 1998, BCI Telecom Holding Inc. ("BTH"), the Company's largest shareholder, filed a lawsuit in the United States District Court for the District of Colorado against the Company, Jones International, Ltd. ("International"), Jones Internet Channel, Inc. ("JICI") and Glenn R. Jones. Mr. Jones is the Company's Chairman and Chief Executive Officer. International is owned by Mr. Jones, and it also is one of the Company's largest shareholders. JICI is a wholly owned subsidiary of International. BTH, the Company, International and Mr. Jones are parties to a Shareholders Agreement dated as of December 20, 1994 (the "Shareholders Agreement"). In its complaint, BTH alleged that the defendants had violated the Shareholders Agreement and certain duties allegedly owed to BTH, and conspired with each other to do so. More specifically, BTH claimed that under the Shareholders Agreement, the offering of the service known as the "Internet Channel" to the Company's subscribers, and any affiliation agreement between the Company and JICI for the provision of the Internet Channel service, could not proceed without approval of the "unrelated directors" of the Company as such term is defined in the Shareholders Agreement, including the three directors designated by BTH. BTH also maintained, in connection with the relationship and proposed affiliate agreement between the Company and JICI, that the defendants have breached a provision of the Shareholders Agreement defining the "core business" of the Company. In addition to damages, BTH sought an injunction prohibiting the Company from making the Internet Channel available to additional subscribers and from entering into an affiliate agreement with JICI for the Internet Channel, as well as other equitable relief. On May 5, 1998, the Court permanently enjoined the Company and the other defendants in this civil action from proceeding further with any expansion of the Internet Channel, or any similar internet service provider business, without the approval of the unrelated directors of the Company. The Company currently is weighing the merits of an appeal of the decision to the U.S. Tenth Circuit Court of Appeals.

     In March 1998, a minority shareholder of the Company filed a shareholder derivative action in the United States District Court for the District of Colorado against Glenn R. Jones and seven other directors of the Company. In its complaint, the plaintiff alleges that the defendants have violated certain fiduciary and other duties allegedly owed to the Company and its shareholders in connection with the Company's offering of the Internet Channel service. The allegations raised in this complaint are similar to those raised by BTH in its complaint. The plaintiff seeks certain equitable relief and damages.

Item 6.  Exhibits and Reports on Form 10-K.

     a)  Exhibits

         15)  Letters Regarding Unaudited Interim Financial Statements.
         27)  Financial Data Schedule

     b)  Reports on Form 8-K

         Report on Form 8-K dated February 18, 1998, reporting that on or about February 3, 1998 BTH, the Company's largest shareholder, filed an action in the United States District Court for the District of Colorado against the Company and others. The action alleges violations of the Shareholders Agreement dated December 20, 1994.

         Report on Form 8-K dated April 6, 1998, describing the issuance and sale of $200,000,000 of 7 5/8% Senior Notes on April 6, 1998.

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

Dated:  May 12, 1998