Form 10-Q
period 1998-06-30
JONES INTERCABLE INC
filed 1998-08-14
CIK 275605

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998
                               -------------

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

Shares outstanding of each of the registrant's classes of common stock, as of July 31, 1998:


       5,113,021    - Common Stock, $.01 par value per share
       35,973,892   - Class A Common Stock, $.01 par value per share

                    JONES INTERCABLE, INC. AND SUBSIDIARIES
                    ---------------------------------------

                                   I N D E X
                                   ---------


                                                                    Page
                                                                   Number
                                                                   ------

PART I.   FINANCIAL INFORMATION.

  Item 1.   Financial Statements

     Unaudited Consolidated Balance Sheets
       June 30, 1998 and December 31, 1997                            3

     Unaudited Consolidated Statements of Operations
       Three and Six Months Ended June 30, 1998 and 1997              5

     Unaudited Consolidated Statements of Cash Flows
       Six Months Ended June 30, 1998 and 1997                        6

     Notes to Unaudited Consolidated Financial Statements
       June 30, 1998                                                  7

  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations           11


PART II.  OTHER INFORMATION.

  Item 6.   Exhibits and Reports on Form 8-K                         17

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of June 30, 1998 and December 31, 1997
--------------------------------------------------------------------------------

                                                          June 30,  December 31,
                                                            1998        1997
ASSETS                                                     (Stated in Thousands)
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS                               $    7,187   $    3,595

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $2,033,000 in June 1998
    and $1,692,000 in December 1997                         23,679       28,686
  Affiliated entities                                        7,333        7,783

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                   877,180      745,115
    Less-accumulated depreciation                         (268,877)    (224,893)
                                                        ----------   ----------
                                                           608,303      520,222

  Franchise costs and other intangible assets, net of
    accumulated amortization of $329,731,000 in June
    1998 and $285,212,000 in December 1997                 838,445      721,336

  Investments in cable television
    partnerships and affiliates                             22,162       24,568
                                                        ----------   ----------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES          1,468,910    1,266,126
                                                        ----------   ----------

DEFERRED TAX ASSET, net of valuation
  allowance of $102,618,000 in June 1998 and
  $84,473,000 in December 1997                               7,137        7,137

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                 59,443       58,044
                                                        ----------   ----------

TOTAL ASSETS                                            $1,573,689   $1,371,371
                                                        ==========   ==========





           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of June 30, 1998 and December 31, 1997
--------------------------------------------------------------------------------

                                                          June 30,  December 31,
                                                            1998        1997
LIABILITIES AND SHAREHOLDERS' INVESTMENT                   (Stated in Thousands)
--------------------------------------------------------------------------------

LIABILITIES:
  Accounts payable and accrued liabilities              $  103,850   $  115,189
  Subscriber prepayments and deposits                        3,231        2,932
  Subordinated debentures and other debt                   750,945      553,732
  Credit  facilities                                       539,000      471,000
                                                        ----------    ---------

TOTAL LIABILITIES                                        1,397,026    1,142,853
                                                        ----------    ---------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 35,967,017 and 35,554,223 shares
    issued at June 30, 1998 and December 31, 1997,
    respectively                                               360          356
  Common Stock, $.01 par value, 5,550,000
    shares authorized; 5,113,021 shares issued
    at June 30, 1998 and December 31, 1997                      51           51
  Additional paid-in capital                               489,148      487,616
  Accumulated deficit                                     (312,896)    (259,505)
                                                         ---------    ---------

TOTAL SHAREHOLDERS' INVESTMENT                             176,663      228,518
                                                         ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $1,573,689   $1,371,371
                                                         =========    =========



           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                        and Subsidiaries
For the three and six months ended June 30, 1998 and 1997
--------------------------------------------------------------------------------

                                                      For the Three Months Ended       For the Six Months Ended
                                                    -----------------------------   -----------------------------
                                                    June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                                             (Stated in Thousands Except Per Share Data)
-----------------------------------------------------------------------------------------------------------------
REVENUES FROM OPERATIONS:
Cable Television Revenue
  Subscriber service fees                                $ 92,463        $ 83,199        $184,124        $158,312
  Management fees                                           3,685           4,589           7,634           9,035
  Distributions  and  brokerage  fees                       1,038             238           4,745           2,768
Non-cable Revenue                                           1,662           2,908           3,675           4,321
                                                         --------        --------        --------        --------

TOTAL REVENUES                                             98,848          90,934         200,178         174,436

COSTS AND EXPENSES:
Cable Television Expenses
  Operating expenses                                       46,842          43,911          94,321          82,746
  General and administrative expenses *                     5,933           5,242          11,421          10,083
Non-cable operating, general and administrative             1,997           2,784           4,200           4,694
Depreciation and amortization                              47,085          34,901          91,840          70,433
                                                         --------        --------        --------        --------

OPERATING INCOME (LOSS)                                    (3,009)          4,096          (1,604)          6,480

OTHER INCOME (EXPENSE):
  Interest expense                                        (22,816)        (24,038)        (44,184)        (43,703)
  Equity in losses of affiliated entities                  (1,599)         (1,058)         (2,892)         (2,753)
  Gain (loss) on sale of assets                            (3,616)         44,563          (3,616)         47,542
  Interest income                                             440             421             747             803
  Other, net                                               (2,044)         (1,430)         (1,842)         (1,656)
                                                         --------        --------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                         (32,644)         22,554         (53,391)          6,713

      Income tax benefit                                        -               -               -               -
                                                         --------        --------        --------        --------

NET INCOME (LOSS)                                        $(32,644)       $ 22,554        $(53,391)       $  6,713
                                                         ========        ========        ========        ========

INCOME (LOSS) PER SHARE:                                 $   (.80)       $    .72        $  (1.31)       $    .21
                                                         ========        ========        ========        ========

INCOME (LOSS) PER SHARE - assuming dilution:             $   (.80)       $    .72        $  (1.31)       $    .21
                                                         ========        ========        ========        ========

AVERAGE NUMBER OF CLASS A COMMON AND
  COMMON SHARES OUTSTANDING                                40,768          31,378          40,730          31,378
                                                         ========        ========        ========        ========



* Of the total general and administrative expenses, approximately $1,797,000 and $1,218,000 for the three months ended June 30, 1998 and 1997, respectively, and approximately $3,322,000 and $2,688,000 for the six months ended June 30, 1998 and 1997, respectively, represent related party expenses.

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF                      Jones Intercable, Inc.
CASH FLOWS                                                      and Subsidiaries
For the six months ended June 30, 1998 and 1997
--------------------------------------------------------------------------------
                                                      For the Six Months Ended
                                                    ----------------------------
                                                    June 30, 1998  June 30, 1997
                                                         (Stated in Thousands)
                                                    ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (53,391)    $     6,713
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                      91,840         70,433
      (Gain) loss on sale of assets                       3,616        (47,542)
      Equity in losses of affiliates                      2,892          2,753
      Class A Stock option expense                          130            126
      Decrease in restricted cash                             -            104
      Decrease in trade receivables                       5,007          1,199
      Increase in other receivables, prepaid
        expenses and other assets                        (7,807)        (5,311)
      Increase (Decrease) in accounts payable,
        accrued liabilities and subscriber
        prepayments and deposits                        (11,040)        23,458
                                                    -----------    -----------

Net cash provided by operating activities                31,247         51,933
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television systems                 (214,846)      (246,682)
  Deposit on cable television system                          -         12,000
  Purchase of property and equipment                    (79,775)       (54,447)
  Proceeds from sale of assets                              350        109,276
  Other, net                                               (453)           707
                                                    -----------    -----------

Net cash used in investing activities                  (294,724)      (179,146)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                              280,000        250,000
  Repayment of borrowings                              (212,000)      (362,500)
  Proceeds from the sale of Senior Notes, net           196,346        244,102
  Decrease (Increase) in accounts receivable from
    affiliated entities                                     450           (317)
  Proceeds from Class A stock options                     1,406              -
  Other, net                                                867            431
                                                    -----------    -----------

Net cash provided by financing activities               267,069        131,716
                                                    -----------    -----------

Increase in Cash and Cash Equivalents                     3,592          4,503

Cash and Cash Equivalents, beginning of period            3,595          1,671
                                                    -----------    -----------

Cash and Cash Equivalents, end of period            $     7,187    $     6,174
                                                    ===========    ===========



           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                         and Subsidiaries


(1) This Form 10-Q is being filed by Jones Intercable, Inc. and its subsidiaries (the "Company"). The majority of the Company's cable television systems are owned by two of the Company's wholly owned subsidiaries, Jones Cable Holdings, Inc. ("JCH") and Jones Cable Holdings II, Inc. ("JCH II"). This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 30, 1998 and December 31, 1997 and its results of operations and cash flows for the six months ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) In June 1998, the Company purchased from Cable TV Fund 12-BCD Venture (the "Venture"), a venture comprised of three managed partnerships, the cable television system serving areas in and around Albuquerque, New Mexico (the "Albuquerque System") for $222,963,267, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Albuquerque System. Upon closing, the Company received, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $8,100,000, which reduced the Company's basis in the assets of the Albuquerque System. Funding for this transaction was provided by borrowings from JCH II's credit facility.

     The pro forma effect of the purchase of the Albuquerque System on the Company's results of operations for the six months ended June 30, 1998, assuming acquisition of the Albuquerque System on January 1, 1998, is presented in the following unaudited tabulation:


                                 As       Pro Forma
                            Reported     Adjustments    Pro Forma
                            --------     -----------    ---------

Revenues                   $ 200,178     $    26,022    $ 226,200
                           =========     ===========    =========

Operating Income (Loss)    $  (1,604)    $       387    $  (1,217)
                           =========     ===========    =========

Net Loss                   $ (53,391)    $    (6,596)   $ (59,987)
                           =========     ===========    =========


     The pro forma effect of the purchase of the Albuquerque System as well as
(a) the acquisitions of the cable television systems serving North Prince Georges County, Maryland (the "North Prince Georges County System") on January 31, 1997, Annapolis, Maryland (the "Annapolis System") on April 15, 1997, Manitowoc, Wisconsin (the "Manitowoc System") on June 30, 1997 and Independence, Missouri (the "Independence System") on August 31, 1997 (b) the sale of the cable television system serving Walnut Valley, California (the "Walnut Valley System") and (c) the sale of shares of Cable & Wireless in the first half of 1997 on the Company's results of operations assuming all transactions had occurred as of January 1, 1997 is presented in the following unaudited tabulation:


                              As          Pro Forma
                           Reported      Adjustments    Pro Forma
                           ---------     -----------    ---------

Revenues                   $ 174,436     $    42,147    $ 216,583
                           =========     ===========    =========

Operating Income (Loss)    $   6,480     $    (2,995)   $   3,485
                           =========     ===========    =========

Net Income (Loss)          $   6,713     $   (59,573)   $ (52,860)
                           =========     ===========    =========

(3) In March 1998, the Company entered into an agreement with the Venture to purchase the cable television systems serving areas in and around Palmdale and Lancaster, California (the "Palmdale/Lancaster System") for a purchase price of $138,205,200, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Palmdale/Lancaster System. Upon closing, the Company anticipates that it will receive, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $24,000,000, which will reduce the Company's basis in the assets of the Palmdale/Lancaster System. Funding for this transaction is expected to be provided by borrowings available under JCH II's credit facility. The closing of this transaction, which is expected to occur in the fourth quarter of 1998, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of each of the three partnerships that comprise the Venture; the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby; and the receipt of consents of governmental authorities and other third parties.

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

     In June 1998, the Company entered into an agreement with Cable TV Fund 14-A, Ltd. ("Fund 14-A"), a managed partnership, to purchase the cable television system serving areas in and around Calvert County, Maryland (the "Calvert County System") for a purchase price of $39,388,667, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Calvert County System. The Calvert County System is contiguous to the Company's Virginia/Maryland cluster of cable television systems. Funding for this transaction is expected to be provided by borrowings available under JCH's credit facility. The closing of this transaction, which is expected to occur in the fourth quarter of 1998, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests in Fund 14-A; the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby; and the receipt of consents of governmental authorities and other third parties.

     In June 1998, the Company entered into agreements with Spacelink Fund 3, Ltd., a managed partnership, to purchase the cable television systems serving areas in and around Socorro, New Mexico (the "Socorro System") and Grants, New Mexico (the "Grants System"), for purchase prices of $3,638,791 and $6,420,806, respectively. The purchase prices represent the average of three independent appraisals of the fair market values of the Socorro System and the Grants System, respectively. The Socorro System and the Grants System are in relatively close proximity to the Company's Albuquerque System. Funding for these transactions is expected to be provided by borrowings available under JCH II's credit facility. The closing of these transactions, is expected to occur in the third or fourth quarter of 1998.

(4) The Company is in the process of liquidating its managed partnerships and all of the remaining partnership-owned cable television systems, serving 464,000 basic subscribers, are currently in various stages of being sold. These systems include seven systems, serving 250,000 basic subscribers, in suburban Chicago which are to be sold to TCI Communications, Inc. These systems also include five systems in California, New Mexico and Maryland, serving 95,000 basic subscribers, which are to be purchased by the Company. See Note 3. The pending sales of partnership-owned systems are expected to be completed by the first quarter of 1999, and all of the Company's managed partnerships are expected to be liquidated and dissolved by the end of 1999.

(5) Glenn R. Jones, the Chairman of the Board of Directors and Chief Executive Officer of the Company, beneficially owns approximately 57% of the Common Stock of the Company. Through this ownership of the Company's supervoting Common Stock, Mr. Jones is entitled to elect a majority of the members of the Company's Board of Directors and he otherwise controls the Company. The Company's current other major shareholder is BCI Telecom Holding Inc. ("BTH"). BTH owns an approximate 31% economic interest in the Company through its ownership of approximately 36% of the Class A Common Stock of the Company. Through rights granted to it under a shareholders agreement among Mr. Jones and his affiliates, BTH and the Company, BTH has the ability to nominate several persons to the Company's Board of Directors. In addition, BTH holds an option to purchase Mr. Jones' Common Stock of the Company.

     In May 1998, BTH announced its intention to sell approximately half of its shares of the Company's Class A Common Stock to Comcast Corporation ("Comcast"). Comcast ranks among the top ten multiple system cable television operators in the United States serving approximately 4 million basic subscribers. BTH also announced its intention to grant to Comcast the right to acquire all of the Common Stock held by Jones International, Ltd. and its affiliates ("International") from BTH if and when BTH exercises its option to purchase such shares. Except in limited circumstances, such option would only be exercisable during the 12-month period following December 20, 2001. BTH also announced its intention to sell to Comcast at the time that the option is exercised its remaining holdings of the Company's Class A Common Stock.

     On August 12, 1998, the Company, International, BTH and Comcast announced that agreements have been entered into that accelerated the exercise of the option by Comcast, and allow for the early closing of the transaction between Comcast and BTH. In connection with the early exercise of the option, Comcast will pay to International and certain of its affiliates $200,000,000 for the approximately 2.9 million shares of Common Stock of the Company held by them.
In addition, the Company has agreed to make certain payments to International and its affiliates in connection with the termination, effective as of the closing of the option exercise, of certain related party agreements between the Company, International, and its affiliates, including the termination of Mr. Jones' employment agreement with the Company and the termination of certain programming rights held by International pursuant to the Shareholders Agreement between the Company, International, Mr. Jones and BTH entered into in 1994. Also, in connection with the closing of the option exercise, and conditioned upon such closing occurring, the pending litigation between BTH, International, Mr. Jones and the Company will be dismissed and International and certain of its affiliates will dismiss the appeal which is pending of the Order entered against them in such litigation.

     The closing of the exercise of the option is expected to occur in the first quarter of 1999. Following such closing, Comcast would own approximately 12.8 million shares of Class A Common Stock, and approximately 2.9 million shares of Common Stock of the Company, representing approximately 37% of the economic and 47% of the voting interest in the Company. In addition, the Common Stock held by Comcast will allow it to elect 75% of the Board of Directors of the Company, and Comcast is expected to replace the existing Board of Directors with nominees of their choice effective as of the closing of the option exercise.

(6) In May 1998, the Company sold the contract manufacturing business owned by Jones Futurex, Inc. ("Futurex") to a third party for $350,000 in cash. In addition, the buyer entered into a sublease arrangement for certain facilities leased by Futurex. Payments under the sublease agreement total approximately $1.8 million over the next 4 years. In connection with this transaction, the Company recognized a loss of approximately $3,616,000. The Company continues to own and operate Futurex's encryption business.

(7) In June 1998, the Company entered into a Distribution Agreement with At Home Corporation ("@Home"), which provides for the distribution of high speed internet services to the Company's cable television systems. Deployment is expected to begin by the end of 1998. In conjunction with this agreement, the Company received a stock warrant from @Home.

(8) In July 1998, Cable TV Fund 12-A, Ltd. ("Fund 12-A"), one of the Company's managed partnerships, sold the cable television system serving areas in and around Fort Myers, Florida to an unaffiliated third party. The Company received a general partner distribution of $13,713,600 and a brokerage fee of $2,750,000 from Fund 12-A as a result of this transaction.

(9) On April 6, 1998, the Company issued and sold $200,000,000 of its 7 5/8% Senior Notes due April 15, 2008. Proceeds from the sale of the Senior Notes were used to repay a portion of the amounts outstanding under the revolving credit facilities of the Company's subsidiaries.

(10) Net loss per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Approximately 461,000 and 392,000 common stock equivalents, respectively, were not included in the computation of loss per share assuming dilution for the three and six months ended June 30, 1998, because the effect of such common stock equivalents was antidilutive.

(11) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of six months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the six months ended June 30, 1998 and 1997. Approximately

$41,567,000 and $37,671,000 of interest expense was paid during the six months ended June 30, 1998 and 1997, respectively. No material non-cash investing or financing transactions were recorded during the first six months of fiscal 1998 and 1997.

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

     Financial Condition
     -------------------

     The Company is engaged primarily in the cable television business, operating cable systems for itself and for its managed partnerships. The Company owns and manages cable television systems totaling approximately 1.4 million basic subscribers. As of June 30, 1998, on a pro forma basis for all acquisitions of cable television systems by the Company and pending sales of cable television systems owned by managed partnerships, the Company served approximately 985,000 basic subscribers. The pending sales and acquisitions are expected to be completed by the first quarter of 1999. Key elements of the Company's operating strategy include increasing the number of owned subscribers clustered in attractive demographic areas and increasing penetration and revenues per subscriber by targeted marketing, superior customer service and the maintenance of high technical standards.

     Over the last several years, the Company has taken significant steps to simplify its corporate structure. This process has included the sale of cable television systems owned by certain managed partnerships to either the Company or to third parties and the divestiture of certain of the Company's non-strategic assets. As a result of this strategy, on a pro forma basis for all pending cable television system acquisitions and sales, 100% of total subscribers would have been owned by the Company as of June 30, 1998, compared to 23% in June 1995. During this process, the Company has also made significant progress in clustering its owned subscribers in two primary groups of cable systems. The Company's Virginia/Maryland cluster, owned by JCH, is based primarily on geography. The Company's suburban cluster, owned by JCH II, is based on similar market and operating characteristics, rather than geography. These clusters represent approximately 95% of Company-owned subscribers. The Company believes that its clustering strategy should allow it to obtain both economies of scale and operating efficiencies, for example in areas such as marketing, administrative and capital expenditures.

     The Company is liquidating its managed partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this strategy, six partnership-owned cable television systems, serving 237,000 subscribers were sold during the first half of 1998, (including the Albuquerque System which was purchased by the Company). In addition, all remaining partnership-owned cable television systems serving 464,000 subscribers (including the Palmdale System, the Littlerock System, the Calvert County System, the Soccoro System and the Grants System which are to be purchased by the Company) are currently in various stages of being sold. The Company expects to complete its transformation from a management company to an operating company by the first quarter of 1999.

     The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

     In implementing the Company's acquisition strategy, the Company acquired the Albuquerque System in June 1998 for $222,963,267, less a general partner distribution of $8,100,000, which was funded from borrowings under JCH II's credit facility. The Albuquerque System's operating characteristics are similar to the other systems owned by JCH II. The Company has also entered into several additional strategic agreements as follows. First, the Company has entered into an agreement to acquire the Palmdale System for $138,205,200, because its operating characteristics are also similar to the other systems owned by JCH II. Second, the Company has entered into an agreement to purchase the Calvert County System for $39,388,667 because it is contiguous to the Company's Virginia/Maryland Cluster. Third, the Company has entered into an agreement to purchase the

Littlerock System for $10,720,400 because it is contiguous to the Palmdale System. Fourth, the Company has entered into agreements to purchase the Grants System for $6,420,806 and the Socorro System for $3,638,791 because they are in relatively close proximity to the Albuquerque System. Closings for these transactions are expected in the fourth quarter of 1998. Funding for these acquisitions is expected to be provided by borrowings under the Company's credit facilities. These transactions are described in detail in Note 3 of the Notes to Unaudited Consolidated Financial Statements.

     From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of June 30, 1998, the Company had advanced funds to various managed partnerships totaling approximately $7,333,000, a decrease of approximately $450,000 over the amount advanced at December 31, 1997. These advances represent funds for capital expansion and improvements of properties owned by the Company's managed partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances as the partnership systems are sold. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during 1998. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

     The Company purchased property, plant and equipment totaling approximately $79,775,000 during the first six months of 1998. Of the capital expenditures, $73,698,000 are principally the result of the following: (a) the upgrade and rebuild of the cable plant in the Company's cable television systems in Virginia/Maryland; Savannah, Georgia; Independence, Missouri and Oxnard, California and (b) new extension projects, drop materials, converters and various maintenance projects in all of the Company's cable television systems. Approximately $6,077,000 of the expenditures was for the deployment of telephone service in the Virginia/Maryland Cluster. Funding for these capital expenditures was provided by cash generated from operations and borrowings available under the Company's credit facilities. Estimated capital expenditures for the remainder of 1998 are approximately $85,000,000. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facilities, as discussed below.

     Sources of Funds
     ----------------

     The Company's main sources of capital consist of cash generated from operations and borrowings available under two revolving credit facilities, one
for JCH and one for JCH II.   Each revolving credit facility has maximum
available borrowings of $600 million.

     The $600 million JCH revolving credit facility is a reducing revolving credit facility. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity date of December 31, 2004. The balance outstanding on JCH's revolving credit facility at June 30, 1998 was $249,000,000.

     The $600 million JCH II Revolving Credit Facility consists of a $300 million reducing revolving credit facility and a $300 million 364 day revolving credit facility. The reducing revolving credit facility allows for borrowings through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364-day revolving credit facility allows for borrowings through October 1998, at which time any outstanding borrowings convert to a term loan payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The balance outstanding on the JCH II Revolving Credit Facility at June 30, 1998 was $290,000,000. This amount was borrowed under the reducing revolving credit facility.

     In April 1998, the Company issued and sold $200,000,000 of its 7 5/8% Senior Notes due April 15, 2008. Proceeds from the sale of the Senior Notes were used to repay amounts then outstanding under the revolving credit facilities of the Company's subsidiaries.

     The Company, in its capacity as the general partner of its managed partnerships, may from time to time receive general partner distributions upon the sale of cable television systems owned by such partnerships. The Company received distributions totaling $8,100,000 from Cable TV Funds 12-B, 12-C and 12-D related to the sale of the Venture's Albuquerque system in June 1998. In addition, the Company, through The Jones Group, Ltd., a wholly owned subsidiary, may earn brokerage fees upon the sale of the managed partnerships' cable television systems to third parties. During the first half of 1998, the Company earned brokerage fees of $5,243,000, less expenses of $498,000.

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

     The Company is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The Company has established an internal team to address this issue. The Company is identifying and testing all date-sensitive equipment involved in delivering service to its customers. In addition, the Company will assess its options regarding repair or replacement of affected equipment during this testing. The Company believes that the financial impact from the year 2000 issue will be less than $3 million.

     RESULTS OF OPERATIONS

     Revenues
     --------

     The Company derives its revenues from four primary sources: subscriber fees from Company-owned cable television systems, management fees from managed partnerships, fees and distributions paid upon the sale of cable television properties owned by managed partnerships and revenues from a non-cable television subsidiary.

     Total revenues for the three months ended June 30, 1998 totaled $98,848,000, an increase of $7,914,000, or 9%, over the total of $90,934,000 for the three months ended June 30, 1997. This increase in revenues reflects the Company's acquisition of the Manitowoc System on June 30, 1997 and the Independence System on August 31, 1997. The increase in revenues would have been greater but for a decrease in management fees due to the sales of certain cable television systems owned by managed partnerships, the sale of a business segment of Futurex in May 1997 and the sale of the Walnut Valley System in October 1997. Adjusting for the above transactions, total revenues would have increased $3,591,000, or 4%.

     Total revenues for the six months ended June 30, 1998 totaled $200,178,000, an increase of $25,742,000, or 15%, over the total of $174,436,000 for the six months ended June 30, 1997. This increase reflects the Company's acquisition of the following cable television systems: the North Prince Georges County System on January 31, 1997, the Annapolis System on April 15, 1997, the Manitowoc System and the Independence System (the "Acquired Systems"). The increase in revenues would have been greater but for a decrease in management fees due to the sales of certain cable television systems owned by managed partnerships, the sale of a business segment of Futurex in May 1997 and the sale of the Walnut Valley System in

October 1997. Adjusting for the effect of the Acquired Systems, brokerage fees earned, the decrease in management fees, the Futurex sale and the sale of the Walnut Valley System (the "Pro Forma Adjustments"), total revenues would have increased $10,031,000, or 5%.

     The Company's subscriber service fees for the three months ended June 30, 1998 totaled $92,463,000, an increase of $9,264,000, or 11%, over the total of $83,199,000 for the three months ended June 30, 1997. Subscriber service fees for the six months ended June 30, 1998 totaled $184,124,000, an increase of $25,812,000 or 16%, over the total of $158,312,000 for the six months ended June 30, 1997. The acquisition of the Acquired Systems accounted for $6,251,000, or 67%, and $17,133,000, or 66%, respectively, of the increases in subscriber service fees for the three and six month periods. With the Pro Forma Adjustments, subscriber service fees would have increased $3,013,000, or 3%, and $8,679,000, or 5%, respectively, for the three and six month periods ended June 30, 1998. These increases were due primarily to increases in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company. Such increases would have been greater but for a decrease in pay per view revenue and a decrease in revenue in the Oxnard, California system due to competition from an overbuilder. Disregarding the effect of acquisitions during the first six months of 1998, basic subscribers increased 8,578, an annualized increase of 2.25%.

     The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $3,685,000 for the three months ended June 30, 1998, a decrease of $904,000, or 20%, over the total of $4,589,000 reported for the three months ended June 30, 1997. For the six months ended June 30, 1998, management fees totaled $7,634,000, a decrease of $1,401,000, or 16% over the total of $9,035,000 for the six months ended June 30, 1997. These decreases in management fees were the result of the continued sales of cable television systems owned by managed partnerships in 1997 and 1998. As the Company liquidates its managed partnerships, management fees will continue to decrease and ultimately cease when the partnerships are fully liquidated, which is expected in the first quarter of 1999. On a pro forma basis, management fees would have increased $187,000, or 5%, and $361,000, or 5%, respectively, for the three and six months ended June 30, 1998.

     In its capacity as the general partner of its managed partnerships, the Company may receive general partner distributions upon the sale of cable television properties owned by such partnerships. No such revenue was recognized during the three and six month periods ended June 30, 1998. The $8,100,000 general partner distribution received as a result of the sale of the Albuquerque System reduced the basis in the assets acquired. In addition, The Jones Group, Ltd., a wholly owned subsidiary of the Company, may earn brokerage fees upon the sale of certain managed cable television systems to third parties. The Company earned brokerage fees of $1,288,000 and $5,243,000, respectively, less expenses of $250,000 and $498,000, respectively, during the three and six months ended June 30, 1998. The Company earned brokerage fees of $502,000 and $3,695,000, respectively, less expenses of $264,000 and $927,000, respectively, during the three and six months ended June 30, 1997. As the Company liquidates its managed partnerships, the Company will receive general partner distributions and brokerage fees. Once the liquidations are complete, which is expected in the first quarter of 1999, these revenues will cease.

     The Company also operates Futurex. Futurex revenues totaled $1,662,000 for the three months ended June 30, 1998, a decrease of $1,246,000, or 43%, over the $2,908,000 recorded for the three months ended June 30, 1997. For the six months ended June 30, 1998, Futurex revenues totaled $3,675,000, a decrease of $646,000, or 15%, over the total of $4,321,000 for the six months ended June
30,1997.   These decreases were due primarily to the sale of the contract manufacturing division of Futurex in May 1998.

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

     Cable operating expenses totaled $46,842,000, an increase of $2,931,000 or 7%, over the total of $43,911,000 for the three months ended June 30, 1997. The acquisition of the Acquired Systems accounted for this increase. With the Pro Forma Adjustments, cable operating expenses would have decreased $958,000, or 2%. This decrease was due to a reduction in personnel costs and marketing
costs.   For the six months ended June 30, 1998, cable operating expenses totaled $94,321,000, an increase of $11,575,000 or 14%, over the total of $82,746,000 for the six months ended June 30, 1997. The acquisition of the Acquired Systems accounted for $10,137,000, or 88%, of the increase. With the Pro Forma Adjustments, cable operating expenses would have increased $1,438,000, or 2%, for the six months ended June 30, 1998. This increase was due primarily to increases in basic and tier programming costs.

     Cable general and administrative expenses totaled $5,933,000 for the six months ended June 30, 1998, an increase of $691,000, or 13%, over the total of $5,242,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 cable general and administrative expenses totaled $11,421,000, an increase of $1,338,000 or 13%, over the total of $10,083,000 for the six months ended June 30, 1997. With the Pro Forma Adjustments, cable general and administrative expenses would have increased $299,000, or 5%, and $183,000, or 2%, respectively, for the three and six month periods ended June 30, 1998. As the Company acquires cable television systems on its own behalf and sells cable television systems owned by managed partnerships, and completes the transition from a management company to an operating company, the Company's proportionate percentage of total general and administrative expenses will increase.

     Non-cable operating, general and administrative expenses totaled $1,997,000 for the three months ended June 30, 1998, a decrease of $787,000 or 28%, over the total of $2,784,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, non-cable operating, general and administrative expense totaled $4,200,000, a decrease of $494,000, or 11%, over the total of $4,694,000 for the six months ended June 30, 1997. These decreases were due primarily to the sale of Futurex's contract manufacturing business.

     Depreciation and amortization expense totaled $47,085,000 for the three months ended June 30, 1998, an increase of $12,184,000 or 35%, over the total of $34,901,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, depreciation and amortization expense totaled $91,840,000, an increase of $21,407,000 or 30%, over the total of $70,433,000 for the six months ended June 30, 1997. Depreciation and amortization relating to the Acquired Systems, as well as depreciation of recent capital additions, were responsible for these increases.

     Operating Income
     ----------------

     The Company reported an operating loss of $3,009,000 for the three months ended June 30, 1998 compared to operating income of $4,096,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company reported an operating loss of $1,604,000 compared to operating income of $6,480,000 in 1997. These changes were due primarily to the increase in depreciation and amortization expense.

     The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. The value of a cable television company is often expressed using multiples of cable television system cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $44,076,000 for the three months ended June 30, 1998, an increase of $5,079,000 or 13%, over the total of $38,997,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, operating income before depreciation and amortization totaled $90,236,000, an increase of $13,323,000 or 17%, over the total of $76,913,000 for the six months ended June 30, 1997. With the Pro Forma Adjustments, operating income before depreciation and amortization would have increased $3,822,000, or 10%, and $7,689,000, or 10%, respectively for the three and six month periods ended June 30, 1998.

     Other Income (Expense)
     ----------------------

     Interest expense totaled $22,816,000 for the three months ended June 30, 1998, a decrease of $1,222,000, or 5%, over the total of $24,038,000 for the three months ended June 30, 1997. This decrease was due to lower effective interest rates on interest bearing obligations. For the six months ended June 30, 1998, interest expense totaled $44,184,000, an increase of $481,000, or 1%, over the total of $43,703,000 for the six months ended June 30, 1997. This increase is due to higher outstanding balances on interest bearing obligations and was offset, in part, by lower effective interest rates.

     Equity in losses of affiliated entities totaled $1,599,000, an increase of $541,000 or 51%, over the total of $1,058,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, equity in losses of affiliated entities totaled $2,892,000, an increase of $139,000, or 5%, over the total of $2,753,000 for the six months ended June 30, 1997. These increases are due to an increase in the recognition of losses of Jones Education Company.

     The Company recognized a loss of $3,616,000 related to the sale of the contract manufacturing portion of Futurex in the second quarter of 1998. The Company recognized a gain of $44,563,000 on the sale of its 25,017,385 CWC shares in the second quarter of 1997. In addition, the Company recognized a gain of $2,979,000 on the redemption of its Global Group shares in the first quarter of 1997.

     The Company recognized net loss of $32,644,000 for the three months ended June 30, 1998 compared to net income of $22,554,000 for the three months ended June 30, 1997. The Company recognized net loss of $53,391,000 for the six months ended June 30, 1998, compared to net income of $6,713,000 for the six months ended June 30, 1997. These changes are due primarily to the gains recognized in 1997 as discussed above and the increases in depreciation and amortization expense.

     The Company anticipates the continued recognition of operating income prior to depreciation and amortization charges, but net losses resulting from depreciation, amortization and interest expenses are expected occur in the future. To the extent the Company recognizes general partner distributions from its managed partnerships and/or gains on the sale of Company-owned systems in the future, such losses may not occur; however, there is no assurance as to the timing or recognition of these distributions or sales.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 10-K.

         a)  Exhibits

             15)  Letter Regarding Unaudited Interim Financial Statements.
             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             Report on Form 8-K dated April 6, 1998, describing the issuance and sale of $200,000,000 of 7 5/8% Senior Notes on April 6, 1998.

             Report on Form 8-K dated June 30, 1998 reported that on that date the Company purchased the Albuquerque System.

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

Dated:  August 13, 1998