Form 10-Q
period 1998-09-30
JONES INTERCABLE INC
filed 1998-11-06
CIK 275605

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998
                               ------------------

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

Shares outstanding of each of the registrant's classes of Common Stock, as of November 2, 1998.


    5,113,021 - Common Stock, $.01 par value per share
   36,021,411 - Class A Common Stock, $.01 par value per share

                    JONES INTERCABLE, INC. AND SUBSIDIARIES
                    ---------------------------------------

                                   I N D E X
                                   ---------


                                                            Page
                                                            Number
                                                            ------

PART I.     FINANCIAL INFORMATION.

Item 1.     Financial Statements

     Unaudited Consolidated Balance Sheets
       September 30, 1998 and December 31, 1997                 3

     Unaudited Consolidated Statements of Operations
       Three and Nine Months Ended September 30, 1998 and 1997  5

     Unaudited Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1998 and 1997            6

     Notes to Unaudited Consolidated Financial Statements
       September 30, 1998                                       7

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations     11

PART II.    OTHER INFORMATION.

  Item 6.   Exhibits and Reports on Form 8-K                   18

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of September 30, 1998 and December 31, 1997

-------------------------------------------------------------------------------------------------------

                                                             September 30, 1998   December 31, 1997
ASSETS                                                                (Stated in Thousands)
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS                                    $            2,932   $           3,595

RECEIVABLES:
  Trade receivables, net of allowance for
    doubtful accounts of $2,656,000 in September 1998
    and $1,692,000 in December 1997                                      17,946              28,686
  Affiliated entities                                                     4,114               7,783

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                924,308             745,115
    Less-accumulated depreciation                                      (296,337)           (224,893)
                                                                      ---------         -----------
                                                                        627,971             520,222

  Franchise costs and other intangible assets, net of
    accumulated amortization of $354,336,000 in September               814,132             721,336
    1998 and $285,212,000 in December 1997

  Investments in cable television
    partnerships and affiliates                                          20,964              24,568
                                                                      ---------         -----------

TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES                       1,463,067           1,266,126
                                                                      ---------         -----------

DEFERRED TAX ASSET, net of valuation
  allowance of $80,833,000 in September 1998 and
  $84,473,000 in December 1997                                            7,137               7,137

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                              61,958              58,044
                                                                      ---------         -----------

TOTAL ASSETS                                                 $        1,557,154   $       1,371,371
                                                                      =========         ===========




           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
BALANCE SHEETS                                                  and Subsidiaries
As of September 30, 1998 and December 31, 1997

---------------------------------------------------------------------------------------------------
                                                           September 30, 1998    December 31, 1997
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                (Stated in Thousands)
---------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                 $          110,972    $        115,189
  Subscriber prepayments and deposits                                   3,197               2,932
  Subordinated debentures and other debt                              752,487             553,732
  Credit  facilities                                                  524,000             471,000
                                                                    ---------         -----------

TOTAL LIABILITIES                                                   1,390,656           1,142,853
                                                                    ---------         -----------

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000 shares
    authorized; 36,005,339 and 35,554,223 shares issued
    at September 30, 1998 and December 31, 1997,
    respectively                                                          360                 356
  Common Stock, $.01 par value, 5,550,000 shares
    authorized; 5,113,021 shares issued at September 30,
    1998 and December 31, 1997                                             51                  51
  Additional paid-in capital                                          493,387             487,616
  Accumulated deficit                                                (327,300)           (259,505)
                                                                    ---------         -----------

TOTAL SHAREHOLDERS' INVESTMENT                                        166,498             228,518
                                                                    ---------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT             $        1,557,154    $      1,371,371
                                                                    =========         ===========




           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

UNAUDITED CONSOLIDATED                                    Jones Intercable, Inc.
STATEMENTS OF OPERATIONS                                        and Subsidiaries
For the three and nine months ended September 30, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------------------

                                                           For the Three Months Ended                 For the Nine Months Ended
                                                        --------------------------------          ---------------------------------
                                                        Sept. 30, 1998    Sept. 30, 1997          Sept. 30, 1998     Sept. 30, 1997

                                                                         (Stated in Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------

REVENUES FROM OPERATIONS:
Cable Television Revenue
 Subscriber service fees                                $      108,014    $       85,201          $      292,138     $      243,513
 Management fees                                                 2,446             4,201                  10,080             13,236
 General partner distributions and brokerage fees               18,304                 -                  23,049              2,768
Non-cable Revenue                                                  809             2,543                   4,484              6,864
                                                               -------           -------              ----------         ----------

TOTAL REVENUES                                                 129,573            91,945                 329,751            266,381

COSTS AND EXPENSES:
Cable Television Expenses
  Operating expenses                                            53,906            44,424                 148,227            127,170
  General and administrative expenses *                          6,396             4,697                  17,817             14,780
Non-cable operating, general and administrative                    887             2,567                   5,087              7,261
Depreciation and amortization                                   52,310            36,147                 144,150            106,580
                                                               -------           -------              ----------         ----------

OPERATING INCOME                                                16,074             4,110                  14,470             10,590

OTHER INCOME (EXPENSE):
  Interest expense                                             (25,215)          (21,605)                (69,399)           (65,308)
  Equity in losses of affiliated entities                       (1,066)             (809)                 (3,958)            (3,562)
  Gain (loss) on sale of assets                                      -             1,854                  (3,616)            49,396
  Interest income                                                    -               292                     747              1,095
  Other, net                                                    (4,197)           (1,138)                 (6,039)            (2,794)
                                                               -------           -------              ----------         ----------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                          (14,404)          (17,296)                (67,795)           (10,583)

      Income tax benefit                                             -                 -                       -                  -
                                                               -------           -------              ----------         ----------

LOSS BEFORE EXTRAORDINARY ITEM                                 (14,404)          (17,296)                (67,795)           (10,583)

EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt,
    net of related income tax                                        -           (13,459)                      -            (13,459)
                                                               -------           -------              ----------         ----------

NET LOSS                                                $      (14,404)   $      (30,755)         $      (67,795)    $      (24,042)
                                                               =======           =======              ==========         ==========

LOSS PER SHARE:                                         $         (.35)   $         (.88)         $        (1.66)    $         (.74)
                                                               =======           =======              ==========         ==========

LOSS PER SHARE - assuming dilution                      $         (.35)   $         (.88)         $        (1.66)    $         (.74)
                                                               =======           =======              ==========         ==========

AVERAGE NUMBER OF CLASS A COMMON AND
  COMMON SHARES OUTSTANDING                                     41,088            34,920                  40,849             32,571
                                                               =======           =======              ==========         ==========

* Of the total general and administrative expenses, approximately $1,992,000 and $1,681,000 for the three months ended September 30, 1998 and 1997, respectively, and approximately $5,314,000 and $4,369,000 for the nine months ended September 30, 1998 and 1997, respectively, represent related party expenses.

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF                      Jones Intercable, Inc.
CASH FLOWS                                                     and Subsidiaries
For the nine months ended September 30, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------
                                                                                 For the Nine Months Ended
                                                                         ------------------------------------------
                                                                           Sept. 30, 1998            Sept. 30, 1997
                                                                                    (Stated in Thousands)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $  (67,795)            $     (24,042)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                               144,150                   106,580
      Loss (gain) on sale of assets                                                 3,616                   (49,396)
    Loss on early extinguishment of debt                                                -                    13,459
      Equity in losses of affiliates                                                3,958                     3,562
      Class A Common Stock option expense                                             195                       195
      Decrease in restricted cash                                                       -                     1,016
      Decrease (increase) in trade receivables                                      9,322                    (5,184)
      Increase in other receivables, prepaid
        expenses and other assets                                                  (9,583)                     (234)
      Increase (decrease) in accounts payable, accrued
        liabilities and subscriber prepayments and deposits                        (3,952)                    3,958
                                                                                 --------             -------------
Net cash provided by operating activities                                          79,911                    49,914
                                                                                 --------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television systems                                           (214,846)                 (388,483)
  Deposit on cable television system                                                    -                    12,000
  Purchase of property and equipment                                             (125,934)                  (89,475)
  Proceeds from sale of assets                                                        350                   111,276
  Other, net                                                                       (1,148)                      841
                                                                                 --------             -------------

Net cash used in investing activities                                            (341,578)                 (353,841)
                                                                                 --------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                        285,000                   537,500
  Repayment of borrowings                                                        (232,000)                 (395,500)
  Redemption of 11.5% Debentures                                                        -                  (170,800)
  Proceeds from the sale of Senior Notes, net                                     196,346                   244,102
  Proceeds from issuance of Class A Common Stock, net                                   -                    91,554
  Decrease (increase) in accounts receivable from affiliated entities               3,669                    (1,871)
  Proceeds from exercise of Class A Common stock options                            5,580                       448
  Other, net                                                                        2,409                     1,413
                                                                                 --------             -------------

Net cash provided by financing activities                                         261,004                   306,846
                                                                                 --------             -------------

Increase (decrease) in Cash and Cash Equivalents                                     (663)                    2,919

Cash and Cash Equivalents, beginning of period                                      3,595                     1,671
                                                                                 --------             -------------

Cash and Cash Equivalents, end of period                                       $    2,932             $       4,590
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

NOTES TO UNAUDITED CONSOLIDATED                           Jones Intercable, Inc.
FINANCIAL STATEMENTS                                            and Subsidiaries



(1) This Form 10-Q is being filed by Jones Intercable, Inc. and its subsidiaries (the "Company"). The majority of the Company's cable television systems are owned by two of the Company's wholly owned subsidiaries, Jones Cable Holdings, Inc. ("JCH") and Jones Cable Holdings II, Inc. ("JCH II"). This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 1998 and December 31, 1997 and its results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) In June 1998, the Company purchased from Cable TV Fund 12-BCD Venture (the "Venture"), a venture comprised of three managed partnerships, the cable television system serving areas in and around Albuquerque, New Mexico (the "Albuquerque System") for $222,963,267, subject to customary closing adjustments. The purchase price represented the average of three independent appraisals of the fair market value of the Albuquerque System. Upon closing, the Company received, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $8,100,000, which reduced the Company's basis in the assets of the Albuquerque System. Funding for this transaction was provided by borrowings from JCH II's credit facility.

     The pro forma effect of the purchase of the Albuquerque System on the Company's results of operations for the nine months ended September 30, 1998, assuming acquisition of the Albuquerque System on January 1, 1998, is presented in the following unaudited tabulation:

                        As         Pro Forma
                     Reported     Adjustments    Pro Forma
                    -----------  -------------  -----------
Revenues            $  329,751   $     26,022   $  355,773
                       =======         ======      =======
Operating Income    $   14,470   $        387   $   14,857
                       =======         ======      =======
Net Loss            $  (67,795)  $     (6,596)  $  (74,391)
                       =======         ======      =======

     The pro forma effect of the purchase of the Albuquerque System as well as
(a) the acquisitions of the cable television systems serving North Prince Georges County, Maryland (the "North Prince Georges County System") on January 31, 1997, Annapolis, Maryland (the "Annapolis System") on April 15, 1997, Manitowoc, Wisconsin (the "Manitowoc System") on June 30, 1997 and Independence, Missouri (the "Independence System") on August 31, 1997, (b) the sale of the cable television system serving Walnut Valley, California (the "Walnut Valley System") and (c) the sale of shares of Cable & Wireless Communications plc in the first half of 1997 on the Company's results of operations for the nine months ended September 30, 1997 assuming all transactions had occurred as of January 1, 1997 is presented in the following unaudited tabulation:

                                 As        Pro Forma
                            Reported     Adjustments    Pro Forma
                           -----------  -------------  -----------
Revenues                   $  266,381   $     55,904   $  322,285
                              =======        =======      =======
Operating Income (Loss)    $   10,590   $    (11,481)  $     (891)
                              =======        =======      =======
Net Loss                   $  (24,042)  $    (73,080)  $  (97,122)
                              =======        =======      =======

(3) In March 1998, the Company entered into an agreement with the Venture to purchase the cable television systems serving areas in and around Palmdale and Lancaster, California (the "Palmdale/Lancaster System") for a purchase price of $138,205,200, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Palmdale/Lancaster System. Upon closing, the Company anticipates that it will receive, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $24,000,000, which will reduce the Company's basis in the assets of the Palmdale/Lancaster System. Funding for this transaction is expected to be provided by borrowings available under JCH II's credit facility. The closing of this transaction, which is expected to occur in December of 1998, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of each of the three partnerships that comprise the Venture and the receipt of consents of governmental authorities and other third parties.

     Also in March 1998, the Company entered into an agreement with Cable TV Fund 14-B, Ltd. ("Fund 14-B"), a managed partnership, to purchase the cable television system serving areas in and around Littlerock, California (the "Littlerock System") for a purchase price of $10,720,400, subject to customary closing adjustments. The Littlerock System is contiguous to the Palmdale/Lancaster System. The purchase price represents the average of three independent appraisals of the fair market value of the Littlerock System. Funding for this transaction is expected to be provided by borrowings available under JCH II's credit facility. The closing of this transaction, which is expected to occur in December of 1998, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of Fund 14-B.

     In June 1998, the Company entered into an agreement with Cable TV Fund 14-A, Ltd. ("Fund 14-A"), a managed partnership, to purchase the cable television system serving areas in and around Calvert County, Maryland (the "Calvert County System") for a purchase price of $39,388,667, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Calvert County System. The Calvert County System is contiguous to the Company's Virginia/Maryland cluster of cable television systems. Funding for this transaction is expected to be provided by borrowings available under JCH's credit facility. The closing of this transaction, which is expected to occur in the first quarter of 1999, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of Fund 14-A; the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby; and the receipt of consents of governmental authorities and other third parties.

     In June 1998, the Company entered into agreements with Spacelink Fund 3, Ltd., a managed partnership, to purchase the cable television systems serving areas in and around Socorro, New Mexico (the "Socorro System") and Grants, New Mexico (the "Grants System"), for purchase prices of $3,638,791 and $6,420,806, respectively. The purchase prices represent the average of three independent appraisals of the fair market values of the Socorro System and the Grants System, respectively. The Socorro System and the Grants System are in relatively close proximity to the Company's Albuquerque System. Funding for these transactions is expected to be provided by borrowings available under JCH II's credit facility. The closing of these transactions is expected to occur in the fourth quarter of 1998.

      In August 1998, the Company entered into an agreement with an unaffiliated party to purchase the cable television system serving areas in and around Hinesville, Georgia (the "Hinesville System") for $48,000,000. The Hinesville System is contiguous to the Company's Savannah, Georgia system. Closing of this transaction is expected to occur in the fourth quarter of 1998. The Company will pay Jones Financial Group, Ltd. ("Financial Group"), a subsidiary of Jones International, Ltd., a fee of $756,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

(4) The Company is in the process of liquidating its managed partnerships and all of the remaining partnership-owned cable television systems, serving 395,000 basic subscribers, are currently in various stages of being sold. These systems include seven systems, serving 250,000 basic subscribers, in suburban Chicago which are to be sold to TCI Communications, Inc. These systems also include five systems in California, New Mexico and Maryland, serving 96,000 basic subscribers, which are to be purchased by the Company. See Note 3. The pending sales of partnership-owned systems are expected to be completed by the end of the first quarter of 1999, and all of the Company's managed partnerships are expected to be liquidated and dissolved by the end of 1999.

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

     To facilitate an orderly change in control to Comcast, the Company has initiated a retention and severance program for its corporate associates. The program provides incentives to corporate associates to remain with the Company until the change in control and through the subsequent 90-day transition period. The program provides for cash severance payments to associates that are terminated due to the change in control. If the change in control does not occur, no payments will be made under this program. As a result of this program, the Company expects to recognize a one-time charge of approximately $30,000,000 in the first half of 1999.

     The closing of the exercise of the option is expected to occur in the first quarter of 1999. All necessary regulatory filings associated with this transaction have been made. Following such closing, Comcast would own approximately 12.8 million shares of Class A Common Stock, and approximately 2.9 million shares of Common Stock of the Company, representing approximately 37% of the economic and 47% of the voting interest in the Company. In addition, the Common Stock held by Comcast will allow it to elect 75% of the Board of Directors of the Company, and Comcast is expected to replace the existing Board of Directors with nominees of their choice effective as of the closing of the option exercise.

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

(8) In July 1998, Cable TV Fund 12-A, Ltd. ("Fund 12-A"), one of the Company's managed partnerships, sold the cable television system serving areas in and around Fort Myers, Florida (the "Fort Myers System") to an unaffiliated third party. The Company received a general partner distribution of $13,713,600 and a brokerage fee of $2,750,000 from Fund 12-A as a result of this transaction.

     In September 1998, Jones Cable Income Fund 1-A, Ltd. ("Income Fund 1-A"), one of the Company's managed partnerships, sold the cable television system serving areas in and around Owatonna, Minnesota (the "Owatonna System") to an unaffiliated third party. The Company received a general partner distribution of $1,976,400 and a brokerage fee of $293,750 from Income Fund 1-A as a result of this transaction.

(9) On April 6, 1998, the Company issued and sold $200,000,000 of its 7 5/8% Senior Notes due April 15, 2008. Proceeds from the sale of the Senior Notes were used to repay a portion of the amounts outstanding under the revolving credit facilities of the Company's subsidiaries.

(10) In August 1998, the Company sold its 75% interest in Jones Customer Service Management, LLC to Jones Cyber Solutions, Ltd., an affiliated company, for $3,150,000. The purchase price was paid $2,000,000 in cash and $1,150,000 in a note receivable. The note receivable bears interest at prime +2%, and is payable in 36 months or upon a change in control of the Company. The proceeds from this transaction were used to offset the remaining assets related to the Company's customer billing venture.

(11) Net loss per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods. Approximately 498,000 and 424,000 common stock equivalents, respectively, were not included in the computation of loss per share assuming dilution for the three and nine months ended September 30, 1998, because the effect of such common stock equivalents was antidilutive.

(12) For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of six months or less to be cash equivalents. No amounts were paid or received relating to income taxes during the nine months ended September 30, 1998 and 1997. Approximately $63,459,000 and $68,718,000 of interest expense was paid during the nine months ended September 30, 1998 and 1997, respectively. No material non-cash investing or financing transactions were recorded during the first nine months of fiscal 1998 and 1997.

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

     Financial Condition
     -------------------

     The Company is engaged primarily in the cable television business, operating cable systems for itself and for its managed partnerships. The Company owns and manages cable television systems totaling approximately 1,300,000 basic subscribers. As of September 30, 1998, on a pro forma basis for all pending acquisitions of cable television systems by the Company and pending sales of cable television systems owned by managed partnerships, the Company served approximately 1,007,000 basic subscribers. The pending sales and acquisitions are expected to be completed by the end of the first quarter of 1999. Key elements of the Company's operating strategy include increasing the number of owned subscribers clustered in attractive demographic areas and increasing penetration and revenues per subscriber by targeted marketing, superior customer service and the maintenance of high technical standards.

     Over the last several years, the Company has taken significant steps to simplify its corporate structure. This process has included the sale of cable television systems owned by certain managed partnerships to either the Company or to third parties and the divestiture of certain of the Company's non-strategic assets. As a result of this strategy, on a pro forma basis for all pending cable television system acquisitions and sales, 100% of total subscribers would have been owned by the Company as of September 30, 1998, compared to 23% in June 1995. During this process, the Company has also made significant progress in clustering its owned subscribers in two primary groups of cable systems. The Company's Virginia/Maryland cluster, owned by JCH, is based primarily on geography. The Company's suburban cluster, owned by JCH II, is based on similar market and operating characteristics, rather than geography. These clusters represent approximately 95% of Company-owned subscribers. The Company believes that its clustering strategy should allow it to obtain both economies of scale and operating efficiencies, for example in areas such as marketing, administrative and capital expenditures.

     The Company is liquidating its managed partnerships as such partnerships achieve their investment objectives and as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this strategy, eleven partnership-owned cable television systems serving approximately 309,000 subscribers were sold during the first nine months of 1998 (including the Albuquerque System which was purchased by the Company). In addition, all remaining partnership-owned cable television systems serving approximately 395,000 subscribers (including the Palmdale System, the Littlerock System, the Calvert County System, the Socorro System and the Grants System which are to be purchased by the Company) are currently in various stages of being sold. The Company expects to complete its transformation from a management company to an operating company by the first quarter of 1999.

     The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

     In implementing the Company's acquisition strategy, the Company acquired the Albuquerque System in June 1998 for $214,863,267, which was funded from borrowings under JCH II's credit facility. The Albuquerque System's operating characteristics are similar to the other systems owned by JCH II. The Company has also entered into several additional strategic agreements as follows:
First, the Company has entered into an agreement to acquire the Palmdale System for $138,205,200 because its operating characteristics are similar to the other systems owned by JCH II. Second, the Company has entered into an agreement to purchase the Calvert County

System for $39,388,667 because it is contiguous to the Company's Virginia/Maryland Cluster. Third, the Company has entered into an agreement to purchase the Littlerock System for $10,720,400 because it is contiguous to the Palmdale System. Fourth, the Company has entered into agreements to purchase the Grants System for $6,420,806 and the Socorro System for $3,638,791 because they are in relatively close proximity to the Albuquerque System. Fifth, the Company has entered into an agreement to purchase the Hinesville System for $48,000,000 because it is contiguous to the Company's Savannah, Georgia System. These transactions are expected to close either in the fourth quarter of 1998 or the first quarter of 1999. Funding for these acquisitions is expected to be provided by borrowings under the Company's credit facilities. These transactions are described in detail in Note 3 of the Notes to Unaudited Consolidated Financial Statements.

     From time to time, the Company makes loans to its managed partnerships, although it is not required to do so. As of September 30, 1998, the Company had advanced funds to various managed partnerships totaling approximately $4,114,000, a decrease of approximately $3,669,000 over the amount advanced at December 31, 1997. These advances represent funds for capital expansion and improvements of properties owned by the Company's managed partnerships where additional credit sources were not then available to the partnerships. None of these advances are individually significant. These advances reduce the Company's available cash and its liquidity. The Company anticipates the repayment of these advances as the partnership systems are sold. The Company does not anticipate significant increases in the amount advanced to its managed partnerships during 1998. These advances bear interest at rates equal to the Company's weighted average cost of borrowing.

     The Company purchased property, plant and equipment totaling approximately $125,934,000 during the first nine months of 1998. Of the capital expenditures, $115,551,000 is principally for the upgrade and rebuild of the cable plant in the Company's cable television systems in Virginia/Maryland; Savannah, Georgia; Independence, Missouri and Oxnard, California and new extension projects, drop materials, converters and various maintenance projects in all of the Company's cable television systems. Approximately $10,383,000 of the expenditures was for the deployment of telephone service in the Virginia/Maryland Cluster. Funding for these capital expenditures was provided by cash generated from operations and borrowings available under the Company's credit facilities. Estimated capital expenditures for the remainder of 1998 are approximately $40,000,000. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facilities, as discussed below.

     Sources of Funds
     ----------------

     The Company's main sources of capital consist of cash generated from operations and borrowings available under two revolving credit facilities, one
for JCH and one for JCH II.   Each revolving credit facility has maximum
available borrowings of $600 million.

     The $600 million JCH revolving credit facility is a reducing revolving credit facility. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity date of December 31, 2004. The balance outstanding on JCH's revolving credit facility at September 30, 1998 was $254,000,000.

     The $600 million JCH II Revolving Credit Facility consists of a $300 million reducing revolving credit facility and a $300 million 364-day revolving credit facility. The reducing revolving credit facility allows for borrowings through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The 364-day revolving credit facility allows for borrowings through October 1998, at which time any outstanding borrowings convert to a term loan payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The balance outstanding on the JCH II Revolving Credit Facility at September 30, 1998 was $270,000,000. This amount was borrowed under the reducing revolving credit facility. In October 1998, the Company borrowed $300 million under 364-day revolving credit facility to repay the amount then outstanding on the reducing revolving credit facility and for working capital purposes. The 364-day revolving credit facility converted to a term loan on October 31, 1998.

     In April 1998, the Company issued and sold $200,000,000 of its 7 5/8% Senior Notes due April 15, 2008. Proceeds from the sale of the Senior Notes were used to repay amounts then outstanding under the revolving credit facilities of the Company's subsidiaries.

     The Company, in its capacity as the general partner of its managed partnerships, may from time to time receive general partner distributions upon the sale of cable television systems owned by such partnerships. The Company received distributions totaling $8,100,000 from Cable TV Funds 12-B, 12-C and 12-D related to the sale of the Venture's Albuquerque system in June 1998. In July 1998, the Company received a general partner distribution of $13,713,600 from Fund 12-A related to the sale of the Fort Myers System by Fund 12-A. In September 1998, the Company received a general partner distribution of $1,976,400 from Income Fund 1-A related to the sale of the Owatonna System by Income Fund 1-A. In addition, the Company, through The Jones Group, Ltd., a wholly owned subsidiary, may earn brokerage fees upon the sale of the managed partnerships' cable television systems to third parties. During the first nine months of 1998, the Company earned brokerage fees, net of expenses, of $7,359,000.

     The Company has sufficient sources of capital available, consisting of cash generated from operations and available borrowings from its credit facilities, to fund its committed acquisition requirements and to meet its operational needs.

     Anticipated Change In Control
     -----------------------------

     On August 12, 1998, the Company, International, BTH and Comcast announced that agreements have been entered into that accelerate the exercise of the option to purchase controlling interest in the Company by Comcast. Details of these agreements are described in Note 5 of the Notes to Unaudited Consolidated Financial Statements. The closing of the exercise of the option is expected to occur in the first quarter of 1999.

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

     The Company is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The Company has established an internal team to address this issue. The Company is identifying and testing all date-sensitive equipment involved in delivering service to its customers. In addition, the Company will assess its options regarding repair or replacement of affected equipment during this testing. The Company believes that the financial impact from the year 2000 issue will be less than $3,000,000.

RESULTS OF OPERATIONS

     Revenues
     --------

     The Company derives its revenues from four sources: subscriber fees from Company-owned cable television systems, management fees from managed partnerships, fees and distributions paid upon the sale of cable television properties owned by managed partnerships and revenues from a non-cable television subsidiary.

     Total revenues for the three months ended September 30, 1998 were $129,573,000, an increase of $37,628,000, or 41%, over the total of $91,945,000 for the three months ended September 30, 1997. This increase in revenues reflects the Company's acquisition of the Independence System on August 31, 1997 and the Albuquerque System on June 30, 1998, as well as the receipt of $15,690,000 in general partner distributions. The increase in revenues would have been greater but for a decrease in management fees due to the sales of certain cable television systems owned by managed partnerships, the sale of a business segment of Futurex in May 1998 and the sale of the Walnut Valley System in October 1997. Adjusting for the foregoing acquisitions and sales, total revenues would have increased $7,288,000, or 7%.

     Total revenues for the nine months ended September 30, 1998 were $329,751,000, an increase of $63,370,000, or 24%, over the total of $266,381,000 for the nine months ended September 30, 1997. This increase reflects the Company's acquisition of the following cable television systems: the North Prince Georges County System on January 31, 1997, the Annapolis System on April 15, 1997, the Manitowoc System on June 30, 1997, the Independence System and the Albuquerque System (collectively, the "Acquired Systems"). The increase in revenues also reflects the receipt of the general partner distributions discussed above. The increase in revenues would have been greater but for a decrease in management fees due to the sales of certain cable television systems owned by managed partnerships, the sale of a business segment of Futurex in May 1998 and the sale of the Walnut Valley System in October 1997. Adjusting for the effect of the Acquired Systems, brokerage fees earned and distributions received, the decrease in management fees, the Futurex sale and the sale of the Walnut Valley System (collectively, the "Pro Forma Adjustments"), total revenues would have increased $13,882,000, or 5%.

     The Company's subscriber service fees for the three months ended September 30, 1998 totaled $108,014,000, an increase of $22,813,000, or 27%, over the total of $85,201,000 for the three months ended September 30, 1997. Subscriber service fees for the nine months ended September 30, 1998 totaled $292,138,000, an increase of $48,625,000, or 20%, over the total of $243,513,000 for the nine months ended September 30, 1997. The acquisition of the Acquired Systems accounted for $15,639,000, or 69%, and $32,772,000, or 67%, respectively, of the increases in subscriber service fees for the three and nine month periods. With the Pro Forma Adjustments, subscriber service fees would have increased $7,174,000, or 7%, and $15,853,000, or 6%, respectively, for the three and nine-month periods ended September 30, 1998. These increases were due primarily to increases in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company. Such increases would have been greater but for a decrease in pay-per-view revenue and a decrease in revenue in the Oxnard, California system due to competition from an overbuilder. Disregarding the effect of acquisitions, basic subscribers increased 12,200, an increase of 1.6%, since September 30, 1997.

     The Company receives management fees generally equal to 5% of the gross operating revenues of its managed partnerships. Management fees totaled $2,446,000 for the three months ended September 30, 1998, a decrease of $1,755,000, or 42%, over the total of $4,201,000 reported for the three months ended September 30, 1997. For the nine months ended September 30, 1998, management fees totaled $10,080,000, a decrease of $3,156,000, or 24%, over the total of $13,236,000 for the nine months ended September 30, 1997. These decreases in management fees were the result of the continued sales of cable television systems owned by managed partnerships in 1997 and 1998. As the Company liquidates its managed partnerships, management fees will continue to decrease and ultimately cease when the partnerships are fully liquidated, which is expected by the end of the first quarter of 1999. On a pro forma basis, management fees would have increased $48,000, or 2%, and $409,000, or 4%, respectively, for the three and nine months ended September 30, 1998.

     In its capacity as the general partner of its managed partnerships, the Company may receive general partner distributions upon the sale of cable television properties owned by such partnerships. The Company received general partner distributions related to the sale of the Fort Myers System and the Owatonna System totaling $15,690,000 during the third quarter of 1998. The $8,100,000 general partner distribution received as a result of the sale of the Albuquerque System reduced the basis in the assets acquired. No such revenue was recognized during the three and nine-month periods ended September 30, 1997. In addition, The Jones Group,

Ltd., a wholly owned subsidiary of the Company, may earn brokerage fees upon the sale of certain managed cable television systems to third parties. The Company earned brokerage fees, net of expenses, of $2,614,000 and $7,359,000, respectively, during the three and nine months ended September 30, 1998. The Company earned no brokerage fees during the three months ended September 30, 1997. The Company earned brokerage fees, net of expenses, of $2,768,000 during the nine months ended September 30, 1997. As the Company liquidates its managed partnerships, the Company will receive general partner distributions and brokerage fees. Once the liquidations are complete, which is expected by the end of the first quarter of 1999, these revenues will cease.

     The Company also operates Futurex. Futurex revenues totaled $809,000 for the three months ended September 30, 1998, a decrease of $1,734,000, or 68%, over the $2,543,000 recorded for the three months ended September 30, 1997. For the nine months ended September 30, 1998, Futurex revenues totaled $4,484,000, a decrease of $2,380,000, or 35%, over the total of $6,864,000 for the nine months
ended September 30, 1997.   These decreases were due primarily to the sale of
the contract manufacturing division of Futurex in May 1998.

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

     Cable operating expenses totaled $53,906,000 for the three months ended September 30, 1998, an increase of $9,482,000 or 21%, over the total of $44,424,000 for the three months ended September 30, 1997. The acquisition of the Acquired Systems accounted for $8,893,000, or 94%, of this increase. With the Pro Forma Adjustments, cable operating expenses would have increased $589,000, or 1%. This increase is due primarily to increases in basic and tier programming costs. For the nine months ended September 30, 1998, cable operating expenses totaled $148,227,000, an increase of $21,057,000 or 17%, over the total of $127,170,000 for the nine months ended September 30, 1997. The acquisition of the Acquired Systems accounted for $19,030,000, or 90%, of the increase. With the Pro Forma Adjustments, cable operating expenses would have increased $2,027,000, or 1%, for the nine months ended September 30, 1998. This increase was due primarily to increases in basic and tier programming costs.

     Cable general and administrative expenses totaled $6,396,000 for the three months ended September 30, 1998, an increase of $1,699,000, or 36%, over the total of $4,697,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 cable general and administrative expenses totaled $17,817,000, an increase of $3,037,000 or 21%, over the total of $14,780,000 for the nine months ended September 30, 1997. With the Pro Forma Adjustments, cable general and administrative expenses would have increased $885,000, or 16%, and $1,068,000, or 6%, respectively, for the three and nine month periods ended September 30, 1998. As the Company acquires cable television systems on its own behalf and sells cable television systems owned by managed partnerships, and completes the transition from a management company to an operating company, the Company's proportionate percentage of total general and administrative expenses will increase.

     Non-cable operating, general and administrative expenses totaled $887,000 for the three months ended September 30, 1998, a decrease of $1,680,000 or 65%, over the total of $2,567,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, non-cable operating, general and administrative expense totaled $5,087,000, a decrease of $2,174,000, or 30%, over the total of $7,261,000 for the nine months ended September 30, 1997.
These decreases were due primarily to the sale of Futurex's contract manufacturing business.

     Depreciation and amortization expense totaled $52,310,000 for the three months ended September 30, 1998, an increase of $16,163,000 or 45%, over the total of $36,147,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, depreciation and amortization expense totaled $144,150,000, an increase of $37,570,000 or 35%, over the total of $106,580,000 for the nine months ended September 30, 1997. Depreciation and amortization relating to the Acquired Systems, as well as depreciation of recent capital additions, were responsible for these increases.

     Operating Income
     ----------------

     Operating income totaled $16,074,000 for the three months ended September 30, 1998 compared to $4,110,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company reported operating income of $14,470,000 compared to $10,590,000 in 1997. These increases were due primarily to the general partner distributions received in the third quarter of 1998.

     The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. The value of a cable television company is often expressed using multiples of cable television system cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $68,384,000 for the three months ended September 30, 1998, an increase of $28,127,000 or 70%, over the total of $40,257,000 for the three months ended September 30, 1997.
For the nine months ended September 30, 1998, operating income before depreciation and amortization totaled $158,620,000, an increase of $41,450,000 or 35%, over the total of $117,170,000 for the six months ended June 30, 1997. With the Pro Forma Adjustments, operating income before depreciation and amortization would have increased $5,694,000, or 13%, and $12,961,000, or 11%, respectively for the three and nine-month periods ended September 30, 1998.

     Other Income (Expense)
     ----------------------

     Interest expense totaled $25,215,000 for the three months ended September 30, 1998, an increase of $3,610,000, or 17%, over the total of $21,605,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, interest expense totaled $69,399,000, an increase of $4,091,000, or 6%, over the total of $65,308,000 for the nine months ended September 30, 1997. These increases are due to higher outstanding balances on interest bearing obligations and were offset, in part, by lower effective interest rates. The current effective rate on all outstanding interest bearing obligations is approximately 7.5%.

     Equity in losses of affiliated entities totaled $1,066,000, an increase of $257,000 or 32%, over the total of $809,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, equity in losses of affiliated entities totaled $3,958,000, an increase of $396,000, or 11%, over the total of $3,562,000 for the nine months ended September 30, 1997. These increases are due to an increase in the recognition of losses of Jones Education Company.

     The Company recognized a loss of $3,616,000 related to the sale of the contract manufacturing portion of Futurex in the second quarter of 1998. The Company recognized gains totaling $49,396,000 during the nine months ended September 30, 1997 from the insurance proceeds and sale of its company aircraft in the third quarter, the sale of 25,017,385 Cable & Wireless Communications plc shares in the second quarter and from the redemption of a portion of its Global Group shares in the first quarter.

     The Company recognized a loss on the early extinguishment of debt of $13,459,000 in the third quarter of 1997 related to the redemption of its 11.5% Debentures. No similar losses were recorded in the nine months ended September 30, 1998.

     Net loss totaled $14,404,000 for the three months ended September 30, 1998 compared to $30,755,000 for the three months ended September 30, 1997. This decrease is due to the general partner distributions received in the third quarter of 1998 and the loss on early extinguishment of debt in the third quarter of 1997. Net loss totaled $67,795,000 for the nine months ended September 30, 1998, compared to $24,042,000 for the nine months ended September 30, 1997. This increase is due primarily to the gains recognized in 1997 as discussed above and the increases in depreciation and amortization expense.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 10-K.

     a)  Exhibits

         15)  Letter Regarding Unaudited Interim Financial Statements.
         23)  Consents of Experts and Counsel
         27)  Financial Data Schedule

     b)  Reports on Form 8-K

            Report on Form 8-K dated August 12, 1998, describing the agreements between the Company, International, BTH and Comcast that accelerate exercise of the option to purchase controlling interest in the Company by Comcast.

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

Dated:  November 6, 1998