Form 10-K
period 1998-12-31
JONES INTERCABLE INC
filed 1999-02-17
CIK 275605

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the year ended December 31, 1998
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

             Yes   x                                    No ____
                  ---

Aggregate market value as of February 3, 1999 of the voting stock held by non-affiliates:
Common Stock    $83,491,335             Class A Common Stock   $828,862,117

Shares outstanding of each of the registrant's classes of common stock as of
 February 3, 1999:
Common Stock:    5,113,021              Class A Common Stock:    36,226,476


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

                            JONES INTERCABLE, INC.

                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1998


                               TABLE OF CONTENTS


                                                                                            Page No.
                                                                                            --------
PART I                                                                                          1
ITEM 1.  BUSINESS                                                                               1
      The Company                                                                               1
      Current Principal Shareholders of the Company                                             1
      Comcast Corporation's Planned Acquisition of the Control Shares of the                    2
       Company
      The Cable Television Industry                                                             3
      System Operations                                                                         4
      Programming                                                                               4
      System Revenues                                                                           5
      The Company's Cable Television Business                                                   5
      The Company's Other Businesses and Investments                                            8
      Acquisitions of Cable Television Systems in 1998 and 1999                                 8
      Proposed Acquisitions of Cable Television Systems in 1999                                 9
      Sale of Contract Manufacturing Business                                                  10
      Sale of Interest in Jones Customer Service Management, LLC                               10
      Distribution Agreement with @Home Corporation                                            10
      Sale of 7 5/8% Senior Notes                                                              10
      The Company's Credit Facilities                                                          10
      Cable Television Franchises                                                              11
      Competition                                                                              12
         Broadcast Television                                                                  12
         Overbuilds                                                                            12
         DBS                                                                                   13
         Private Cable                                                                         13
         MMDS                                                                                  13
      Regulation and Legislation                                                               14
         Cable Rate Regulation                                                                 14
         Cable Entry Into Telecommunications                                                   15
         Telephone Company Entry Into Cable Television                                         16
         Electric Utility Entry Into Telecommunications/Cable Television                       16
         Additional Ownership Restrictions                                                     16
         Must Carry/Retransmission Consent                                                     17
         Access Channels                                                                       17
         Access to Programming                                                                 17

         Inside Wiring                                                                         18
         Other FCC Regulations                                                                 18
         Internet Access                                                                       18
         Copyright                                                                             19
         State and Local Regulation                                                            19
      Risk Factors                                                                             20

ITEM 2.  PROPERTIES                                                                            20

ITEM 3.  LEGAL PROCEEDINGS                                                                     25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                                           28
         HOLDERS

PART II                                                                                        29
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND                                             29
         RELATED STOCKHOLDER MATTERS

ITEM 6.  SELECTED FINANCIAL DATA                                                               32

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                               33
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY                                                42
         DATA

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH                                                     73
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

PART III                                                                                       73
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE                                               73
         REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION                                                                79

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                                              82
         OWNERS, DIRECTORS AND MANAGEMENT

ITEM 13. CERTAIN TRANSACTIONS                                                                  86

PART IV                                                                                        90

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K                                                      90

Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that Jones Intercable, Inc. (the "Company") expects, believes or anticipates will or may occur in the future, including such matters as changes in the cable television industry, the Company's acquisition and clustering strategies, capital expenditures, the Company's operating strategies, the liquidation of the Company's managed partnerships, the development of new services and technologies, particularly those in the telecommunications area, the effects of competition, governmental regulation policies, the Company's expansion plans and other such matters, are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. As discussed in Item 1, Comcast Corporation's Planned Acquisition of the Control Shares of the Company, it is anticipated that Comcast Corporation ("Comcast") will acquire a controlling interest in the Company during March 1999. As a result of this transaction, it is expected that the current management of the Company and a majority of the Board of Directors of the Company will be replaced by Comcast. Because all of the forward-looking statements in this Form 10-K Report are made by the Company's current management and its current Board of Directors, they are qualified in their entirety by reference to the pending change in control and by changes in the Company's business plans and strategies that may be effected by new management and the new Board of Directors after the change in control.

                                    PART I

                               ITEM 1.  BUSINESS
                               -----------------

THE COMPANY
-----------

     The Company is a Colorado corporation organized in 1970. The Company is primarily engaged in the cable television business. The majority of the Company's cable television systems are owned indirectly by the Company through the Company's wholly owned subsidiaries, Jones Cable Holdings, Inc. ("JCH") and Jones Cable Holdings II, Inc. ("JCH II"). The Company also has a subsidiary that has been engaged in the cable television system brokerage business and a subsidiary that manufacturers and markets data encryption products. The Company also has a minority equity interest in an affiliated company that provides educational programming. See Item 1, The Company's Other Businesses and Investments.

     At December 31, 1998, the Company had a total of approximately 3,060 employees. The executive offices of the Company currently are located at 9697 E. Mineral Avenue, Englewood, Colorado 80112, and its telephone number is (303) 792-3111.

CURRENT PRINCIPAL SHAREHOLDERS OF THE COMPANY
---------------------------------------------

     Jones International, Ltd. ("International") beneficially owns approximately 48% of the Common Stock of the Company and approximately 4% of the Class A Common Stock of the

Company. Glenn R. Jones, the Chairman of the Board of Directors and Chief Executive Officer of the Company, personally owns approximately 9% of the Company's Common Stock and approximately 3% of the Company's Class A Common Stock. Because of his 100% ownership of International, Mr. Jones is deemed to be the beneficial owner of all shares of the Company owned by International, and his direct and indirect stock ownership gives him voting power over approximately 37% of votes to be cast by all shareholders of the Company on matters not requiring a class vote. BCI Telecom Holdings Inc. ("BTH") owns approximately 36% of the Company's Class A Common Stock and, through such ownership, BTH has an approximate 31% economic interest in the Company. Mr. Jones currently has the right to designate seven members of the Board of Directors, BTH currently has the right to designate three members of the Board of Directors and three members of the Board of Directors currently are jointly designated by Mr. Jones and BTH. See Item 5, Market for Registrant's Common Equity and Related Stockholder Matters, Item 10, Directors and Executive Officers of the Registrant and Item 12, Security Ownership of Certain Beneficial Owners, Directors and Management. In addition, BTH holds options to purchase 2,878,151 shares of Common Stock of the Company (the "Control Shares") from International, Glenn R. Jones and certain of their affiliates which, if and when exercised, would enable BTH to elect a majority of the members of the Board of Directors of the Company. Pursuant to various agreements all dated August 12, 1998 among Mr. Jones, International and certain of its affiliates, BTH and Comcast, Comcast acquired the right to purchase all of the Control Shares. As described below, the Company anticipates that Comcast will acquire a controlling interest in the Company before the end of March 1999.

COMCAST CORPORATION'S PLANNED ACQUISITION OF THE CONTROL SHARES OF THE COMPANY
------------------------------------------------------------------------------

     In May 1998, BTH announced its intention to sell approximately half of its shares of the Company's Class A Common Stock to Comcast. At that time, BTH also announced its intention to grant to Comcast the right to acquire the Control Shares if and when BTH exercises its option to purchase such shares and to sell to Comcast at the time that the option is exercised BTH's remaining holdings of the Company's Class A Common Stock.

     In August 1998, the Company, International, BTH and Comcast announced that agreements had been entered into that will accelerate the exercise of the option for the Control Shares by Comcast, and allowed for the early closing of the transaction between Comcast and BTH. In connection with the early exercise of the option, Comcast will pay to International and certain of its affiliates $200,000,000 for the Control Shares held by them. In addition, the Company has agreed to make certain payments to International and its affiliates in connection with the termination, effective as of the closing of the option exercise, of certain related party agreements between the Company, International and its affiliates, including the termination of Mr. Jones' employment agreement with the Company and the termination of certain programming rights held by International pursuant to the Shareholders Agreement between the Company, International, Mr. Jones and BTH entered into in 1994. Also, in connection with the closing of the option exercise, and conditioned upon such closing occurring, the pending litigation between BTH, International, Mr. Jones and the Company will be dismissed and International and certain of its affiliates will dismiss the appeal which is pending of the order entered against them in such litigation.

     To facilitate an orderly change in control to Comcast, the Company has initiated a retention and severance program for those corporate associates who may be terminated due to the change in control. The program provides incentives to corporate associates to remain with the Company until the change in control and through the subsequent 90-day transition period. The program provides for cash severance payments to associates that are terminated due to the change in control. Total costs associated with this program are approximately $30,000,000. The Company anticipates incurring $40,600,000 in restructuring costs, which will be recognized upon closing. Such costs include the cost of terminating Mr. Jones' employment agreement, severance payments to corporate personnel, salaries during the 90-day transition period following the change in control and certain professional fees.

     The closing of the exercise of the option for the Control Shares is expected to occur in March 1999. All necessary regulatory filings associated with this transaction have been made. Following such closing, Comcast would own approximately 12.8 million shares of Class A Common Stock, and approximately 2.9 million shares of Common Stock of the Company, representing approximately 37% of the economic and 47% of the voting interest in the Company. In addition, the Common Stock held by Comcast will allow it to elect 75% of the Board of Directors of the Company, and Comcast is expected to replace a majority of the current Board of Directors with nominees of its choice effective as of the closing of the option exercise. It is also expected that current management of the Company, including all of the senior executive officers of the Company, will be replaced by the new Board of Directors by the end of the 90-day transition period following the change in control.

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

     System Revenues.  Monthly service fees for basic, tier and premium services
     ---------------
constitute the major source of revenue for cable television systems. A subscriber to a cable television system generally pays an initial connection charge and a fixed monthly fee for the cable programming services received. The amount of the monthly service fee varies from one area to another, and historically has been a function, in part, of the number of channels and services included in the service package and the cost of such services to the cable television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to subscribers, with discounts generally available to subscribers receiving multiple premium services.

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

THE COMPANY'S CABLE TELEVISION BUSINESS
---------------------------------------

     The Company is engaged primarily in the cable television business, operating cable systems for itself and for its managed partnerships. The Company owns and manages cable television systems that served approximately 1,200,000 basic subscribers as of December 31, 1998. As of December 31, 1998, on a pro forma basis for all pending acquisitions of cable television systems by the Company and pending sales of cable television systems owned by managed partnerships, the Company served approximately 1,015,000 basic subscribers.

     The following table shows the cable television systems owned or managed by the Company as of December 31, 1998:

                                                                             CABLE SYSTEMS OWNED
                                                                             -------------------
CABLE SYSTEMS OWNED BY THE COMPANY                                           BY MANAGED PARTNERSHIPS
----------------------------------                                           -----------------------
Albuquerque NM                      Oxnard CA                                Barrington IL (1)
Alexandria VA                       Palmdale CA                              Buffalo MN (1)
Augusta GA                          Panama City Beach FL                     Calvert County MD (2)
Celebration FL                      Pima County AZ                           Littlerock CA (3)
Chesapeake Bay Group MD             Prince Georges County MD                 Myrtle Creek OR (1)
Hinesville GA                       Prince William County VA                 Naperville IL  (1)
Independence MO                     Savannah GA                              So. Suburban IL (1)
Manitowoc WI                                                                 Wheaton IL (1)


(1) Systems scheduled to be sold to unaffiliated cable operators in February or March 1999
(2)  Sale of system to the Company pending as of February 1999
(3)  System sold to the Company in January 1999

     As part of the Company's announced plans to simplify its corporate structure, 19 of the 27 cable television systems owned by the Company's managed partnerships were sold during 1998. During the first quarter of 1999, an additional 7 cable television systems owned by the Company's managed partnerships have been or will be sold. The sale of the Calvert County, Maryland system, the only remaining cable television system expected to be owned by a managed partnership beyond the first quarter of 1999, is pending, and the Company anticipates that it will be sold to the Company in April 1999. With respect to certain of the remaining managed partnerships, the only remaining asset of each partnership is a cash amount deposited into an indemnity escrow as security to the buyer regarding certain representations and warranties made under the asset purchase agreements by the partnerships regarding the cable television systems. Provided that there are no pending disputes, these partnerships will be liquidated and dissolved following the expiration of the indemnity escrow periods. With respect to 4 managed partnerships, the partnerships will not be dissolved and liquidated until the resolution and termination of litigation involving the partnerships.

     Over the last several years, the Company has taken significant steps to simplify its corporate structure. This process has included the above-referenced sales of cable television systems owned by certain managed partnerships either to the Company or to unaffiliated entities and the divestiture of certain of the Company's non-strategic assets. As a result of this strategy, on a pro forma basis for the cable system acquisitions by the Company and cable system sales by the managed partnerships pending as of February 1999, 100% of total subscribers served by the Company would have been owned by the Company as of December 31, 1998, compared to 23% in June 1995. See
Item 1, Proposed Acquisitions of Cable Television Systems in 1999.

     During this process of simplifying its corporate structure, the Company has clustered its owned subscribers in two primary groups of cable systems. The Company's Virginia/Maryland cluster is based primarily on geography. The Company's suburban cluster is based on similar market and operating characteristics, rather than geography. These clusters represent approximately 95% of Company-owned subscribers. The Company believes that its clustering strategy should allow it to obtain both economies of scale and operating efficiencies.

     The Virginia/Maryland cluster is comprised of cable systems serving approximately 414,600 basic subscribers in communities in Maryland and Virginia surrounding Washington, D.C. On a pro forma basis for the Company's pending acquisition of the Calvert County, Maryland system, the Company's Virginia/Maryland cluster is comprised of cable systems serving approximately 433,400 basic subscribers. The Company's suburban cluster includes the Savannah, Hinesville and Augusta, Georgia systems, the Pima County, Arizona system, the Independence, Missouri system, the Albuquerque, New Mexico system, and the Palmdale and Littlerock, California systems serving approximately 522,300 basic subscribers. See Item 1, Acquisitions of Cable Television Systems in 1998 and 1999 and Item 1, Proposed Acquisitions of Cable Television Systems in 1999.

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

     Monthly service rates include fees for basic service, basic plus service and premium services. At December 31, 1998, monthly basic service rates ranged from $6.95 to $16.54 for residential subscribers, monthly basic plus service rates ranged from $20.05 to $32.24 for residential subscribers, and monthly premium services ranged from $5.99 to $11.95 per premium service. In addition, the Company earns revenues from pay-per-view programs and advertising fees. Pay-per-view programs, which usually are either unique sporting events or recently released movies, are available on many of the Company's cable television systems. Subscribers are permitted to choose individual movies for a set fee ranging from $3.95 to $10.95 per movie and individual special events for a set fee ranging from $3.95 to $129.95 per event. Related charges may include a nonrecurring installation fee that ranges from $4.95 to $49.95; however, from time to time the Company has followed the common industry practice of reducing the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, subscribers are free to discontinue the service at any time without penalty, and most terminations occur because a subscriber moves to another home or to another city. For the year ended December 31, 1998, of the total subscriber fees received by Company-owned systems, basic and basic plus service fees accounted for approximately 69% of total revenues, premium service fees accounted for approximately 17% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 7% of total revenues and the remaining 5% of total revenues came primarily from equipment rentals, installation fees, telephony services and program guide charges. The Company is dependent upon timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs.

     As the general partner of its managed partnerships, the Company historically has earned management fees that are equal to 5% of the gross revenues of the partnerships, not including revenues from the sale of cable television systems or franchises. The Company also received reimbursement from its managed partnerships for certain allocated overhead and administrative expenses incurred by the Company in its management activities. These management fees and reimbursements have been significantly reduced and will be eliminated after the first quarter of 1999 as the Company completes the planned liquidation of its managed partnerships.

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

THE COMPANY'S OTHER BUSINESSES AND INVESTMENTS
----------------------------------------------

     The Intercable Group, Ltd., f/k/a The Jones Group, Ltd., a wholly owned subsidiary of the Company, is a cable television brokerage firm that has earned fees from certain of the Company's managed partnerships when such partnerships have sold cable systems. It is anticipated that this subsidiary will not generate revenues after the partnerships' cable systems are sold. Jones Futurex, Inc., also a wholly owned subsidiary of the Company, manufactures and markets data encryption products. The Company owns an approximate 32% equity interest in Knowledge TV, Inc, which provides educational programming.

ACQUISITIONS OF CABLE TELEVISION SYSTEMS IN 1998 AND 1999
---------------------------------------------------------

     Albuquerque System.  In June 1998, the Company purchased from Cable TV Fund
     ------------------
12-BCD Venture (the "Venture"), a venture comprised of three managed partnerships, the cable television system serving areas in and around Albuquerque, New Mexico (the "Albuquerque System") for

$222,963,267, subject to customary closing adjustments. The purchase price represented the average of three independent appraisals of the fair market value of the Albuquerque System. Upon closing, the Company received, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $8,100,000.

     Hinesville System.  In December 1998, the Company purchased the cable
     -----------------
television system serving communities in and around Hinesville, Georgia (the "Hinesville System") from an unaffiliated party for a purchase price of $48,000,000, subject to customary closing adjustments. The Hinesville System is contiguous to the Company's Savanna, Georgia cable television system. The Company paid Jones Financial Group, Ltd. ("Financial Group"), a subsidiary of International, a fee of $756,000 for acting as the Company's financial advisor in connection with this transaction.

     Palmdale System.  In December 1998, the Company purchased from the Venture
     ---------------
the cable system serving areas in and around Palmdale and Lancaster, California (the "Palmdale System") for a purchase price of $138,205,200, subject to customary closing adjustments. The purchase price represented the average of three separate independent appraisals of the fair market value of the Palmdale System. Upon closing, the Company received, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $22,275,000. See Item 3, Legal Proceedings for a description of a lawsuit brought by a limited partner of two of the partnerships that are partners in the Venture challenging the terms of the sale of the Palmdale System to the Company.

     Grants System and Socorro System.  In December 1998, the Company purchased
     --------------------------------
from Spacelink Fund 3, Ltd., a managed partnership, the cable television systems serving areas in and around Socorro, New Mexico (the "Socorro System") and Grants, New Mexico (the "Grants System"), for purchase prices of $3,638,791 and $6,420,806, respectively. The purchase prices represented the average of three independent appraisals of the fair market values of the Socorro System and the Grants System, respectively.

     Littlerock System.  In January 1999, the Company purchased from Cable TV
     -----------------
Fund 14-B, Ltd., a managed partnership, the cable television system serving areas in and around Littlerock, California for a purchase price of $10,720,400, subject to customary closing adjustments. The Littlerock System is contiguous to the Palmdale System. The purchase price represented the average of three separate independent appraisals of the fair market value of the Littlerock System. See Item 3, Legal Proceedings for a description of a lawsuit brought by a limited partner of Cable TV Fund 14-B, Ltd. challenging the terms of the sale of the Littlerock System to the Company.

PROPOSED ACQUISITIONS OF CABLE TELEVISION SYSTEMS IN 1999
---------------------------------------------------------

     Calvert County System.  In June 1998, the Company entered into an agreement
     ---------------------
with Cable TV Fund 14-A, Ltd., a managed partnership, to purchase the cable television system serving areas in and around Calvert County, Maryland (the "Calvert County System") for a purchase price of $39,388,667, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Calvert County System. The Calvert County System is contiguous to the Company's Virginia/Maryland cluster of cable television systems. The closing of this transaction, which is expected to occur in April 1999, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of Fund 14-A, the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby, and the receipt of consents of governmental authorities and other third parties.

SALE OF CONTRACT MANUFACTURING BUSINESS
---------------------------------------

     In May 1998, the Company sold the contract manufacturing business owned by Jones Futurex, Inc. ("Futurex") to a third party for $350,000 in cash. In addition, the buyer entered into a sublease arrangement for certain facilities leased by Futurex. Payments under the sublease agreement total approximately $1.8 million over the next four years. The Company continues to own and operate Futurex's encryption business.

SALE OF INTEREST IN JONES CUSTOMER SERVICE MANAGEMENT, LLC
----------------------------------------------------------

     In August 1998, the Company sold its 75% interest in Jones Customer Service Management, LLC to Jones Cyber Solutions, Ltd., an affiliated company, for $3,150,000. The purchase price was paid $2,000,000 in cash and $1,150,000 in a note receivable. The note receivable bears interest at prime + 2%, and is payable in 36 months or upon a change in control of the Company.

DISTRIBUTION AGREEMENT WITH @HOME CORPORATION
---------------------------------------------

     In June 1998, the Company entered into a Distribution Agreement with At Home Corporation ("@Home"), which provides for the distribution of high speed internet services to the Company's cable television systems. Deployment began in December 1998. In conjunction with this agreement, the Company and @Home entered into a Warrant Purchase Agreement providing for the Company's purchase of up to a maximum of 2,046,100 shares of Series A Common Stock of @Home for $10.50 per share. The Warrant becomes exercisable after March 31, 1999 as the Company launches @Home services in its cable television systems in the future.

SALE OF 7 5/8% SENIOR NOTES
---------------------------

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

     The $600,000,000 JCH revolving credit facility is a reducing revolving credit facility. The entire $600,000,000 commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity date of December 31, 2004. The balance outstanding on JCH's revolving credit facility at December 31, 1998 was $340,000,000. The maximum amount available will be reduced to $555,000,000 at December 31, 1999.

     The $600,000,000 JCH II revolving credit facility consists of a $300,000,000 reducing revolving credit facility and a $300,000,000 term loan. The reducing revolving credit facility allows for borrowings through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The term loan is payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The balance outstanding on the JCH II revolving credit facility at December 31, 1998 was $370,000,000. Of this amount, $300,000,000 was borrowed under the term loan portion of the facility and $70,000,000 was borrowed under the reducing revolving portion of the facility.

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

      The Company holds approximately 175 franchises. These franchises provide for the payment of fees to the issuing authorities and range from 3% to 5% of gross revenues. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

      The Company has never had a franchise revoked. The Company's franchises initially had terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. The Company is currently negotiating the renewal of 16 franchises that are either operating under extensions or will expire prior to December 31, 1999, and also is negotiating the renewal of 22 franchises awarded by communities located in Prince Georges County, Maryland that are either operating under extensions or will expire prior to December 31, 1999. The Prince Georges County communities have joined together with the Prince Georges County Cable Commission for the renewal negotiations. The Company has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The Company expects that the franchises operating under extensions or expiring prior to December 31, 1999 will be renewed in due course.

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

     Overbuilds.  Cable television franchises are not exclusive, so that more
     ----------
than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Company has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in both owned and managed systems. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas. The Company anticipates competition in the Augusta franchise area from an unaffiliated cable operator that has been awarded a franchise by Augusta and has commenced service in the franchise area. The Company's Panama City Beach system has lost basic subscribers and commercial units to an overbuilder. This overbuild continues to provide significant competition. A portion of the Company's Chesapeake Bay Group serving Anne Arundel County, Maryland is overbuilt by a competing cable television system.

     Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. GTE, a local exchange carrier, which provides telephone service in a multi-state region, including California, has obtained a franchise from the City of Oxnard, California and is providing video programming in Oxnard in competition with the Company's Oxnard cable system. In addition, Ameritech, one of the regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in competition with partnership-owned cable systems in Elgin, Glen Ellyn and Naperville, Illinois. The Company cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Company's cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Company's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. Several utilities around the country have announced multichannel video ventures, and the local electric utility in the Washington, D.C. area is participating with RCN to provide video competition.

     DBS.  High-powered direct-to-home satellites have made possible the
     ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years, and recently announced mergers should strengthen the surviving companies. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming. At least one DBS provider, however, is now attempting to do so, and the FCC and Congress are considering proposals that would enhance the ability of DBS companies to provide broadcast programming, including broadcast network programming. In addition to emerging high-powered DBS competition, cable television systems face competition from several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The Company has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the availability of equipment at reasonable prices, and the relative attractiveness of the programming options offered by the cable television industry and DBS competitors.

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

     Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, internet data delivery and internet video delivery.

REGULATION AND LEGISLATION
--------------------------

     The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act of 1996 ("1996 Telecom Act") alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

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

     Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
     ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company. The FCC has officially recognized that the Anne Arundel System and the Panama City Beach System face "effective competition," and a similar petition is now pending at the FCC concerning portions of the Pima County, Arizona system.

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

     The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry, however, have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation, including limits on operators passing through to their customers increased programming costs and bundling together multiple programming services. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order, but that decision was reversed by the U.S. Supreme Court in January 1999. The Company has already secured authorization to provide local exchange service in Maryland and portions of Virginia and has begun offering some telecommunications services to customers in both jurisdictions.

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

     Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing the Company's cable systems in suburban Maryland and Virginia. This potential OVS competition is not yet operational. The Fifth Circuit Court of Appeals recently reversed certain of the FCC's OVS rules, including the FCC's preemption of local franchising.

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

     Must Carry/Retransmission Consent.  The 1992 Cable Act contains broadcast
     ---------------------------------
signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business.
Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry.

     Access Channels.  LFAs can include franchise provisions requiring cable
     ---------------
operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. The D.C. Court of Appeals recently rejected a challenge to the revised rules by dissatisfied leased access programmers.

     Access to Programming.  To spur the development of independent cable
     ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements In addition, some cable critics have argued that vertically integrated, non-satellite programming (such as certain regional sports networks) which is now exempt from the ban on exclusive programming, should be subjected to this prohibition.

     Inside Wiring.  The FCC determined that an incumbent cable operator can be
     -------------
required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for an MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent operators.
In a separate proceeding, the FCC has preempted restrictions on the deployment of private antennas on rental property within the exclusive use a tenant (such as balconies and patios).

     Other FCC Regulations.  In addition to the FCC regulations noted above,
     ---------------------
there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. New federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC recently stated that cable customers must be allowed to purchase cable converters from third party vendors, and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions (which could then be satisfied by third party vendors). Details regarding this phase-in are still under FCC review. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

     Internet Access.  Many cable operators have begun offering high speed
     ---------------
internet service to their customers. At this time, there is no significant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed. The FCC recently declined requests to impose common-carrier type regulation on cable operators that would have required an "unbundling" of broadband facilities. The FCC indicated, nevertheless, that it would continue to monitor broadband deployment.

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

RISK FACTORS
------------

     Shares of the Company's Class A Common Stock and Common Stock are available for purchase in the market. The purchase of shares of the Company's Class A Common Stock and Common Stock involves certain risks. Prospective purchasers of the Company's securities should consider carefully the risks related to: (i) the Company's history of net losses, (ii) its substantial leverage, (iii) the probability that most of the Company's remaining managed partnerships will not make distributions to their limited partners in amounts sufficient to provide the returns on investment originally anticipated by the limited partners and, in some cases, will not provide the limited partners with a return of all of their initial capital contributions, (iv) the fact that the Company engages in certain transactions with its affiliates, (v) the significant governmental regulation of the cable television industry, (vi) current and threatened competition from various sources, (viii) the planned change in control of the Company from its founder, Glenn R. Jones, to Comcast in March 1999 and (ix) other information about the Company set forth in this Form 10-K Report.


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

     Given the pending change of control of the Company from Mr. Jones to Comcast, it is anticipated that the above-described lease arrangements will be renegotiated and/or terminated during 1999.

CABLE TELEVISION SYSTEMS OWNED BY THE COMPANY
---------------------------------------------

     A majority of the Company's cable television systems are owned by the Company's wholly owed subsidiaries JCH and JCH II. JCH owns and operates cable television systems located in Maryland and Virginia (the "Virginia/Maryland Systems"). The Virginia/Maryland Systems are comprised of the Chesapeake Bay Group of cable systems that serve customers in communities in and around Anne Arundel County and Charles County, Maryland, including the City of Annapolis; the Prince Georges County, Maryland system that services all of Prince Georges County, Maryland; the Alexandria, Virginia system; and the Prince William County system that serves the communities of Dale City, Manassas and Reston, Virginia. JCH II owns and operates the Company's suburban cable systems serving areas in and around Augusta, Hinesville and Savannah, Georgia, Pima County, Arizona, Independence, Missouri, Albuquerque, Grants and Socorro, New Mexico, Palmdale and Littlerock, California. The Company directly owns and operates the cable television systems serving Manitowoc, Wisconsin, Oxnard, California and Panama City Beach and Celebration, Florida.

     The following table sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the cable television systems owned by the Company. The monthly basic plus service rates set forth herein represent, with respect to systems with multiple headends, the basic plus service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1998, cable television systems owned by the Company passed approximately 1,596,000 homes, representing an approximate 62% penetration rate. The figures in the following table are compiled from the Company's records and may be subject to adjustments.

SYSTEMS OWNED BY JONES CABLE HOLDINGS, INC.
-------------------------------------------

CHESAPEAKE BAY GROUP, MARYLAND *                        At 12/31
------------------------------        ----------------------------------------
                                         1998            1997           1996
                                         ----            ----           ----
Monthly basic plus service rate        $  27.27        $  24.96        $ 24.15
Basic subscribers                       104,506         102,209         74,252
Pay units                               108,695         108,335         80,339

* The Chesapeake Bay Group includes the Anne Arundel County system, the Charles County system and the Annapolis system. The Annapolis system was acquired in April 1997.

PRINCE GEORGES COUNTY, MARYLAND *                       At 12/31
-------------------------------        ----------------------------------------
                                         1998            1997           1996
                                         ----            ----           ----
Monthly basic plus service rate        $  31.57        $  29.13        $  25.89
Basic subscribers                       168,388         165,846          73,852
Pay units                               235,718         216,708         134,975

* The Prince Georges County, Maryland system includes the South Prince Georges County system (acquired in February 1996) and the North Prince Georges County system (acquired in January 1997).

ALEXANDRIA, VIRGINIA                                   At 12/31
--------------------                    ---------------------------------------
                                          1998           1997            1996
                                          ----           ----            ----
Monthly basic plus service rate         $ 30.88         $ 27.93         $ 24.98
Basic subscribers                        43,097          41,137          40,525
Pay units                                34,299          31,926          33,387


PRINCE WILLIAM COUNTY, VIRGINIA *                       At 12/31
-------------------------------         ---------------------------------------
                                           1998            1997           1996
                                           ----            ----           ----
Monthly basic plus service rate         $   30.97        $ 28.17        $ 25.57
Basic subscribers                          98,651         95,725         92,951
Pay units                                 101,730         97,042         91,007

* The Prince William County, Virginia system includes the Dale City system (acquired in November 1995), the Manassas system (acquired in January 1996) and the Reston system (acquired in February 1996).

SYSTEMS OWNED BY JONES CABLE HOLDINGS II, INC.
----------------------------------------------

PIMA COUNTY, ARIZONA                                       At 12/31
--------------------                       -------------------------------------
                                             1998           1997          1996
                                             ----           ----          ----
Monthly basic plus service rate            $  27.25       $  26.45      $ 25.80
Basic subscribers                            64,641         62,364       59,434
Pay units                                    31,919         35,532*      38,898*

* The Pima County system had a successful promotion of pay channels in late 1996, resulting in a significant increase in pay units in 1996. The promotion was discontinued in 1997, and the system was unable to maintain the increase experienced in 1996.

PALMDALE, CALIFORNIA*                       At 12/31
---------------------                       --------
                                              1998
                                              ----
Monthly basic plus service rate              $ 19.00
Basic subscribers                             65,465
Pay units                                     56,640


*  The Palmdale System was acquired in December 1998.

AUGUSTA, GEORGIA                                       At 12/31
----------------                      ----------------------------------------
                                          1998           1997           1996
                                          ----           ----           ----
Monthly basic plus service rate         $  29.63        $ 27.68        $ 25.73
Basic subscribers                         91,557         89,170         85,816
Pay units                                 74,867         73,307         70,619

HINESVILLE, GEORGIA*                       At 12/31
--------------------                       --------
                                             1998
                                             ----
Monthly basic plus service rate             $ 28.31
Basic subscribers                            22,964
Pay units                                    13,145

*    The Hinesville System was acquired in December 1998.

SAVANNAH, GEORGIA*                                         At 12/31
------------------                       --------------------------------------
                                             1998           1997         1996
                                             ----           ----         ----
Monthly basic plus service rate             $ 26.29        $ 24.17      $ 23.94
Basic subscribers                            66,999         66,184       62,780
Pay units                                    42,818         40,428       36,629

*    The Savannah System was acquired in April 1996.

INDEPENDENCE, MISSOURI*                           At 12/31
-----------------------                  -------------------------
                                             1998           1997
                                             ----           ----
Monthly basic plus service rate            $ 26.92         $ 25.92
Basic subscribers                           90,623          87,070
Pay units                                   70,420          63,481

*    The Independence System was acquired in August 1997.

ALBUQUERQUE, NEW MEXICO*                    At 12/31
------------------------                    --------
                                              1998
                                              ----
Monthly basic plus service rate             $  28.98
Basic subscribers                            113,751
Pay units                                     60,885

*    The Albuquerque System was acquired in June 1998.

GRANTS, NEW MEXICO*                         At 12/31
-------------------                         --------
                                              1998
                                              ----
Monthly basic plus service rate               $28.02
Basic subscribers                              3,921
Pay units                                      1,376

*    The Grants System was acquired in December 1998.

SOCORRO, NEW MEXICO*                        At 12/31
--------------------                        --------
                                              1998
                                              ----
Monthly basic plus service rate               $22.95
Basic subscribers                              2,342
Pay units                                      1,256

*    The Socorro System was acquired in December 1998.

SYSTEMS OWNED BY JONES INTERCABLE, INC.
-----------------------------------------

OXNARD, CALIFORNIA*                                       At 12/31
-------------------                      -------------------------------------
                                             1998         1997          1996
                                             ----         ----          ----
Monthly basic plus service rate             $ 25.45      $ 23.40       $ 21.15
Basic subscribers*                           32,449       35,985        40,134
Pay units*                                   18,135       24,234        28,701

* The reduction in the number of basic subscribers and pay units is due to an ongoing overbuild of the system.

CELEBRATION, FLORIDA*                                     At 12/31
---------------------                    ------------------------------------
                                            1998         1997           1996
                                            ----         ----           ----
Monthly basic plus service rate            $22.44       $20.94         $20.94
Basic subscribers                             709          428            186
Pay units                                     417          281            108

* The system is being constructed concurrently with the construction of the community.

PANAMA CITY BEACH, FLORIDA                                 At 12/31
--------------------------               -----------------------------------
                                             1998         1997         1996
                                             ----         ----         ----
Monthly basic plus service rate             $23.10       $23.10       $21.10
Basic subscribers*                           7,119        7,072        7,248
Pay units*                                   6,853        7,076        7,251

* The reduction in the number of basic subscribers and pay units is due to an ongoing overbuild of the system.

MANITOWOC, WISCONSIN*                             At 12/31
---------------------                             --------
                                             1998           1997
                                             ----           ----
Monthly basic plus service rate             $ 24.40        $ 22.61
Basic subscribers                            12,094         11,954
Pay units                                     6,680          7,151

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

     In August 1997, the Company moved for summary judgment in its favor on the ground that plaintiffs did not make demand on the Company for the relief they seek before commencing their lawsuits or show that such a demand would have been futile. In January 1998, the Court (1) held that plaintiffs did not make demand before commencing their lawsuits or show that such demand would have been futile, (2) stayed the consolidated case and vacated the February 1998 trial date, (3) ordered that plaintiffs make a demand on the Company and that the Company appoint an independent counsel to review, consider and report on that demand, (4) ordered that the independent counsel be appointed at the March 1998 meeting of the Company's Board of Directors and (5) ordered that the independent counsel be subject to the approval of the court. The court set a new trial date for October 1998 in the event that the case was not resolved through the independent counsel process or otherwise. In March 1998, the Company's Board of Directors appointed an independent counsel. The plaintiffs did not object to the Company's choice, and the Court approved the Company's choice of independent counsel. During the period March through May 1998, the independent counsel met several times with the attorneys representing the plaintiffs and the Company, and he also reviewed a great quantity of written materials. The independent counsel issued his report on August 3, 1998, which concluded that the plaintiffs' claims are not meritorious and are not supported by a preponderance of the evidence. The independent counsel further determined that the Company "did not breach a fiduciary duty" owed to the plaintiffs or to the partnerships and the Venture and that the Company "did not commit any impropriety in connection with" the Venture's sale of the Tampa System. The independent counsel specifically found that the three appraisals of the Tampa System were independent and objective and met the requirements of the partnership agreements. He further noted that the Company had met its fiduciary duties of fairness and full disclosure to the partnerships and the Venture. On August 5, 1998, the Company moved to dismiss or for summary judgment in its favor based on the report of independent counsel, a motion the plaintiffs opposed. On September 11, 1998, the Court denied the Company's motion to dismiss or for summary judgment based on the report of independent counsel. The Court then set a new trial date for May 3, 1999. The Company subsequently submitted a motion for reconsideration of the Court's denial of the Company's motion to dismiss or for summary judgment based on the report of the independent counsel. The Court has denied such motion. The Company then filed an interlocutory appeal of the Court's rulings to the Colorado Supreme Court. On February 1, 1999, the Colorado Supreme Court issued an Order requiring the plaintiffs to show cause why the Company's request for dismissal or summary judgment should not be granted, and staying all proceedings in the trial court until the Company's appeal is resolved.

Palmdale Litigation
-------------------

     In December 1998, City Partnership Co. ("Plaintiff"), a limited partner of Fund 12-C and Fund 12-D, filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 98-CV-4493) naming the Company as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of Fund 12-B, Fund 12-C and Fund 12-D, is challenging the terms of sale of the cable television system serving the communities in and around Palmdale and Lancaster, California (the "Palmdale System") to an affiliate of the Company. This case is in a very preliminary stage, but the Company believes that the terms of the sale were in accordance with the requirements of relevant limited partnership agreement provisions. The Company intends to defend this lawsuit vigorously.

Littlerock Litigation
---------------------

     In January 1999, City Partnership Co. ("Plaintiff"), a limited partner of Cable TV Fund 14-B, Ltd., filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 99-CV-0150) naming the Company as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of Cable TV Fund 14-B, Ltd., is challenging the terms of sale of the cable television system serving Littlerock, California (the "Littlerock System") to an affiliate of the Company. This case is in a very preliminary stage, but the Company believes that the terms of the sale were in accordance with the requirements of relevant limited partnership agreement provisions. The Company intends to defend this lawsuit vigorously.

Shareholder Litigation
----------------------

     In February 1998, BTH, the Company's largest shareholder, filed a lawsuit in the United States District Court for the District of Colorado against the Company, Jones International, Ltd. ("International"), Jones Internet Channel, Inc. ("JICI") and Glenn R. Jones. BCI Telecom Holding, Inc., plaintiff v. Jones
                                  ---------------------------------------------
Intercable, Inc., Jones International, Ltd., Jones Internet Channel, Inc. and
-----------------------------------------------------------------------------
Glenn R. Jones, defendants (U.S. District Court for the District of Colorado,
--------------------------
Civil Action No. 98-M-224). Mr. Jones is the Company's Chairman and Chief Executive Officer. International is owned by Mr. Jones, and it also is one of the Company's largest shareholders. JICI is a wholly owned subsidiary of International. BTH, the Company, International and Mr. Jones are parties to a Shareholders Agreement dated as of December 20, 1994 (the "Shareholders Agreement").

     In its complaint, BTH alleged that the defendants violated the Shareholders Agreement and certain duties allegedly owed to BTH, and conspired with each other to do so. More specifically, BTH claimed that under the Shareholders Agreement, the offering of the service known as the "Internet Channel" to the Company's subscribers, and any affiliation agreement between the Company and JICI for the provision of the Internet Channel service, could not proceed without approval of a specific group of directors of the Company, including the three directors designated by BTH. BTH also maintained, in connection with the relationship and proposed affiliate agreement between the Company and JICI, that the defendants breached a provision of the Shareholders Agreement defining the "core business" of the Company. In addition to damages, BTH sought an injunction prohibiting the Company from making the Internet Channel available to additional subscribers and from entering into an affiliate agreement with JICI for the Internet Channel, as well as other equitable relief. On May 5, 1998, the Court permanently enjoined the Company and the other defendants in this civil action from proceeding further with any expansion of the Internet Channel, or any similar internet service provider business, without the approval of the unrelated directors of the Company. All defendants except the Company appealed the decision to the U.S. Tenth Circuit Court of Appeals.

     In connection with the agreements entered into among the Company, International, BTH and Comcast relating to the acquisition and exercise by Comcast of BTH's option to acquire 2.9 million shares of the Company's Common Stock, the parties have agreed to dismiss the pending litigation between BTH, International, Mr. Jones and the Company, and International and certain of its affiliates have agreed to dismiss the appeal which is pending of the Order entered against them in such litigation.

     In March 1998, Leslie Susser, a minority shareholder of the Company, filed a shareholder derivative action in the United States District Court for the District of Colorado against Glenn R. Jones and seven other directors of the Company. Leslie Susser, plaintiff v. Glenn R. Jones, James J. Krejci, James B.
         --------------------------------------------------------------------
O'Brien, Howard O. Thrall, Raphael M. Solot, Robert E. Cole, Sanford Zisman and
-------------------------------------------------------------------------------
Donald L. Jacobs, defendants and Jones Intercable, Inc., nominal defendant (U.S.
--------------------------------------------------------------------------
District Court for the District of Colorado, Civil Action No. 98-M-616). In its complaint, the plaintiff alleges that the defendants have violated certain fiduciary and other duties allegedly owed to the Company and its shareholders in connection with the Company's offering of the Internet Channel service. The allegations raised in this complaint are similar to those raised by BTH in its complaint. The plaintiff seeks certain equitable relief and damages.

     In connection with this litigation, the Company has determined, based on the opinion of outside legal counsel, that all of the statutory requirements for the advancement of reasonable legal fees and expenses to the defendants have been met. Notice of such determination was previously given to all shareholders.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

     The annual meeting of the shareholders of the Company was held on October 20, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. As of the close of business on September 15, 1998, the record date for the determination of stockholders to vote at the meeting, the total number of shares of the Company's Common Stock issued and outstanding and entitled to vote at the meeting was 5,113,021, and the total number of shares of the Company's Class A Common Stock issued and outstanding and entitled to vote at the meeting was 35,985,642.

Proposal 1.  Election of Directors
----------------------------------

     There was no solicitation in opposition to the nominees for director listed in the proxy statement and all of such nominees were elected at the meeting. Each share of Common Stock and Class A Common Stock had one vote in the election of the directors to be elected by that class. Following is a tabulation of the vote with respect to each nominee to the office:

Class A Directors
-----------------
Nominee                           Votes For                    Votes Against
-------                           ---------                    -------------
William E. Frenzel                29,647,350                        379,963
Donald L. Jacobs                  29,647,555                        379,758
Robert Kearney                    29,647,603                        379,710
Robert B. Zoellick                29,647,455                        379,858


Common Directors
----------------
Nominee                           Votes For                    Votes Against
-------                           ---------                    -------------
Glenn R. Jones                    4,307,232                        146,085
Josef J. Fridman                  4,307,932                        145,385
Robert E. Cole                    4,307,632                        145,685
James J. Krejci                   4,307,632                        145,685
James B. O'Brien                  4,307,632                        145,685
Raphael M. Solot                  4,307,632                        145,685
Howard O. Thrall                  4,307,592                        145,785
Siim A. Vanaselja                 4,307,932                        145,385
Sanford Zisman                    4,307,632                        145,685


Proposal 2.  Ratification of the Selection of Auditors
------------------------------------------------------

Holders of Common Stock and holders of Class A Common Stock voted as a single class; the holders of Common Stock had one vote for each share and the holders of Class A Common Stock had one-tenth of a vote for each share held. Following is a tabulation of the vote:

Votes For                         Votes Against                Abstentions
---------                         -------------                -----------
7,350,827                         4,857                        2,236


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

                              Common Stock - JOIN
                         Class A Common Stock - JOINA

     The following table shows the high and low prices as quoted on the NASDAQ National Market

System for each quarterly period of the years ended December 31, 1997 and 1998 for each class of the Company's stock:

                                               Common Stock                Class A Common Stock
                                               ------------                --------------------
Year Ended 12/31/97                        High            Low             High            Low
                                           ----            ---             ----            ---
   First Quarter                          10 7/8           9 1/2         11               9 1/8
   Second Quarter                         13 7/8           9 1/4         13 3/8           8 1/4
   Third Quarter                          13 1/2          10 3/4         13 11/16        10 1/2
   Fourth Quarter                         17 1/2          12 1/8         18 1/8          12 3/8

                                               Common Stock                Class A Common Stock
                                               ------------                --------------------
Year Ended 12/31/98                        High            Low             High            Low
                                           ----            ---             ----            ---
   First Quarter                          17 3/4         13 7/8           18 1/4          14 3/8
   Second Quarter                         26 3/8         17 1/8           26 7/8          17 1/8
   Third Quarter                          31 1/8         22               31 1/4          21 1/8
   Fourth Quarter                         35 7/16        22 1/4           35 7/8          21 7/8

     At December 31, 1998, the Common Stock and Class A Common Stock of the Company were held of record by 590 and 1,251 shareholders, respectively.

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

   Holders of Class A Common Stock have limited voting rights compared to the holders of Common Stock. In all circumstances where the shareholders vote together as a single class, the holders of Class A Common Stock are entitled to one-tenth of a vote per share and the holders of Common Stock are entitled to one vote per share. In addition, the Company's Articles of Incorporation provide that the holders of Class A Common Stock, voting as a separate class, are entitled to elect 25% of the membership of the Board of Directors, and that the holders of Common Stock, voting as a separate class, are entitled to elect 75% of the membership of the Board of Directors. Glenn R. Jones, the Chairman and Chief Executive Officer of the Company, beneficially owns 57% of the voting power of the outstanding Common Stock and 37% of the total voting power of the outstanding Class A Common Stock and Common Stock combined. Thus, Mr. Jones has the power to elect the majority of the members of the Company's Board of Directors and to otherwise effectively control all matters requiring shareholder approval. In addition, BTH beneficially owns

36% of the voting power of the outstanding Class A Common Stock and 15% of the voting power of the Class A Common Stock and Common Stock combined. Also, BTH holds options to purchase the Control Shares from Mr. Jones and certain of his affiliates, which, if and when exercised, would afford BTH effective control of the Company. Pursuant to various agreements all dated August 12, 1998 among Mr. Jones, International and certain of its affiliates, BTH and Comcast, Comcast acquired the right to purchase the Control Shares. See Item 1, Comcast Corporation's Planned Acquisition of the Control Shares of the Company.

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

                                                 1998          1997          1996           1995         1994
                                             -----------   -----------   ------------   -----------   -----------
                                                             (in thousands except per share data)
REVENUES:
 Cable Television Revenue
   Subscriber service fees                   $   401,371   $   333,826   $    248,626   $   135,350   $   103,335
   Management fees                                12,284        17,253         19,104        21,462        17,952
   Distributions and Brokerage Fees               41,780         2,768         15,483            -             -
 Non-cable Revenue                                 5,294         8,741         28,497        32,026        10,602
                                             -----------   -----------   ------------   -----------   -----------

TOTAL REVENUES                                   460,729       362,588        311,710       188,838       131,889
                                             -----------   -----------   ------------   -----------   -----------

COSTS AND EXPENSES:
 Cable Television Expenses
   Operating expenses                            200,739       174,967        131,529        77,638        55,196
   General and administrative                     25,843        19,642         16,586         8,284         8,120
 Non-cable operating, general and
   administrative                                  6,009         9,297         28,410        32,382        11,810
Depreciation and amortization                    204,746       175,839        131,186        55,805        45,585
                                             -----------   -----------   ------------   -----------   -----------

OPERATING INCOME (LOSS)                      $    23,392   $   (17,157)  $      3,999   $    14,729   $    11,178
                                             ===========   ===========   ============   ===========   ===========
LOSS BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEMS                     $   (80,418)  $   (41,764)  $    (62,660)  $   (21,024)  $    (8,691)
INCOME TAX BENEFIT                                    -          3,275             -             -             -
                                             -----------   -----------   ------------   -----------   -----------
LOSS BEFORE
 EXTRAORDINARY ITEMS                             (80,418)      (38,489)       (62,660)      (21,024)       (8,691)

Extraordinary items- Loss on early
 extinguishment of debt, net of tax                   -        (13,459)            -           (692)           -
                                             -----------   -----------   ------------   -----------   -----------

NET LOSS                                     $   (80,418)  $   (51,948)  $    (62,660)  $   (21,716)  $    (8,691)
                                             ===========   ===========   ============   ===========   ===========

LOSS PER SHARE:
  Loss before extraordinary items            $     (1.96)  $     (1.11)  $      (2.00)  $      (.67)  $      (.45)
  Extraordinary items                                 -           (.39)            -           (.02)           -
                                             -----------   -----------   ------------   -----------   -----------

                                             $     (1.96)  $     (1.50)  $      (2.00)  $      (.69)  $      (.45)
                                             ===========   ===========   ============   ===========   ===========
LOSS PER SHARE - assuming dilution
  Loss before extraordinary items            $     (1.96)  $     (1.11)  $      (2.00)  $      (.67)  $      (.45)
  Extraordinary items                                 -           (.39)            -           (.02)           -
                                             -----------   -----------   ------------   -----------   -----------

                                             $     (1.96)  $     (1.50)  $      (2.00)  $      (.69)  $      (.45)
                                             ===========   ===========   ============   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING               40,933        34,610         31,372        31,270        19,517
                                             ===========   ===========   ============   ===========   ===========
TOTAL ASSETS                                 $ 1,731,093   $ 1,371,371   $  1,134,129   $   860,499   $   608,289
                                             ===========   ===========   ============   ===========   ===========
TOTAL DEBT                                   $ 1,462,707   $ 1,024,732   $    806,147   $   492,714   $   281,578
                                             ===========   ===========   ============   ===========   ===========
SHAREHOLDERS' INVESTMENT                     $   155,605   $   228,518   $    235,307   $   292,795   $   271,284
                                             ===========   ===========   ============   ===========   ===========

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     FINANCIAL CONDITION

     The Company is engaged primarily in the cable television business, operating cable systems for itself and for its managed partnerships. The Company owns and manages cable television systems totaling approximately 1,200,000 basic subscribers. As of December 31, 1998, on a pro forma basis for all pending acquisitions of cable television systems by the Company and pending sales of cable television systems owned by managed partnerships, the Company served approximately 1,015,000 basic subscribers. The pending sales and acquisitions are expected to be completed by April 1999. Key elements of the Company's operating strategy include increasing the number of owned subscribers clustered in attractive demographic areas and increasing penetration and revenues per subscriber by targeted marketing, superior customer service and the maintenance of high technical standards.

     Over the last several years, the Company has taken significant steps to simplify its corporate structure. This process has included the sale of cable television systems owned by certain managed partnerships to either the Company or to third parties and the divestiture of certain of the Company's non-strategic assets. As a result of this strategy, on a pro forma basis for all pending cable television system acquisitions and sales, 100% of total subscribers would have been owned by the Company as of December 31, 1998, compared to 23% in June 1995. During this process, the Company has also made significant progress in clustering its owned subscribers in two primary groups of cable systems. The Company's Virginia/Maryland cluster, owned by JCH, is based primarily on geography. The Company's suburban cluster, owned by JCH II, is based on similar market and operating characteristics, rather than geography. These clusters represent approximately 95% of Company-owned subscribers. The Company believes that its clustering strategy should allow it to obtain both economies of scale and operating efficiencies, for example in areas such as marketing, administrative and capital expenditures.

     The Company is in the final stages of liquidating its managed partnerships as such partnerships have achieved their investment objectives and as opportunities for sales of partnership cable television systems have arisen in the marketplace. In accordance with this strategy, nineteen partnership-owned cable television systems serving approximately 494,000 subscribers were sold during 1998 (including the Albuquerque System, the Palmdale System, the Socorro System and the Grants System, which in total serve approximately 185,000 subscribers, that were purchased by the Company). In addition, all remaining partnership-owned cable television systems serving approximately 206,000 subscribers (including the Littlerock System which was purchased by the Company in January 1999 and the Calvert County System which is to be purchased by the Company in April 1999) are currently under contract to be sold. The Company expects to complete its transformation from a management company to an operating company in April 1999.

     The Company also intends to maintain and enhance the value of its current cable television systems through capital expenditures. Such expenditures will include, among others, cable television plant extensions and the upgrade and rebuild of certain systems. The Company also intends to institute new services as they are developed and become economically viable.

     In implementing the Company's acquisition strategy, the Company acquired the Albuquerque System in June 1998 for $214,863,267, which was funded from borrowings under JCH II's credit facility. The Albuquerque System's operating characteristics are similar to the other systems owned by JCH II. The Company acquired the Palmdale System in December 1998 for $115,929,950, which was funded by borrowings under JCH II's credit facility. The Palmdale System's operating characteristics are similar to the other systems owned by JCH II. The Company acquired the Hinesville System in December 1998 for $48,000,000, which was funded by borrowings under JCH II's credit facility, because it is contiguous to the Company's Savannah System. Also in December 1998, the Company acquired the Grants System and the Socorro System for a total of $8,344,097, because they are in relatively close proximity to the Albuquerque System. The purchase of the Grants System and the Socorro System was funded by borrowings under JCH II's credit facility. In January 1999, the Company acquired the Littlerock System for $10,720,400 because it is contiguous to the Palmdale System. The purchase of the Littlerock System was funded by borrowings under JCH II's credit facility. In addition, the Company has entered into an agreement to purchase the Calvert County System for $39,388,667 because it is contiguous to the Company's Virginia/Maryland Cluster. This transaction is expected to close in April 1999. Funding for this acquisition is expected to be provided by borrowings under the JCH's credit facility. These acquisitions are described in detail in Note 2 of the Notes to Consolidated Financial Statements.

     The Company purchased property, plant and equipment totaling approximately $174,099,000 during 1998. Of the capital expenditures, $160,577,000 is principally for the upgrade and rebuild of the cable plant in the Company's cable television systems in Virginia/Maryland; Savannah, Georgia; Independence, Missouri and Oxnard, California and new extension projects, drop materials, converters and various maintenance projects in all of the Company's cable television systems. Approximately $13,522,000 of the expenditures was for the deployment of telephone service in the Virginia/Maryland Cluster. Funding for these capital expenditures was provided by cash generated from operations and borrowings available under the Company's credit facilities. Estimated capital expenditures for 1999 are approximately $200,000,000. Funding for such expenditures is expected to be provided by cash generated from operations and borrowings available under the Company's credit facilities, as discussed below.

     Sources of Funds
     ----------------

     The Company's main sources of capital consist of cash generated from operations and borrowings available under two revolving credit facilities, one
for JCH and one for JCH II.   Each revolving credit facility has maximum
available borrowings of $600 million. In addition, the Company has an effective registration statement which allows the Company to access the public debt and equity markets at its discretion.

     The $600 million JCH revolving credit facility is a reducing revolving credit facility. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity date of December 31, 2004. The maximum amount available will be reduced to $555,000,000 at December 31, 1999. The balance outstanding on JCH's revolving credit facility at December 31, 1998 was $340,000,000.

     The $600 million JCH II Revolving Credit Facility consists of a $300 million reducing revolving credit facility and a $300 million term loan. The reducing revolving credit facility allows for borrowings through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The term loan is payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The balance outstanding on the JCH II Revolving Credit Facility at December 31, 1998 was $370,000,000. Of this amount $300,000,000 was borrowed under the term loan portion of the facility and $70,000,000 was borrowed under the reducing revolving portion of the facility.

     In April 1998, the Company issued and sold $200,000,000 of its 7 5/8% Senior Notes due April 15, 2008. Proceeds from the sale of the Senior Notes were used to repay amounts then outstanding under the revolving credit facilities of the Company's subsidiaries.

     The Company, in its capacity as the general partner of its managed partnerships, may from time to time receive general partner distributions upon the sale of cable television systems owned by such partnerships. The Company received general partner distributions totaling $8,100,000 from Cable TV Funds 12-B, 12-C and 12-D related to the sale of the Cable TV Fund 12-BCD Venture's Albuquerque System in June 1998. In July 1998, the Company received a general partner distribution of $13,713,600 from Cable TV Fund 12-A related to the sale of the Fort Myers System by Cable TV Fund 12-A. In September 1998, the Company received a general partner distribution of $1,976,400 from Jones Cable Income Fund 1-A related to the sale of the Owatonna, Minnesota system by Jones Cable Income Fund 1-A. In December 1998, the Company received general partner distributions of $22,275,250 from Cable TV Funds 12-B, 12-C and 12-D related to the sale of the Cable TV Fund 12-BCD Venture's Palmdale System, $15,931,000 from Cable TV Fund 12-A relating to the sale of the Orland Park and Park Forest, Illinois cable television systems, $1,005,000 for IDS/Jones Growth Partners 87-A relating to the sale of the Roseville, California cable television system and $1,715,500 from Spacelink Fund 3 relating to the sale of the Socorro and Grants, New Mexico cable television systems. In addition, the Company, through The Intercable Group, Ltd., f/k/a The Jones Group, Ltd., a wholly owned subsidiary, has earned brokerage fees upon the sale of the managed partnerships' cable television systems to third parties. During 1998, the Company earned brokerage fees, net of expenses, of $9,154,000.

     The Company has sufficient sources of capital available, consisting of cash generated from operations and available borrowings from its credit facilities, to fund its committed acquisition requirements and to meet its operational needs.

     Anticipated Change In Control
     -----------------------------

     On August 12, 1998, the Company, International, BTH and Comcast announced that agreements have been entered into that will accelerate the exercise of the option to purchase controlling interest in the Company by Comcast. Details of these agreements and costs associated with the change in control are described in Note 1 of the Notes to Consolidated Financial Statements. The closing of the exercise of the option is expected to occur in March 1999.

     Impact of the Year 2000 Issue
     -----------------------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00". This problem could cause system failure or miscalculations causing disruptions of business processes.

     The Company is undertaking an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the Company has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

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

     RESULTS OF OPERATIONS

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
     ---------------------------------------------------------------------

     Revenues

     The Company derives its revenues from four sources: subscriber service fees from Company-owned cable television systems, management fees from managed partnerships, fees and distributions paid upon the sale of certain cable television properties owned by managed partnerships and revenues from non-cable television subsidiaries.

     Total revenues for the year ended December 31, 1998 totaled $460,729,000, an increase of $98,141,000, or 27%, over the total of $362,588,000 for the year ended December 31, 1997. This increase reflects the Company's acquisition of the following cable television systems: the North Prince Georges County System on January 31, 1997; the Annapolis System on April 15, 1997; the Manitowoc System on June 30, 1997; the Independence System on August 31, 1997 and the Albuquerque System on June 30, 1998 (the "Acquired Systems") as well as an increase in general partner distributions and brokerage fees relating to the sale of partnership-owned cable television systems. The increase in revenues would have been greater but for the following: (i) the reduction in 1998 non-cable revenue due to the sale of a non-cable subsidiary in 1998; (ii) a decrease in management fees due to the sales of certain cable television systems owned by managed partnerships; and (iii) the sale of the Walnut Valley System in August 1997. Adjusting for the effect of the Acquired Systems, the general partner distributions and brokerage fees, the sale of the non-cable subsidiary, the decrease in management fees and the sale of the Walnut Valley System (the "Pro Forma Adjustments"), total revenues would have increased $23,832,000, or 6%.

     The Company's subscriber service fees for the year ended December 31, 1998 totaled $401,371,000, an increase of $67,545,000, or 20%, over the total of $333,826,000 for the year ended December 31, 1997. The acquisition of the Acquired Systems accounted for $44,286,000, or 66%, of the increase in subscriber service fees. With the Pro Forma Adjustments, subscriber service fees would have increased $23,259,000, or 6%. This increase was due primarily to an increase in the number of basic subscribers and basic service rate adjustments in the cable television systems owned by the Company. Disregarding the effect of acquisitions made by the Company during 1998, basic subscribers increased 14,500, an increase of 1.9%.

     The Company receives management fees generally equal to 5% of the gross operating revenues of its managed limited partnerships. Management fees totaled $12,284,000 in 1998, a decrease of $4,969,000, or 29%, over the total of
$17,253,000 reported in 1997. The sale of certain systems owned by managed partnerships during 1998 and 1997 caused this decrease. When the Company completes the liquidation of its managed partnerships in April 1999, management fees will no longer be a source of revenue for the Company. On a pro forma basis, management fees would have increased $520,000, or 4%. This increase was due to the revenue growth from basic rate adjustments and increases in the subscriber base of the remaining systems owned by managed partnerships. This source of revenue will be eliminated after the sale of all systems owned by managed partnerships.

     In its capacity as the general partner of its managed partnerships, the Company may receive general partner distributions upon the sale of certain cable television properties owned by such partnerships. The Company received general partner distributions totaling $32,626,000 upon the sales of cable television systems by Cable TV Fund 12-A, Jones Cable Income Fund 1-A and IDS/Jones Growth Partners 87-A. In addition, the Company received general partner distributions totaling $32,090,000 in 1998 relating to systems purchased by the Company from Cable TV Fund 12-BCD Venture and Spacelink Fund 3 which reduced the Company's basis in the assets acquired. No such revenue was received in 1997. In addition, The Intercable Group, Ltd., has earned brokerage fees upon the sale of certain managed cable television systems to third parties. The Company earned brokerage fees, net of expenses, of $9,154,000 during 1998. Brokerage fees, net of expenses, of

$2,768,000 were earned in 1997. Both of these sources of revenue will be eliminated after the liquidation of the managed partnerships is complete.

     The Company also operates Jones Futurex, Inc. ("Futurex"), a manufacturer of various electronic components. Futurex revenues totaled $5,294,000 in 1998, a decrease of $3,447,000, or 39%, over the $8,741,000 recognized in 1997. This decrease was primarily due to the sale of the contract manufacturing division of Futurex in May 1998.

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

     Cable operating expenses totaled $200,739,000 for the year ended December 31, 1998, an increase of $25,772,000, or 15%, over the total of $174,967,00 for the year ended December 31, 1997. The acquisition of the Acquired Systems accounted for $25,395,000, or 99%, of this increase. With the Pro Forma Adjustments, cable operating expenses would have increased $377,000, or less than 1%, for 1998 compared to 1997. This increase was due primarily to increases in basic and tier programming costs which was offset, in part, by reductions in expenses due to operating efficiencies.

     Cable general and administrative expenses totaled $25,843,000 for the year ended December 31, 1998, an increase of $6,201,000, or 32%, over the total of $19,642,000 for the year ended December 31, 1997. This increase was due to the effect of the Acquired Systems. With the Pro Forma Adjustments, cable general and administrative expenses would have increased $3,587,000, or 16%, for 1998. As the Company has acquired cable television systems for its own account and has sold cable television systems owned by managed partnerships, and thereby has transitioned from a management company to an operating company, the Company's proportionate percentage of total general and administrative expenses has increased.

     Non-cable operating, general and administrative expenses totaled $6,009,000 for the year ended December 31, 1998, a decrease of $3,288,000, or 35%, over the total of $9,297,000 for the year ended December 31, 1997. This decrease was primarily due to the sale of Futurex's contract manufacturing business.

     Depreciation and amortization expense totaled $204,746,000 for the year ended December 31, 1998, an increase of $28,907,000, or 16%, over the total of $175,839,000 for the year ended December 31, 1997. Depreciation and amortization relating to the Acquired Systems was primarily responsible for this increase.

     Operating Income

     The Company recognized operating income of $23,392,000 for the year ended December 31, 1998 compared to an operating loss of $17,157,000 for the year ended December 31, 1997. This change was due primarily to the increase in general partner distributions in 1998 as compared to 1997.

     The cable television industry generally measures the performance of a cable television company in terms of cash flow or operating income before depreciation and amortization. The value of a cable television company is often expressed using multiples of cable television system cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $228,138,000 for the year ended December 31, 1998, an increase of $69,456,000, or 44%, over the total of $158,682,000 for the year ended December 31, 1997. The effect of the Acquired Systems as well as the general partner distributions were primarily responsible for this increase.

     Other Income (Expense)

     Interest expense totaled $94,865,000 for the year ended December 31, 1998, an increase of $8,101,000, or 9%, over the total of $86,764,000 for the year ended December 31, 1997. This increase was due to higher outstanding balances on the Company's interest bearing obligations. Borrowings were used to fund the acquisition of the Acquired Systems.

     Interest income totaled $2,424,000 for the year ended December 31, 1998, an increase of $973,000, or 67%, over the total of $1,451,000 for the year ended December 31, 1997. This increase was due to interest received on a note from one of the Company's managed partnerships.

     Equity in income of affiliated entities totaled $1,372,000 for the year ended December 31, 1998. Equity in losses of affiliated entities totaled $3,804,000 for the year ended December 31, 1997. This change was due primarily to the recognition of income of the managed partnerships, due to the sale of certain managed systems.

     The Company recognized losses on the sale of assets totaling $3,616,000 for the year ended December 31, 1998 related to the sale of the contract manufacturing division of Futurex. The Company recognized gains totaling $70,232,000 in 1997, including the $44,563,000 gain on the sale of its Cable & Wireless Communications plc ("CWC") shares, the $2,979,000 gain on the redemption of Jones Global Group shares, the $1,854,000 gain from insurance and sale proceeds relating to the Company's aircraft and the $20,836,000 gain from the sale of the Walnut Valley System.

     The Company recognized a loss on the early extinguishment of debt totaling $13,459,000 in 1997 related to the redemption of its 11.5% Debentures. No similar losses were recorded in 1998.

     Net loss totaled $80,418,000 for the year ended December 31, 1998, an increase of $28,470,000, or 55%, over the total loss of $51,948,000 for the year ended December 31, 1997. This increase was due to the gains on the sale of assets recognized in 1997.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Interest Rate Risk

      The Company uses fixed and variable rate long term debt to partially finance capital expenditures. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company manages this risk by issuing fixed rate debt when business conditions and market conditions are favorable. In addition, the Company enters into interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of December 31, 1998, the Company had interest rate swap agreements covering notional principal of $400,000,000 that expire between January 2000 and March 2008 that fix the interest rate between 5.3% and 7.64%. The Company believes that such swap agreements have no significant fair value at December 31, 1998. The table below provides information on the Company's long term debt.


                                           Expected Maturity
                                     ------------------------------------------------------------------------------------------
                                      1999      2000       2001        2002        2003    Thereafter    Total      Fair Value
                                     ------    ------    -------    --------    --------   ----------   --------    ----------
                                              (stated in thousands)
Fixed rate                           $2,237    $2,217    $ 2,217    $200,739    $      -    $545,297    $752,707     $807,548
Weighted average interest rate          8.9%      8.9%       8.9%        9.6%                    8.7%        8.9%

Variable Rate                        $    -    $    -     30,000     160,000     180,000     340,000    $710,000     $710,000
Weighted average interest rate                               6.1%        6.1%        6.1%        6.1%        6.1%

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO JONES INTERCABLE, INC.:


     We have audited the accompanying consolidated balance sheets of JONES INTERCABLE, INC. (a Colorado corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Intercable, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Denver, Colorado
February 17, 1999                          ARTHUR ANDERSEN LLP

CONSOLIDATED
BALANCE SHEETS                                                               Jones Intercable, Inc.
As of December 31, 1998 and 1997                                                   and Subsidiaries
---------------------------------------------------------------------------------------------------

ASSETS                                                          1998                   1997
                                                                   (Stated in Thousands)
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                                    $    2,586             $   3,595

RECEIVABLES:
 Trade receivables, net of allowance for
  doubtful accounts of $2,822,000 in 1998
  and $1,692,000 in 1997                                         26,884                28,686
 Affiliated entities                                              5,568                 7,783

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                       1,005,080               745,115
  Less - Accumulated depreciation                              (311,655)             (224,893)
                                                             ----------             ---------
                                                                693,425               520,222
 Franchise costs and other intangible assets,
  net of accumulated amortization of $376,339,000 in 1998
  and $285,212,000 in 1997                                      913,853               721,336

 Investments in affiliates and domestic cable
  television partnerships                                        19,724                24,568
                                                             ----------             ---------
TOTAL INVESTMENT IN CABLE TELEVISION PROPERTIES               1,627,002             1,266,126
                                                             ----------             ---------

DEFERRED TAX ASSET, net of valuation
 allowance of $88,436,000 in 1998 and
 $84,473,000 in 1997                                              7,137                 7,137

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                      61,916                58,044
                                                             ----------             ---------

TOTAL ASSETS                                                 $1,731,093             $1,371,371
                                                             ==========             ==========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED
BALANCE SHEETS                                                           Jones Intercable, Inc.
As of December 31, 1998 and 1997                                               and Subsidiaries
-----------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT                              1998          1997
                                                                     (Stated in Thousands)
-----------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                       $    109,599   $    115,189
  Subscriber prepayments and deposits                                   3,182          2,932
  Subordinated debentures and other debt                              752,707        553,732
  Credit facilities                                                   710,000        471,000
                                                                    ---------      ---------

TOTAL LIABILITIES                                                   1,575,488      1,142,853
                                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 11)

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 60,000,000
    shares authorized; 36,143,054 and 35,554,223
    shares issued at December 31, 1998 and 1997, respectively             361            356
  Common Stock, $.01 par value, 5,550,000 shares
    Authorized; 5,113,021 shares issued at December 31,
    1998 and 1997                                                          51             51
  Additional paid-in capital                                          495,116        487,616
  Accumulated deficit                                                (339,923)      (259,505)
                                                                    ---------      ---------

TOTAL SHAREHOLDERS' INVESTMENT                                        155,605        228,518
                                                                    ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                   $  1,731,093   $  1,371,371
                                                                    =========      =========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS                                           Jones Intercable, Inc.
For the years ended December 31, 1998, 1997 and 1996                                  and Subsidiaries
------------------------------------------------------------------------------------------------------

                                                                 1998          1997         1996
                                                             (In Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------------
REVENUES FROM OPERATIONS:
Cable Television Revenue
  Subscriber service fees                                  $    401,371   $  333,826   $  248,626
  Management fees                                                12,284       17,253       19,104
  Distributions and Brokerage Fees                               41,780        2,768       15,483
Non-cable Revenue                                                 5,294        8,741       28,497
                                                                -------      -------      -------
TOTAL REVENUES                                                  460,729      362,588      311,710
COSTS AND EXPENSES:
Cable Television Expenses
  Operating expenses                                            200,739      174,967      131,529
  General and administrative expenses (including
    approximately $6,646,000, $4,925,000 and $4,309,000
    of related party expenses during the years ended
    December 31, 1998, 1997 and 1996, respectively)              25,843       19,642       16,586
Non-cable operating, general and administrative                   6,009        9,297       28,410
Depreciation and amortization                                   204,746      175,839      131,186
                                                                -------      -------      -------
OPERATING INCOME (LOSS)                                          23,392      (17,157)       3,999
OTHER INCOME (EXPENSE):
Interest expense                                                (94,865)     (86,764)     (67,782)
Interest income                                                   2,424        1,451        3,758
Equity in income (loss) of affiliated entities                    1,372       (3,804)      (3,473)
Gain (Loss) on sale of assets                                    (3,616)      70,232        5,262
Other, net                                                       (9,125)      (5,722)      (4,424)
                                                                -------      -------      -------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                           (80,418)     (41,764)     (62,660)
Income tax benefit                                                    -        3,275            -
                                                                -------      -------      -------
LOSS BEFORE EXTRAORDINARY ITEM                                  (80,418)     (38,489)     (62,660)
EXTRAORDINARY ITEM:
Loss on early extinguishment of debt,
  net of related income taxes                                         -      (13,459)           -
                                                                -------      -------      -------
NET LOSS                                                   $    (80,418)  $  (51,948)  $  (62,660)
                                                                =======      =======      =======

Changes to arrive at Comprehensive Loss                               -      (47,272)       4,768
                                                                -------      -------      -------
COMPREHENSIVE LOSS                                         $    (80,418)  $  (99,220)  $  (57,892)
                                                                =======      =======      =======

LOSS PER SHARE:
LOSS BEFORE EXTRAORDINARY ITEM                             $      (1.96)  $    (1.11)  $    (2.00)
EXTRAORDINARY ITEM                                                    -         (.39)           -
                                                                -------      -------      -------
NET LOSS                                                   $      (1.96)  $    (1.50)  $    (2.00)
                                                                =======      =======      =======

LOSS PER SHARE-ASSUMING DILUTION
LOSS BEFORE EXTRAORDINARY ITEM                             $      (1.96)  $    (1.11)  $    (2.00)
EXTRAORDINARY ITEM                                                    -         (.39)           -
                                                                -------      -------      -------
NET LOSS                                                   $      (1.96)  $    (1.50)  $    (2.00)
                                                                =======      =======      =======

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON
  AND COMMON SHARES OUTSTANDING                                  40,933       34,610       31,372
                                                                =======      =======      =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' INVESTMENT                                                                                      Jones Intercable, Inc.
For the years ended December 31, 1998, 1997 and 1996                                                               and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        Unrealized
                                                                                         Holding
                             Class A  Common Stock      Common Stock     Additional      Gain on
                             --------------------  --------------------  Paid-In       Marketable   Accumulated
                               Shares  Amount        Shares   Amount     Capital       Securities      Deficit
                                                      (Stated in Thousands)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES, December 31, 1995    26,212   $    262         5,113  $   51  $  394,875      $ 42,504      $   (144,897)

Proceeds from stock options
  exercised                        52          1             -       -         142             -                 -

Class A Common Stock Grants         -          -             -       -         261             -                 -

Unrealized holding gain on
  marketable securities             -          -             -       -           -         4,768                 -

Net loss                            -          -             -       -           -             -           (62,660)
                              -------    -------       -------  ------  ----------      --------      ------------


BALANCES, December 31, 1996    26,264        263         5,113      51     395,278        47,272          (207,557)

Proceeds from stock options
  exercised                        90          1             -       -         567             -                 -

Proceeds from Class A stock
  offering                      9,200         92             -       -      91,510             -                 -

Class A Common Stock Grants         -          -             -       -         261             -                 -

Gain realized on marketable
  securities                        -          -             -       -           -       (47,272)                -

Net loss                            -          -             -       -           -             -           (51,948)
                              -------    -------       -------  ------  ----------      --------      ------------


BALANCES, December 31, 1997    35,554        356         5,113      51     487,616             -          (259,505)

Proceeds from stock options
  exercised                       589          5             -       -       7,283             -                 -

Class A Stock Option Grants         -          -             -       -         217             -                 -

Net loss                            -          -             -       -           -             -           (80,418)
                              -------    -------       -------  ------  ----------      --------      ------------

BALANCES, December 31, 1998    36,143   $    361         5,113  $   51  $  495,116      $      -      $   (339,923)
                              =======    =======       =======  ======  ==========      ========      ============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF
CASH FLOWS                                                                                                    Jones Intercable, Inc.
For the years ended December 31, 1998, 1997 and 1996                                                               and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------

                                                                            1998          1997          1996
                                                                                (Stated in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $   (80,418)  $   (51,948)  $   (62,660)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Extraordinary loss on early extinguishment
      of debentures, net of related income taxes                                 -        13,459             -
    Class A Common Stock option expense                                        218           261           261
    Loss (Gain) on sale of assets                                            3,616       (70,232)       (5,262)
    Deferred income tax benefit                                                  -        (3,275)            -
    Depreciation and amortization                                          204,746       175,839       131,186
    Equity in (income) losses of affiliated entities                        (1,372)        3,804         3,473
    Decrease (Increase) in restricted cash                                       -         1,016         5,341
    Decrease (Increase) in trade receivables                                 1,802       (10,941)        1,418
    Increase in receivables, deposits, prepaid expenses
      and other assets                                                     (13,832)       (4,107)      (18,529)
    Increase (Decrease) in accounts payable, accrued
      liabilities and subscriber prepayments and deposits                   (6,340)       25,446        17,672
                                                                          --------      --------      --------
Net cash provided by operating activities                                  108,420        79,322        72,900
                                                                          --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of cable television systems                                      (387,646)     (379,393)     (298,929)
Deposit on cable television systems                                              -             -       (12,000)
Proceeds from sale of assets                                                   350       142,991         5,262
Purchase of property and equipment                                        (174,099)     (133,598)      (95,900)
Other, net                                                                   4,489           932         4,133
                                                                          --------      --------      --------
Net cash used in investing activities                                     (556,906)     (369,068)     (397,434)
                                                                          --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                   793,000       570,500       506,000
Repayment of debt                                                         (554,000)     (442,500)     (193,000)
Proceeds from issuance of Class A Common Stock                                   -        91,602             -
Proceeds from Senior Note Offering, net                                    196,346       244,102             -
Proceeds from Class A Common Stock options                                   7,287           568           143
Decrease (increase) in accounts receivable from affiliated entities          2,215        (3,787)       10,315
Redemption of debentures                                                         -      (170,800)            -
Other, net                                                                   2,629         1,985           433
                                                                          --------      --------      --------
Net cash provided by financing activities                                  447,477       291,670       323,891
                                                                          --------      --------      --------

Increase (decrease) In Cash and Cash Equivalents                            (1,009)        1,924          (643)

Cash and Cash Equivalents, beginning of year                                 3,595         1,671         2,314
                                                                          --------      --------      --------

Cash and Cash Equivalents, end of year                                 $     2,586   $     3,595   $     1,671
                                                                          ========      ========      ========




          The accompanying notes to consolidated financial statements are an integral part of these statements.

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Jones Intercable, Inc. was formed in 1970 to own, operate and manage cable television systems. Jones Intercable, Inc. and its subsidiaries are referred to herein as the "Company." As of December 31, 1998, through a total of 23 owned and managed cable television systems, the Company served approximately 1.2 million subscribers in the United States. A majority of the Company's cable television systems are owned by the Company's wholly owned subsidiaries Jones Cable Holdings, Inc. ("JCH") and Jones Cable Holdings II, Inc. ("JCH II"). JCH owns and operates the cable television systems that comprise the Company's Virginia/Maryland cluster. The Virginia/Maryland cluster is comprised of: the Chesapeake Bay Group of cable systems that serve customers in communities in and around Anne Arundel County and Charles County, Maryland, including the City of Annapolis; the Prince Georges County, Maryland system that services all of Prince Georges County, Maryland; the Alexandria, Virginia system; and the Prince William County system that serves the communities of Dale City, Manassas and Reston, Virginia. JCH II owns and operates the Company's suburban cluster of cable systems serving areas in and around Augusta, Savannah and Hinesville, Georgia, Pima County, Arizona, Independence, Missouri, Albuquerque, New Mexico and Palmdale and Littlerock, California. The Company directly owns and operates the cable television systems serving Manitowoc, Wisconsin, Oxnard, California and Panama City Beach and Celebration, Florida.

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

     In May 1998, BTH announced its intention to sell approximately half of its shares of the Company's Class A Common Stock to Comcast Corporation ("Comcast"). Comcast ranks among the top five multiple system cable television operators in the United States serving approximately 4 million basic subscribers. BTH also announced its intention to grant to Comcast the right to acquire all of the Common Stock held by Jones International, Ltd. and its affiliates ("International") from BTH if and when BTH exercises its option to purchase such shares. BTH also announced its intention to sell to Comcast at the time that the option is exercised its remaining holdings of the Company's Class A Common Stock.

     On August 12, 1998, the Company, International, BTH and Comcast announced that agreements had been entered into that will accelerate the exercise of the option by Comcast, and allow for the early closing of the transaction between Comcast and BTH. In connection with the early exercise of the option, Comcast will pay to International and certain of its affiliates $200,000,000 for the approximately 2.9 million shares of Common Stock of the Company held by them. In addition, the Company has agreed to make certain payments to International and its affiliates in connection with the termination, effective as of the closing of the option exercise, of certain related party agreements between the Company, International, and its affiliates, including the termination of Mr. Jones' employment agreement with the Company and the termination of certain programming rights held by International pursuant to the Shareholders Agreement between the Company, International, Mr. Jones and BTH entered into in 1994. Also, in connection with the closing of the option exercise, and conditioned upon such closing occurring, the pending litigation between BTH, International, Mr. Jones and the Company will be dismissed and International and certain of its affiliates will dismiss the appeal which is pending of the order entered against them in such litigation.

     To facilitate an orderly change in control to Comcast, the Company has initiated a retention and severance program for its corporate associates who may be terminated due to change in control. The program provides incentives to corporate associates to remain with the Company until the change in control and through the subsequent 90-day transition period. The program provides for cash severance payments to associates that are terminated due to the change in control. Total costs associated with this program are expected to be approximately $30,000,000.

     The Company anticipates incurring $40,600,000 in restructuring costs, which will be recognized upon closing. Such costs include the cost of terminating Mr. Jones' employment contract, severance payments to corporate personnel, salaries during the 90-day transition period following the change in control and certain professional fees.

     The closing of the exercise of the option is expected to occur in March 1999. All necessary regulatory filings associated with this transaction have been made. Following such closing, Comcast would own approximately 12.8 million shares of Class A Common Stock, and approximately 2.9 million shares of Common Stock of the Company, representing approximately 37% of the economic and 47% of the voting interest in the Company. In addition, the Common Stock held by Comcast will allow it to elect 75% of the Board of Directors of the Company, and Comcast is expected to replace a majority of the existing Board of Directors with nominees of its choice effective as of the closing of the option exercise.

     Effective Registration Statement

     The Company has an effective registration statement relating to the sale of $500 million of senior debt securities, senior subordinated debt securities, subordinated debt securities and Class A Common Stock. The Company, from time to time, may issue securities not to exceed $500 million pursuant to this registration statement. In April 1998 the Company issued and sold $200,000,000 of its 7 5/8% Senior Notes due April 15, 2008 pursuant to this registration statement.

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

     Statements of Cash Flows

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Income taxes and interest paid during the periods presented are as follows:

                                               December 31,
                              ----------------------------------------------
                                        1998            1997            1996
                              ----------------------------------------------
     (Stated in Thousands)
     Income taxes                      $  -             $  -          $  -
                                       ========         ========      ========
     Interest                          $ 90,820         $ 86,584      $ 67,441
                                       ========         ========      ========


     Non-cash transactions:

      As described in Note 4, on April 25, 1997, the Company tendered its Bell Cablemedia plc ("Bell Cablemedia") shares in exchange for shares of Cable & Wireless Communications plc ("CWC"). As described in Note 4, on December 23, 1996, the Company redeemed 225 shares of Jones Global Group, Inc. ("Global Group") in exchange for a $8,950,188 note receivable. As described in Note 2, on June 14, 1996, the Company sold Jones Galactic Radio, Inc. ("Galactic Radio") to Global Group. The sales price of $17.2 million was paid in the form of 984,968 American Depositary Shares ("ADSs") of Bell Cablemedia. During 1998, 1997 and 1996, the Company recorded $217,000, $261,000 and $261,000, respectively, of Additional Paid-in Capital related to Class A Common Stock option grants as discussed in Note 9.

     Property, Plant and Equipment

     Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated service lives:

     Distribution systems including capitalized
      interest and operating expenses                  5-15 years
     Buildings                                         10-30 years
     Equipment and tools                               3-5 years
     Premium service equipment                         5 years
     Earth receive stations                            5-15 years
     Vehicles                                          3-4 years
     Other property, plant and equipment               3-5 years

     Franchise Costs

     Costs incurred in obtaining cable television franchises and other operating authorities are initially deferred and amortized over the lives of the franchises. Franchise rights acquired through purchase of cable television systems are stated at estimated fair value at the date of acquisition and amortized over the remaining terms of the franchises. Amortization is determined using the straight-line method over lives of one to 15 years.

     Cost in Excess of Interests in Net Assets Purchased

     The cost of acquisitions in excess of the fair values of net assets acquired is being amortized using the straight-line method over a 40-year life. The Company assesses the realizability of these assets through periodic independent appraisals. Any impairments are recognized as an expense in the Company's Consolidated Statements of Operations.

     Deferred Financing Costs

     Costs incurred in connection with the issuance of notes and debentures and the execution of revolving credit agreements are deferred and amortized using the effective interest method over the life of such issues and agreements.

     Distributions from Managed Partnerships

     Distributions earned by the Company as general partner of its managed partnerships from cable television properties sold by such partnerships to unaffiliated parties are recorded as revenues when received. Distributions earned by the Company as general partner of its managed partnerships from cable television properties sold by such partnerships to the Company are treated as a reduction of the purchase price of the cable television systems. Distributions earned by the Company as general partner of its managed partnerships from cable television properties sold by such partnerships to entities in which the Company has a continuing equity interest are treated as a reduction in the basis of the investment in the cable television system.

     Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" in 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. An unaudited reconciliation of the Company's net loss and comprehensive loss follows:

                                              For the year ended December 31,
                                           -------------------------------------
                                                   (stated in thousands)
                                                1998         1997         1996
                                                ----         ----         ----
Net loss, as reported                      $  (80,418)  $  (51,948)  $  (62,660)
Adjustments to arrive at comprehensive
  net loss
Change in unrealized holding gain on
  marketable securities                             -            -        4,768
Reclassification of comprehensive loss              -      (47,272)           -
                                              -------      -------      -------
Comprehensive loss                         $  (80,418)  $  (99,220)  $  (57,892)
                                              =======      =======      =======

     Earnings Per Share of Class A Common Stock and Common Stock

     Net loss per share of Class A Common Stock and Common Stock is based on the weighted average number of shares outstanding during the periods presented. Approximately 400,000, 71,000 and 95,000 common stock equivalents, respectively, were not included in the computation of loss per share - assuming dilution for the years ended December 31, 1998, 1997 and 1996, because the effect of such common stock equivalents was antidilutive.

     Treasury Stock

     Shares held in treasury have been retired and classified as authorized but unissued shares in accordance with the Colorado Business Corporation Act.

     SFAS 133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards that require derivative instruments to be recorded as assets or liabilities in the balance sheet. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS 133 and has not yet determined the timing or method of adopting SFAS 133.

2.   ACQUISITIONS, EXCHANGES AND SALES

     Acquisitions by the Company
     ---------------------------

     In January 1999, the Company, through JCH II, purchased from Cable TV Fund 14-B, Ltd. ("Fund 14-B"), a managed partnership, the cable television system serving areas in and around Littlerock, California (the "Littlerock System") for a purchase price of $10,720,400. The Littlerock System is contiguous to the Palmdale System. The purchase price represented the average of three separate independent appraisals of the fair market value of the Littlerock System. Funding for this transaction was provided by borrowings under JCH II's credit facility. See Note 11 for a description of pending litigation related to this transaction.

     In December 1998, the Company, through JCH II, purchased from Cable TV Fund 12BCD Venture (the "Venture"), a venture comprised of three managed partnerships, the cable television systems serving areas in and around Palmdale and Lancaster, California (the "Palmdale System") for a purchase price of $138,205,200. The purchase price represented the average of three separate independent appraisals of the fair market value of the Palmdale System. The Company received, from the three partnerships that comprise the Venture, general partner distributions totaling $22,275,250, which reduced the Company's basis in the assets of the Palmdale System. Funding of the net purchase price of $115,929,950 was provided by borrowings under JCH II's credit facility. See
Note 11 for a description of pending litigation relating to this transaction.

     In December 1998, the Company, through JCH II, purchased from an unaffiliated party the cable television system serving areas in and around Hinesville, Georgia (the "Hinesville System") for $48,000,000. The Hinesville System is contiguous to the Company's Savannah, Georgia system. The Company paid Jones Financial Group, Ltd. ("Financial Group"), a subsidiary of Jones International, Ltd., a fee of $756,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. Funding for this transaction was provided by borrowings available under JCH II's credit facility.

     In December 1998, the Company, through JCH II, purchased from Spacelink Fund 3, Ltd., a managed partnership, the cable television systems serving areas in and around Socorro, New Mexico (the "Socorro System") and Grants, New Mexico (the "Grants System"), for purchase prices of $3,638,791 and $6,420,806, respectively. The purchase prices represented the average of three separate independent appraisals of the fair market values of the Socorro System and the Grants System, respectively. The Company received general partner distributions totaling approximately $1,715,500 related to this transaction, which reduced the Company's basis in the assets of the Socorro System and the Grants System. The Socorro System and the Grants System are in relatively close proximity to the Company's Albuquerque System. Funding for the net purchase price of $8,344,054 was provided by borrowings under JCH II's credit facility.

     In June 1998, the Company, through JCH II, purchased from the Venture the cable television system serving areas in and around Albuquerque, New Mexico (the "Albuquerque System") for $222,963,267. The purchase price represented the average of three separate independent appraisals of the fair market value of the Albuquerque System. Upon closing, the Company received, from the three partnerships that comprise the Venture, general partner distributions totaling approximately $8,100,000, which reduced the Company's basis in the assets of the Albuquerque System. Funding for the net purchase price of $214,863,267 was provided by borrowings from JCH II's credit facility.

     In August 1997, the Company, through JCH II, purchased from Jones Intercable Investors, L.P. (the "Partnership"), a managed partnership, the cable television system serving communities in and around Independence, Missouri (the "Independence System") for a purchase price of $171,213,667, which represented the average of three independent appraisals of the fair market value of the Independence System. The Company received a limited partner distribution totaling $25,721,000 from the sale by the Partnership of the Independence

System because of the Company's equity interest in the Partnership, which reduced the Company's basis in the assets of the Independence System. The Partnership paid The Intercable Group, Ltd., a wholly owned subsidiary of the Company, a $4,280,000 brokerage fee in connection with this transaction, which reduced the Company's basis in the assets of the Independence System. Funding of the net purchase price of approximately $141,200,000 for the Independence System was provided by all of the net proceeds from the Company's August 1997 Class A Common Stock offering and borrowings from JCH II's credit facility.

     In June 1997, the Company purchased from Cable TV Joint Fund 11 ("Joint Fund 11"), a venture comprised of four managed partnerships, the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System"). The purchase price for the Manitowoc System was $16,122,333. The purchase price represented the average of three separate independent appraisals of the fair market value of the Manitowoc System. The Company received, from the four managed partnerships that comprised Joint Fund 11, general partner distributions totaling approximately $4,556,000 upon the closing of the sale of the Manitowoc System. Funding of the net purchase price of approximately $11,566,000 was provided by borrowings under the Company's credit facilities.

     In January 1997, the Company, through JCH, purchased from Maryland Cable Partners, L.P., an unaffiliated party, the cable television system serving the communities of Berwyn Heights, Bladensburg, Bowie, Brentwood, Cheverly, College Park, Colmar Manor, Cottage City, Edmonston, Glenarden, Greenbelt, Hyattsville, Landover Hills, Laurel, Mt. Rainer, New Carrollton, North Brentwood, Riverdale, Takoma Park, University Park and unincorporated portions of northern Prince Georges County, all in the State of Maryland (the "North Prince Georges County System"). The purchase price was $231,367,000 and was funded by borrowings under JCH's revolving credit facility. The Company paid Financial Group a fee of $2,082,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The North Prince Georges County System was contiguous to the South Prince Georges County System which was already owned by the Company. The Company has combined the North Prince Georges County System and the South Prince Georges County System and thus the Company now serves all of Prince Georges County, Maryland in the northern suburbs of Washington, D.C. The Prince Georges County System is operated as part of the Virginia/Maryland Cluster.

     In April 1996, the Company purchased from Jones Spacelink Income/Growth Fund 1-A, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving the areas in and around Lake Geneva, Wisconsin (the "Lake Geneva System"). The purchase price was $6,345,667, which was the average of three separate independent appraisals of the fair market value of the Lake Geneva System. The purchase of the Lake Geneva System was funded by borrowings available under JCH's revolving credit facility.

     In April 1996, the Company purchased from Jones Spacelink Income/Growth Fund 1-A, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving the areas in and around Ripon, Wisconsin (the "Ripon System"). The purchase price was $3,712,667, which was the average of three separate independent appraisals of the fair market value of the Ripon System. The purchase of the Ripon System was funded by borrowings available under JCH's revolving credit facility.

     In April 1996, the Company purchased from Jones Spacelink Income Partners 87-1, L.P., a Colorado limited partnership managed by the Company, the cable television systems serving the communities of Lodi, Burbank, Lafayette Township, New London, Bailey Lakes, Savannah, Shreve, Jeromesville, West Lafayette, Loudonville, Perrysville, Creston, Gloria Glens, Sterling, Seville, Westfield Center, Chippewa, Lake Area, Rittman, West Salem, Bloomville, Spencer, Polk and Congress, all in the State of Ohio (the "Lodi System"). The purchase price was $25,706,000, which was the average of three separate independent appraisals of the fair market value of the Lodi System. The purchase of the Lodi System was funded by borrowings available under JCH's revolving credit facility.

     In February 1996, the Company purchased from IDS/Jones Growth Partners 87-A, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The purchase price was $44,235,333, which was the average of three separate independent appraisals of the fair market value of the Carmel System. The purchase of the Carmel System was funded by borrowings available under JCH's revolving credit facility.

     In February 1996, the Company purchased from Jones Cable Income Fund 1-B, Ltd., a Colorado limited partnership managed by the Company, the cable television system serving areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The purchase price was $18,347,667, which was the average of three separate independent appraisals of the fair market value of the Orangeburg System. The purchase of the Orangeburg System was funded by borrowings available under JCH's revolving credit facility.

     In February 1996, the Company purchased from Cable TV Fund 12-BCD Venture (the "Venture"), a joint venture of three of the Company's managed limited partnerships, the cable television system serving areas in and around Tampa, Florida (the "Tampa System"). The purchase price was $110,395,667, which was the average of three separate independent appraisals of the fair market value of the Tampa System. The purchase of the Tampa System was funded by borrowings available under JCH's revolving credit facility. See Note 11 for a description of pending litigation relating to this transaction.

     In January 1996, the Company purchased the cable television systems serving Manassas, Manassas Park, Haymarket and portions of unincorporated Prince William County, all in the State of Virginia (the "Manassas System") from an unaffiliated party. The purchase price of the Manassas System was $71,100,000. The purchase was funded by borrowings available under JCH's revolving credit facility. The Company paid Financial Group a fee of $896,000 upon closing of this transaction for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The Manassas System is now operated as part of the Prince William County System in the Virginia/Maryland Cluster.

     Exchanges
     ---------

     In April 1997, the Company, through JCH, conveyed to an affiliate of Tele-Communications, Inc. the cable television systems serving areas in and around Evergreen, Idaho Springs and portions of Jefferson County, Colorado in exchange for the cable television system serving areas in and around Annapolis, Maryland (the "Annapolis System") and cash in the amount of $2,500,000. The Company paid Financial Group a $695,250 fee upon completion of this exchange as compensation to it for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.
The Annapolis System is now operated as part of the Company's Chesapeake Bay Group in the Virginia/Maryland cluster.

     In April 1996, the Company, pursuant to an asset exchange agreement (the "Time Warner Exchange Agreement") with Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television operator, conveyed to Time Warner the cable television systems serving Hilo, Hawaii (the "Hilo System") and Kenosha, Wisconsin (the "Kenosha System") as well as the Lodi System, the Ripon System, the Lake Geneva System and cash in the amount of $11,735,667. In return, the Company received from Time Warner the cable television systems serving the communities in and around Savannah, Georgia (the "Savannah System"). This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the Savannah System was recorded at the historical cost of the assets given up plus the $11,735,667 cash consideration, which was funded by borrowings available under JCH's revolving credit facility. The Company paid Financial Group a $1,286,000 fee upon the completion of this transaction as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

     In February 1996, the Company, pursuant to an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator, conveyed to TWEAN the Carmel System, the Orangeburg System and the Tampa System and cash in the amount of $3,500,000. In return, the Company received from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince Georges County, all in Maryland (the "South Prince Georges County System"), and portions of Fairfax County, Virginia (the "Reston System"). See Note 11 for a description of pending litigation relating to this transaction. This transaction was considered a non-monetary exchange of similar productive assets for accounting purposes and the South Prince Georges County System and the Reston System were recorded at the historical cost of the assets given up plus the $3,500,000 cash consideration, which was funded by borrowings available under JCH's revolving credit facility. The Company paid Financial Group a $1,668,000 fee upon the completion of this transaction as compensation to it for acting as the Company's financial advisor. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors. The South Prince Georges County System is now operated as part of the Prince Georges County System in the Virginia/Maryland Cluster. The Reston System is now operated as part of the Chesapeake Bay Group in the Virginia /Maryland Cluster.

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

     In October 1997, the Company sold the cable television system serving areas in and around Walnut Valley, California (the "Walnut Valley System") for $32,493,000 to Century Communications Corp., an unaffiliated party. The sales price represented the contract price of $33,493,000, less a purchase price adjustment of $1,000,000. The Company recognized a pre-tax gain of approximately $20,836,000 related to this sale in the fourth quarter of 1997. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities. The Company paid Financial Group a fee of $678,000 upon completion of the sale for acting as the Company's financial advisor in connection with this transaction. All fees paid to Financial Group by the Company are based upon 90% of the estimated commercial rate charged by unaffiliated financial advisors.

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

     In July 1996, the Company sold the assets of Jones Satellite Programming, Inc. ("JSP"), a wholly owned subsidiary, to an unaffiliated party for $2,873,871. The Company recorded a gain of approximately $2,873,000 upon the closing of this sale. JSP provided satellite programming to satellite dish owners.

     In June 1996, the Company completed the sale of Galactic Radio to Global Group for $17.2 million. Global Group subsequently sold Galactic Radio to another affiliate of International. The Company's Board of Directors requested and received a fairness opinion related to this sale from an unaffiliated investment banking firm. The sales price was paid in the form of 984,968 ADSs of Bell Cablemedia. The number of ADSs represented the purchase price of $17.2 million divided by the 30-day average closing price of an ADS for the 30-day period immediately preceding the closing date. Due to the related party nature of this transaction, no gain was reflected in the accompanying financial statements.

     The pro forma effect of the above-described acquisitions, exchanges and sales of cable television properties and the sales of non-strategic subsidiaries on the Company's results of operations for the years ended December 31, 1998 and 1997 as if the transactions occurred on January 1 of the years presented in the following unaudited tabulation:

                                 For the year ended December 31, 1998:
                             ----------------------------------------------
                                              (In Thousands)

                                As Reported    Acquisitions      Pro Forma
                                -----------    ------------      ---------
Revenues                      $    460,729      $    67,726     $   528,455
                                   =======          =======        ========

Operating Income (Loss)       $     23,392      $    (3,181)    $    20,211
                                   =======          =======        ========

Net Loss                      $    (80,418)     $   (22,028)    $  (102,446)
                                   =======          =======        ========

Loss Per Share                $      (1.96)                     $     (2.50)
                                   =======                         ========

                                    For the year ended December 31, 1997:
                             --------------------------------------------------
                                                   (In Thousands)

                                         Acquisitions/
                           As Reported     Exchanges         Sales        Pro Forma
                           -----------   -------------       -----        ---------
Revenues                   $  362,588     $   113,000     $   (7,408)   $    468,180
                              =======         =======        =======       =========

Operating Income (Loss)    $  (17,157)    $    (8,126)    $   (1,416)   $    (26,699)
                              =======         =======        =======       =========

Net Loss                   $  (51,948)    $   (41,544)    $  (64,865)   $   (158,357)
                              =======         =======        =======       =========

Loss Per Share             $    (1.50)                                  $      (4.58)
                              =======                                      =========

     In June 1998, the Company entered into an agreement with Cable TV Fund 14-A, Ltd. ("Fund 14-A"), a managed partnership, to purchase the cable television system serving areas in and around Calvert County, Maryland (the "Calvert County System") for a purchase price of $39,388,667, subject to customary closing adjustments. The purchase price represents the average of three independent appraisals of the fair market value of the Calvert County System. The Calvert County System is contiguous to the Company's Virginia/Maryland cluster of cable television systems. Funding for this transaction is expected to be provided by borrowings available under JCH's credit facility. The closing of this transaction, which is expected to occur in April 1999, is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of Fund 14-A; the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby; and the receipt of consents of governmental authorities and other third parties.

3.   TRANSACTIONS WITH RELATED PARTIES

     The Company and the managed partnerships for which the Company is general partner (see Note 5) have had, and will continue to have, certain transactions with International and its other subsidiaries. The Company may continue to have certain transactions with International and its other subsidiaries in the future. Principal recurring transactions are as follows:

     Costs Shared by the Company and Managed Partnerships

     Jones Interactive, Inc. ("Jones Interactive"), a wholly owned subsidiary of International, provides information management and data processing services for operating companies affiliated with International. Charges to the various operating companies are based on usage of computer time by each entity. Amounts charged to the Company and its managed partnerships for the years ended December 31, 1998, 1997 and 1996 totaled $6,089,000, $5,454,000, and $5,784,000, respectively.

     The Company is party to a lease with Jones Properties, Inc., a wholly owned subsidiary of International, under which the Company has leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term, expiring July 2000, with three 5-year renewal options. The annual rent is not to exceed $24.00 per square foot plus operating expenses.
The Company has subleased approximately 44% of the building to International and certain affiliates of International on the same terms and conditions as the above described lease. Rent payments to Jones Properties, Inc., net of subleasing reimbursements, for the three years ended December 31, 1998, 1997 and 1996 were $1,390,000, $1,345,000 and $1,467,000, respectively.

     Upon the closing of BTH's investment in the Company in December 1994, the Company entered into a Secondment Agreement with BTH. Pursuant to the Secondment Agreement, BTH provided a total of 8 secondees during 1998. These secondees worked for the Company and its managed partnerships. The Company reimbursed BTH for the full employment costs of such individuals. The Company reimbursed BTH $719,000, $1,180,000 and $1,138,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company paid approximately 63%, 47% and 40% of the above-described data processing, rental and secondment expenses during the years ended December 31, 1998, 1997 and 1996, respectively. The remainder of the expenses were allocated to and paid by the managed partnerships.

     Costs Borne and Payments Received by the Company

     The Company receives satellite programming from Knowledge TV, an affiliate of International in which the Company also has a significant ownership interest. See Note 4. Payments made to Knowledge TV for programming provided to the Company's owned cable television systems for the years ended December 31, 1998, 1997 and 1996 totaled approximately $622,800, $411,200 and $302,600, respectively.

     The Company received satellite programming from Jones Computer Network, Ltd., an affiliate of International, through April 1997. See Note 4. Payments made to Jones Computer Network, Ltd. for programming provided to the Company's owned cable television systems for the years ended December 31, 1998, 1997 and 1996 totaled approximately $-0-, $222,800 and $515,400, respectively.

     The Company receives satellite programming from Great American Country, Inc., an affiliate of International. Payments made to Great American Country, Inc. for programming provided to the Company's owned cable television systems for the years ended December 31, 1998, 1997 and 1996 totaled approximately $517,000, $313,000 and $281,000, respectively.

     The Company also receives satellite programming from Superaudio, an affiliate of Galactic Radio. The Company sold Galactic Radio to an affiliate of International on June 14, 1996. See Note 2. Payments made to Galactic Radio for programming provided to the Company's owned cable television systems for the year ended December 31, 1998, 1997 and for the period from June 15, 1996 to December 31, 1996 totaled approximately $348,000, $244,000 and $119,000, respectively.

     The Product Information Network Venture ("PIN") is an affiliate of International that provides a satellite programming service. PIN airs product infomercials 24 hours a day, seven days a week. A portion of the revenues generated by PIN are paid to the cable television systems that carry PIN's programming. Most of the Company's owned cable television systems carry PIN for all or part of each day. Aggregate payments received by the Company from PIN relating to the Company's owned cable television systems totaled approximately $1,008,000, $705,000 and $466,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Effective upon the closing of BTH's investment in the Company in December 1994, the Company entered into a Supply and Services Agreement with BTH. Pursuant to the Supply and Services Agreement, BTH provides the Company with access to the expert advice of personnel from BTH and its affiliates for the equivalent of three man-years on an annual basis. The Company pays an annual fee of $2,000,000 to BTH during the term of the agreement. Payments to BTH under the Supply and Services Agreement during the years ended December 31, 1998, 1997 and 1996 totaled $2,000,000, $2,000,000 and $2,000,000, respectively.

     Financial Group performs services for the Company as its agent in connection with negotiations regarding various financial arrangements of the Company. In December 1994, the Company entered into a Financial Services Agreement for eight years with Financial Group pursuant to which Financial Group has agreed to render financial advisory and related services to the Company for a fee equal to 90% of the fees that would be charged to the Company by unaffiliated third parties for the same or comparable services. The Company will pay Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and will reimburse Financial Group for its reasonable out-of-pocket expenses. The Company paid fees totaling $756,000
in 1998 relating to the purchase of the Hinesville System.   The Company paid
fees totaling $3,456,000 in 1997 related to the acquisition of the North Prince Georges County System, the acquisition of the Annapolis System and the sale of the Walnut Valley System. The Company paid fees totaling $3,850,000 in 1996 related to the acquisition of the Manassas System, the South Prince Georges County System, the Reston System and the Savannah System.

4.   INVESTMENTS

     @Home Corporation

     In June 1998, the Company entered into a Distribution Agreement with At Home Corporation ("@Home"), which provides for the distribution of high speed internet services to the Company's cable television systems. Deployment began in December 1998. In conjunction with this agreement, the Company and @Home entered into a Warrant Purchase Agreement providing for the Company's purchase of up to a maximum of 2,046,100 shares of Series A Common Stock of @Home at $10.50 per share. The Warrant becomes exercisable after March 31 each year, beginning in 1999, as the Company launches @Home services in its cable television systems.

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

     Knowledge TV, Inc.

     During 1992, the Company invested $10,000,000 in Knowledge TV, an affiliate of International that provides educational programming, for 25% of the stock of Knowledge TV, which also received certain advertising avails and administrative and marketing considerations from the Company. The number of shares of Class A Common Stock of Knowledge TV issued to the Company was based on the average of two separate independent appraisals of Knowledge TV. Through its acquisition of the assets of Jones Spacelink, Ltd., the Company obtained an additional 13% interest in Knowledge TV in December 1994. Spacelink had acquired such interest for $3,135,000. In 1996, additional issuances of Knowledge TV's Class A Common Stock reduced the Company's investment in Knowledge TV to 26%. The Company accounts for this investment using the equity method and, as of December 31, 1998, had recognized equity losses equal to its investment of $13,135,000. As described below, in January 1999 the Company acquired an additional 6% interest in Knowledge TV.

     Jones Education Company

     On April 11, 1995, the Company converted $20,000,000 in advances to Knowledge TV into shares of Class A Common Stock of Jones Education Company ("JEC"), the parent company of Knowledge TV, for an approximate 17% equity interest in JEC. In 1996, subsequent issuances of JEC's Class A Common Stock reduced the Company's investment in JEC to 16%. The Company has accounted for this investment using the equity method. The net investment as of December 31, 1998 was $12,789,000. In January 1999, the Board of Directors of the Company approved the exchange of the Company's shares of JEC for additional shares of Knowledge TV. Such exchange increases the Company's ownership percentage in Knowledge TV to approximately 32%. The Company's Board of Directors obtained an independent opinion regarding the fairness of this transaction.

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

     Jones Customer Service Management, L.L.C.

     In 1995, the Company and Jones Cyber Solutions, Ltd. ("JCS"), an indirect subsidiary of International, formed a venture known as Jones Customer Service Management, LLC for the purpose of developing a subscriber billing and management system. As of December 31, 1998, the Company had invested $5,200,000
in the venture.    The Company accounts for this investment using the equity
method and, as of December 31, 1998, had recognized equity losses equal to its investment of $5,200,000. In August 1998, the Company sold its 75% interest in Jones Customer Service Management, LLC to JCS for $3,150,000. The purchase price was paid $2,000,000 in cash and $1,150,000 in a note receivable. The note receivable bears interest at prime +2%, and is payable in 36 months or upon a change in control of the Company. The proceeds from this transaction were used to offset the remaining assets related to the Company's customer billing venture.

     JCS performed the basic system development work for the venture and was paid periodically beginning in 1995 on a time and materials basis, plus 10% of the amount charged, for its own service. The venture's subscriber billing and management system was trialed in one of the Company's cable systems during 1997. The Company determined, in late 1997, not to pursue the implementation of the subscriber billing and management system. As a result of this decision, the Company incurred a write-off of $14,228,000 in the fourth quarter of 1997 related to the write-off of costs associated with the planned implementation of the billing system in Company-owned cable systems. Such write-off was included in 1997 depreciation and amortization expense.

5.   MANAGED PARTNERSHIPS

     Organization

     The Company is general partner for 17 Colorado limited partnerships formed to acquire, construct, develop and operate cable television systems.
Partnership capital was raised principally through a series of public offerings of limited partnership interests. The Company generally made a capital contribution of $1,000 to each partnership and is allocated 1% of all partnership profits and losses. The Company also purchased limited partner interests in certain of the partnerships and generally participates with respect to such interests on the same basis as other limited partners.

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

     The Company received distributions from managed partnerships totaling $64,716,000, $4,556,000 and $14,000,000 for the years ended December 31, 1998,
1997 and 1996, respectively. Distributions totaling $32,090,000 received during 1998 were recorded as reductions in the Company's cost basis of cable systems acquired from managed partnerships. The $4,556,000 distribution received during 1997 was recorded as a reduction in the Company's cost basis in the assets of the Manitowoc System.

     Allocations

     The Company's managed limited partnerships reimburse the Company for certain allocated overhead and administrative expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel (including secondees of BTH), rent, data processing services and other corporate facilities costs. The Company provides engineering, marketing, administrative, accounting, information management, legal, investor relations and other services to the partnerships. Allocations of personnel costs have been based primarily on actual time spent by Company employees with respect to each partnership managed. Remaining overhead costs are allocated based on the pro rata relationship of the partnership's revenues to the total revenues of all systems owned or managed by the Company. Company-owned systems are also allocated a proportionate share of these expenses under the allocation formulas described above. The Company believes that such allocation methods are reasonable. Amounts charged to managed partnerships and other affiliated companies have directly offset the Company's general and administrative expenses by approximately $15,226,000, $21,091,000 and $25,322,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.

     Advances

     The Company has made advances to certain of the managed partnerships primarily to accommodate expansion and other financing needs of the partnerships. Such advances bear interest at rates equal to the Company's weighted average cost of borrowing which, for the year ended December 31, 1998 was 7.19%. Interest charged to the limited partnerships for the years ended December 31, 1998, 1997 and 1996 was $212,000, $363,000 and $1,713,000
respectively.

     Certain condensed financial information regarding managed partnerships, on a combined basis, is as follows:

                                           December 31,
                                  -------------------------------
                                    1998      1997         1996
                                  --------  --------     --------
                                       (Stated in Thousands)
Total assets                      $250,211  $521,554  $  651,053
Debt                               172,126   476,849     591,564
Amounts due general partner          5,568     7,783       3,996
Partners' capital
  (Net of accumulated deficit)      72,426    19,649      24,172
Revenues                           244,357   343,655     380,865
Depreciation and amortization       70,532   106,130     128,095
Operating income (loss)              4,447     7,261     (11,896)
Net income (loss)                  666,897   190,227     123,263

     The fair market values of the partnerships' assets, as determined by independent appraisals, exceed the combined amounts due the Company and other outstanding indebtedness for each individual partnership.

     The amount reported as combined net income (loss) for all managed limited partnerships for the years ended December 31, 1998, 1997 and 1996 included gains on sales and liquidations recognized by certain partnerships which totaled approximately $689,466,000, $228,918,000 and $181,632,000, respectively.

6.   NOTES RECEIVABLE FROM AFFILIATES

     In August 1998, the Company received a promissory note from JCS in conjunction with the sale of the Company's interest in Jones Customer Service Management, LLC to JCS. The principal sum is $1,150,000. Interest on the principal is at the prime rate +2. The note matures in 36 months or upon a change in control of the Company.

     Pursuant to a tax sharing agreement with International, Spacelink was allocated tax benefits based on its pro rata share of taxable loss generated as part of the consolidated group. The tax sharing agreement was terminated effective June 1, 1993. The allocated benefits are to be paid no later than five years from the date they were created. The benefits accrue interest at the prime rate in effect at the time they were created. The Company, through its acquisition of Spacelink's assets, acquired a receivable from International relating to this tax sharing agreement. The balance of this receivable at December 31, 1998 was $380,000.

     On December 19, 1994, Spacelink received a promissory note from Jones Earth Segment, Inc. ("Earth Segment"), then an affiliate of Spacelink, in conjunction with the transfer of Earth Segment to International. The Company acquired this note as part of the acquisition of Spacelink's assets. The principal sum was $6,554,500. Interest on the principal was at the prime rate plus one percent. The note was repaid in March 1998.

7.   DEBT

     Debt consists of the following:                                         December 31,
                                                                     ---------------------------
                                                                         1998            1997
                                                                     ------------    -----------
                                                                        (Stated in Thousands)
LENDING INSTITUTIONS:
   JCH Revolving Credit Facility                                     $    340,000    $   343,000
   JCH II Credit Facility                                                 370,000        128,000

SENIOR NOTES:
   Senior Notes due April 15, 2008, interest payable
      semi-annually at 7 5/8%                                             196,533           -
   Senior Notes due April 1, 2007, interest payable
      at 8 7/8%, net of unamortized discount of $1,333,000                248,766        248,667
   Senior Notes due March 15, 2002, interest payable
      semi-annually at 9 5/8%                                             200,000        200,000

SUBORDINATED DEBENTURES:
   Debentures due March 1, 2008, interest payable
      semi-annually at 10.5%, redeemable at the Company's
      option on or after March 1, 2000 at 105.25% of
      par, declining to par by March 1, 2005                              100,000        100,000

OTHER:
   Capitalized equipment lease
      obligations due in installments through 2002 and other debt           7,408          5,065
                                                                        ---------      ---------

                   Total debt                                        $  1,462,707    $ 1,024,732
                                                                        =========      =========

     On October 31, 1995, the Company, through JCH, a wholly owned subsidiary, entered into a $500 million reducing revolving credit facility with a group of commercial banks (the "JCH Credit Facility"). On September 17, 1996, JCH amended this revolving credit facility to allow for borrowings up to $600 million and to reduce by 1/8% the rates of interest charged on any amounts outstanding. This credit facility required the transfer of certain of the Company's cable television properties to JCH. The entire $600 million commitment is available through March 31, 1999, at which time the commitment will be reduced quarterly with a final maturity of December 31, 2004. As of December 31, 1998, $340,000,000 was outstanding under this agreement. Interest on outstanding obligations ranges from Base Rate (which generally approximates the prime rate) to Base Rate plus 1/8% or LIBOR plus 1/2% to LIBOR plus 1% based on certain leverage covenants. In addition, a commitment fee of 3/16% to 3/8% on the unused commitment is also required. The effective interest rate on amounts outstanding at December 31, 1998 was 6.4%.

     On October 29, 1996, the Company, through JCH II, a wholly owned subsidiary, entered into an additional $600 million credit facility. The credit facility consists of a $300 million reducing revolving credit facility and a $300 million 364 day term loan (the "JCH II Credit Facility"). The reducing revolving credit facility allows for borrowing through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The term loan facility allowed for borrowings through October 1998, at which time any outstanding borrowings automatically converted to a term loan payable in semi-annual installments commencing June 30, 2001 with final maturity date of December 31, 2005. As of December 31, 1998, $370,000,000 was outstanding under this agreement, of which $300,000,000 was borrowed under the term loan portion and $70,000,000 was borrowed under the reducing revolving credit facility. Interest on amounts outstanding varies from the Base Rate (which generally approximates the prime rate) to Base Rate plus 1/4% or LIBOR plus 1/2% to 1 1/4%, depending on certain financial covenants. A commitment fee of 1/8% to 3/8% per year on available, but unborrowed, amounts is also required. The effective interest rate on amounts outstanding at December 31, 1998 was 5.9%.

     The Company has entered into various interest rate swap agreements in order to manage interest costs on its outstanding debt. The Company has entered into such agreements in order to fix the interest rate for the duration of the contract as a hedge against volatility in interest rates. Any amounts paid or received due to the swap arrangements are recorded as an adjustment to interest expense. As of December 31, 1998, the Company had entered into interest rate swap agreements with notional principal totaling $300,000,000 that fixed the interest rate in a range of 5.3% to 6.5% and mature between July 2000 and January 2003. The Company believes there is no significant fair value associated with these swap agreements.

     In addition to the swap agreements described above, the Company has entered into a series of interest rate swaps that effectively fixes the rate on the Company's $100,000,000 of 10.5% Debentures at 7.64% through their maturity in March 2008. The swap agreements are accounted for consistent with the Company's policy described above. The Company believes there is no significant fair value associated with these swap agreements.

     On April 1, 1998, the Company issued and sold $200,000,000 of its 7 5/8% Senior Notes due April 15, 2008 at 98.173% of par value. The Senior Notes bear interest at 7 5/8% per annum payable at April 15 and October 15 of each year. The Notes mature on April 15, 2008 and are not redeemable prior to maturity. The discount to par will be amortized over the live of the votes. The Company paid fees of approximately $87,000 related to this transaction. Such fees will be amortized over the lives of the loan. Proceeds from the sale of the Senior Notes were used to repay amounts then outstanding under the revolving credit facilities of the Company's subsidiaries.

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

     At December 31, 1998, the carrying amount of the Company's debt was $1,462,707,000 and the estimated fair value was $1,517,548,000. The fair value of the Company's debt is estimated based on the quoted market prices for the same issues.

     Installments due on debt principal for each of the five years in the period ending December 31, 2003 and thereafter are: $2,237,000, $2,217,000, $32,217,000, $360,739,000, $180,000,000 and $885,297,000, respectively.

8.   INCOME TAXES

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the liability or asset recorded for deferred tax purposes.

     During 1998, 1997, and 1996, changes in the Company's temporary differences and losses from operations, which result primarily from depreciation and amortization, resulted in deferred tax benefits which were offset, in part, by a valuation allowance. A deferred income tax benefit of $3,275,000 was recognized for the year ended December 31, 1997. No current or deferred federal income tax expense or benefit was recorded from continuing operations during the years ended December 31, 1998 and 1996.

     Income tax expense attributable to income or loss from continuing operations differs from the amounts computed by applying the Federal income tax rate of 35% in 1998, 1997, and 1996 as a result of the following:

                                                         Year Ended December 31,
                                                -----------------------------------------
                                                     1998        1997        1996
                                                -----------------------------------------
                                                          (Stated in Thousands)
Computed "expected" tax benefit                 $  (28,146)  $  (13,471)  $  (21,931)
State and local taxes, net of federal income
  tax benefit                                       (2,614)      (1,688)      (2,036)
Dividends excluded for income tax purposes            (138)        (102)         (89)
Amortization not deductible for tax purposes           942          876          752
Adjustment to book/tax difference
  of intangible assets                              25,836            -            -
Other                                                  157          116         (449)
                                                   -------      -------      -------
Total income tax benefit from operations            (3,963)     (14,269)     (23,753)
Tax effect of extraordinary operations                   -       (4,711)           -
Valuation allowance                                  3,963       15,705       23,753
                                                   -------      -------      -------
Total income tax benefit                        $        -   $    3,275   $        -
                                                   =======      =======      =======

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998, and 1997 are presented below:

                                                              December 31,
                                                       --------------------------
                                                           1998           1997
                                                       ------------     ---------
                                                         (Stated in Thousands)
Deferred Tax Assets
  Net operating loss carryforwards                     $    96,522      $ 76,543
  Investment tax credit carryforwards                        1,013         1,024
  Alternative minimum tax credit carryforwards               1,116         1,116
  Investment in affiliates and domestic television
    partnerships                                            11,464         9,597
Future deductible amounts associated with other
  assets and liabilities                                     5,027         4,331
                                                          --------      --------

Total gross deferred tax assets                            115,142        92,611

Valuation allowance on deferred tax assets                 (88,436)      (84,473)

Deferred Tax Liabilities
  Property and equipment, due to differences
    in depreciation methods for financial statement
    and tax purposes                                       (19,569)       (1,001)
                                                          --------      --------

Net Deferred Tax Asset                                 $     7,137   $     7,137
                                                          ========      ========

     At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $106,388,000 for alternative minimum tax ("AMT") and $252,344,000 for regular tax which expire $43,126,000 in 2005, $26,203,000 in 2007, $40,809,000 in 2008, $30,216,000 in 2009, $14,732,000
in 2010, $12,689,000 in 2011, $26,859,000 in 2012 and $57,710,000 in 2013.  The
Company also had investment tax credit carryforwards of $1,013,000 expiring in 1999 through 2005.

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

9.   STOCK OPTIONS

     The Company has a stock option plan, the 1992 stock option plan (the "1992 Plan"). The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized for option grants that equal market price at time of grant. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) for disclosure purposes. In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for the years ended December 31, 1997 and 1996: risk-free interest rates of 5.68% to 7.58%; expected dividend yield of 0%; expected lives of 7 years; and expected volatility of 45.06%. There were no stock-options granted during the year end December 31, 1998. Had compensation cost for this plan been determined consistent with SFAS 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                  For the Year Ended December 31,
                                  -------------------------------
                                    1998          1997         1996
                                 -----------   ---------     --------
                                          (Stated in Thousands)
Net loss:          As Reported     $(80,418)   $(51,948)    $ (62,660)
                     Pro Forma     $(83,908)   $(53,820)    $ (64,092)

Loss Per Share:    As Reported     $  (1.96)   $  (1.50)    $   (2.00)
                     Pro Forma     $  (2.05)   $  (1.57)    $   (2.06)

     Because the method of accounting required by SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The 1992 Plan was approved by the Company's shareholders in August 1992. Under the terms of the 1992 Plan, as amended in 1997, a maximum of 2,583,455 shares of Class A Common Stock and 200,000 shares of Common Stock are available for grant. All employees of the Company, its parent or any participating subsidiary, including directors of the Company who are also employees, are eligible to participate in the 1992 Plan. Options generally become exercisable in equal installments over a four-year period commencing on the first anniversary of the date of grant. In August 1998, the Board of Directors, in conjunction with the anticipated change in control from Mr. Jones to Comcast and consistent with the terms of the 1992 Plan, voted to accelerate the vesting of all options granted under the 1992 Plan to September 1998. The average life of the outstanding options is 6.8 years, however the average life could be shorter given the anticipated change in control to Comcast. The options expire, to the extent not exercised, on the tenth anniversary of the date of grant, or upon the recipient's earlier termination of employment with the Company. Options can be incentive stock options or non-statutory stock options. The exercise price may not be less than 100% of the fair market value for incentive stock options, but may be less than fair market value for non-statutory options. Stock appreciation rights may be granted in tandem with the grant of stock options. The Board of Directors may, in its discretion, establish provisions for the exercise of options different from those described above. In 1998, 1997, and 1996, the Company recognized approximately $217,000, $261,000 and $261,000, respectively, of non-cash compensation expense related to stock options granted on November 9, 1993 under the 1992 Plan. As of

December 31, 1998, options to purchase 1,839,980 shares of Class A Common Stock had been granted, of which options to purchase 679,916 shares had been exercised and 358,523 shares had been terminated or forfeited upon resignation of the holders. As of December 31, 1998, all 200,000 of the Common Stock options authorized by the 1992 Plan had been granted and exercised.

     Information concerning Class A Common Stock options is as follows:

                                                                 Year Ended December 31,
                             -----------------------------------------------------------------------------------------------
                                          1998                            1997                             1996
                             ----------------------------     ----------------------------     -----------------------------
                                                 Weighted                         Weighted                          Weighted
                                                  Average                          Average                           Average
                                  Shares   Exercise Price          Shares   Exercise Price           Shares   Exercise Price
                                  ------   --------------          ------   --------------           ------   --------------
Outstanding at
  beginning of year            1,449,848           $12.08       1,329,162           $12.19        1,508,362           $11.93
Granted                                -                -         365,433             9.27            3,540            13.25
Exercised                       (602,881)           12.30         (89,700)            6.34          (52,468)            2.85
Canceled                         (45,426)           10.79        (155,047)           11.88         (130,272)           12.98
                             -----------                      -----------                      ------------

Outstanding at end of year       801,541           $11.99       1,449,848           $12.08        1,329,162           $12.19
                             ===========                      ===========                      ============

Exercisable at end of year       801,541                          820,290                           676,414

Range of exercise prices     $9.00-13.81                      $9.25-13.81                      $5.625-13.81

Weighted-average fair
 value of options granted
 during the year             $         -                      $      5.26                      $       7.56

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

11.  COMMITMENTS AND CONTINGENCIES

     The Company rents office facilities and equipment under various long-term lease arrangements. Minimum commitments under noncancelable operating leases for the five years ending December 31, 2003 and thereafter are as follows:

                      Building  Facilities  Equipment
                       Lease      Leases     Leases     Total
                       -----      ------     ------     -----
                                (Stated in Thousands)
 1999                    1,365       4,718        654      6,737
 2000                      797       3,710        365      4,872
 2001                        -       3,044        185      3,229
 2002                        -       2,252         55      2,307
 2003                        -       1,578         11      1,589
 Thereafter                  -       6,267          -      6,267
                         -----      ------     ------     ------
 Total commitments    $  2,162  $   21,569  $   1,270   $ 25,001
                         =====      ======     ======     ======

     Rent, net of sublease reimbursements, paid during the years ended December 31, 1998, 1997 and 1996, totaled $5,623,000, $4,452,000 and $4,195,000, respectively.

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

     In August 1997, the Company moved for summary judgment in its favor on the ground that plaintiffs did not make demand on the Company for the relief they seek before commencing their lawsuits or show that such a demand would have been futile. In January 1998, the Court (1) held that plaintiffs did not make demand before commencing their lawsuits or show that such demand would have been futile, (2) stayed the consolidated case and vacated the February 1998 trial date, (3) ordered that plaintiffs make a demand on the Company and that the Company appoint an independent counsel to review, consider and report on that demand, (4) ordered that the independent counsel be appointed at the March 1998 meeting of the Company's Board of Directors and (5) ordered that the independent counsel be subject to the approval of the court. The court set a new trial date for October 1998 in the event that the case was not resolved through the independent counsel process or otherwise. In March 1998, the Company's Board of Directors appointed an independent counsel. The plaintiffs did not object to the Company's choice, and the Court approved the Company's choice of independent counsel. During the period March through May 1998, the independent counsel met several times with the attorneys representing the plaintiffs and the Company, and he also reviewed a great quantity of written materials. The independent counsel issued his report on August 3, 1998, which concluded that the plaintiffs' claims are not meritorious and are not supported by a preponderance of the evidence. The independent counsel further determined that the Company "did not breach a fiduciary duty" owed to the plaintiffs or to the partnerships and the Venture and that the Company "did not commit any impropriety in connection with" the Venture's sale of the Tampa System. The independent counsel specifically found that the three appraisals of the Tampa System were independent and objective and met the requirements of the partnership agreements. He further noted that the Company had met its fiduciary duties of fairness and full disclosure to the partnerships and the Venture. On August 5, 1998, the Company moved to dismiss or for summary judgment in its favor based on the report of independent counsel, a motion the plaintiffs opposed. On September 11, 1998, the Court denied the Company's motion to dismiss or for summary judgment based on the report of independent counsel. The Court then set a new trial date for May 3, 1999. The Company subsequently submitted a motion for reconsideration of the Court's denial of the Company's motion to dismiss or for summary judgment based on the report of the independent counsel. The Court denied such motion. The Company then filed an interlocutory appeal of the Court's rulings to the Colorado Supreme Court. On February 1, 1999, the Colorado Supreme Court issued an order requiring the plaintiffs to show cause why the Company's request for dismissal or summary judgment should not be granted, and staying all proceedings in the trial court until the Company's appeal is resolved.

Palmdale Litigation
-------------------

     In December 1998, City Partnership Co. ("Plaintiff"), a limited partner of Fund 12-C and Fund 12-D, filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 98-CV-4493) naming the Company as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of Fund 12-B, Fund 12-C and Fund 12-D, is challenging the terms of sale of the cable television system serving the communities in and around Palmdale and Lancaster, California (the "Palmdale System") to an affiliate of the Company. This case is in a very preliminary stage, but the Company believes that the terms of the sale were in accordance with the requirements of relevant limited partnership agreement provisions. The Company intends to defend this lawsuit vigorously.

Littlerock Litigation
---------------------

     In January 1999, City Partnership Co. ("Plaintiff"), a limited partner of Cable TV Fund 14-B, Ltd., filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 99-CV-0150) naming the Company as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of Cable TV Fund 14-B, Ltd., is challenging the terms of sale of the cable television system serving Littlerock, California (the "Littlerock System") to an affiliate of the Company. This case is in a very preliminary stage, but the Company believes that the terms of the sale were in accordance with the requirements of relevant limited partnership agreement provisions. The Company intends to defend this lawsuit vigorously.

Shareholder Litigation
----------------------

     In February 1998, BTH, the Company's largest shareholder, filed a lawsuit in the United States District Court for the District of Colorado against the Company, Jones International, Ltd. ("International"), Jones Internet Channel, Inc. ("JICI") and Glenn R. Jones. BCI Telecom Holding, Inc., plaintiff v. Jones
                                   ---------------------------------------------
Intercable, Inc., Jones International, Ltd., Jones Internet Channel, Inc. and
-----------------------------------------------------------------------------
Glenn R. Jones, defendants (U.S. District Court for the District of Colorado,
--------------------------
Civil Action No. 98-M-224). Mr. Jones is the Company's Chairman and Chief Executive Officer. International is owned by Mr. Jones, and it also is one of the Company's largest shareholders. JICI is a wholly owned subsidiary of International. BTH, the Company, International and Mr. Jones are parties to a Shareholders Agreement dated as of December 20, 1994 (the "Shareholders Agreement").

     In its complaint, BTH alleged that the defendants violated the Shareholders Agreement and certain duties allegedly owed to BTH, and conspired with each other to do so. More specifically, BTH claimed that under the Shareholders Agreement, the offering of the service known as the "Internet Channel" to the Company's subscribers, and any affiliation agreement between the Company and JICI for the provision of the Internet Channel service, could not proceed without approval of a specific group of directors of the Company, including the three directors designated by BTH. BTH also maintained, in connection with the relationship and proposed affiliate agreement between the Company and JICI, that the defendants breached a provision of the Shareholders Agreement defining the "core business" of the Company. In addition to damages, BTH sought an injunction prohibiting the Company from making the Internet Channel available to additional subscribers and from entering into an affiliate agreement with JICI for the Internet Channel, as well as other equitable relief. On May 5, 1998, the Court permanently enjoined the Company and the other defendants in this civil action from proceeding further with any expansion of the Internet Channel, or any similar internet service provider business, without the approval of the unrelated directors of the Company. All the defendants except the Company appealed the decision to the U.S. Tenth Circuit Court of Appeals.

     In connection with the agreements entered into among the Company, International, BTH and Comcast relating to the acquisition and exercise by Comcast of BTH's option to acquire 2.9 million shares of the Company's Common Stock, the parties have agreed to dismiss the pending litigation between BTH, International, Mr. Jones and the Company, and International and certain of its affiliates have agreed to dismiss the appeal which is pending of the Order entered against them in such litigation.

     In March 1998, Leslie Susser, a minority shareholder of the Company, filed a shareholder derivative action in the United States District Court for the District of Colorado against Glenn R. Jones and seven other directors of the Company. Leslie Susser, plaintiff v. Glenn R. Jones, James J. Krejci, James B.
          ---------------------------------------------------------------------
O'Brien, Howard O. Thrall, Raphael M. Solot, Robert E. Cole, Sanford Zisman and
-------------------------------------------------------------------------------
Donald L. Jacobs, defendants and Jones Intercable, Inc., nominal defendant (U.S.
--------------------------------------------------------------------------
District Court for the District of Colorado, Civil Action No. 98-M-616). In its complaint, the plaintiff alleges that the defendants have violated certain fiduciary and other duties allegedly owed to the Company and its shareholders in connection with the Company's offering of the Internet Channel service. The allegations raised in this complaint are similar to those raised by BTH in its complaint. The plaintiff seeks certain equitable relief and damages.

     In connection with this litigation, the Company has determined, based on the opinion of outside legal counsel, that all of the statutory requirements for the advancement of reasonable legal fees and expenses to the defendants have been met. Notice of such determination was previously given to all shareholders.

12.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31, 1998 and 1997, consisted of the following:

                                                             December 31,
                                                         --------------------
                                                          1998          1997
                                                          ----          ----
     Distribution systems                           $    800,130   $   579,544
     Buildings                                            19,768        18,331
     Land                                                  5,521         4,762
     Equipment and tools                                  12,922        12,322
     Premium service equipment                            69,831        54,790
     Earth receive stations                                3,820         3,701
     Vehicles                                              6,113         4,160
     Leasehold improvements and office furniture          26,634        21,466
     Other                                                60,341        46,039
                                                       ---------      --------
                                                       1,005,080       745,115

     Accumulated depreciation                           (311,655)     (224,893)
                                                       ---------      --------

                                                    $    693,425   $   520,222
                                                       =========      ========

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              1998
                                    -----------------------------------------------------------
                                                        Three Months Ended
                                    -----------------------------------------------------------
                                     March 31       June 30     September 30       December 31
                                    ---------       -------     ------------       -----------
                                               (In Thousands Except Per Share Data)
     Revenues                       $  101,330    $   98,848    $    129,573     $    130,978
     Depreciation and
      amortization                      44,755        47,085          52,310           60,596
     Operating income (loss)             1,405        (3,009)         16,074            8,922
     Net income (loss)                 (20,747)      (32,644)        (14,404)         (12,623)
     Net income (loss) per share    $     (.51)   $     (.80)   $       (.35)    $       (.31)

                                                               1997
                                    -----------------------------------------------------------
                                                    Three Months Ended
                                    -----------------------------------------------------------
                                    March 31        June 30      September 30       December 31
                                    --------        -------      ------------       -----------
                                          (In Thousands Except Per Share Data)
     Revenues                       $   83,502    $  90,934      $     91,945      $    96,207
     Depreciation and
      amortization                      35,532       34,901            36,147           69,259
     Operating income (loss)             2,384        4,096             4,110          (27,747)
     Net income (loss)                 (15,481)      22,554           (30,755)         (27,906)
     Net income (loss) per share    $     (.50)   $     .72      $       (.88)     $      (.69)

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

     Pursuant to the terms of the Shareholders Agreement dated as of December 20, 1994 among Glenn R. Jones, Jones International, Ltd., BCI Telecom Holding Inc. and the Company (the "Shareholders Agreement"), the Company's Board of Directors consists of thirteen members. Four members of the Board of Directors are to be elected by holders of Class A Common Stock, and nine members of the Board of Directors are to be elected by holders of Common Stock. The parties to the Shareholders Agreement have agreed that, of the four Class A Directors, BTH will be entitled, but not required, to designate one Director and the remaining three Directors, which shall be Independent Directors (as such term is defined in the Shareholders Agreement), will be jointly designated by Glenn R. Jones and BTH. The parties to the Shareholders Agreement also have agreed that Mr. Jones will be entitled, but not required, to designate seven of the nine Common Directors and that BTH will be entitled, but not required, to designate two of the nine Common Directors.

     Of the thirteen persons serving as members of the Company's Board of Directors, William E. Frenzel, Donald L. Jacobs, Robert Kearney and Robert B. Zoellick are serving as the Class A Directors. Mr. Kearney was designated by BTH. Messrs. Frenzel, Jacobs and Zoellick were jointly designated by Glenn R. Jones and BTH, and they serve as Independent Directors. Glenn R. Jones, Robert
E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Howard O. Thrall, Siim A. Vanaselja and Sanford Zisman are serving as the Common Directors. Messrs. Jones, Cole, Krejci, O'Brien, Solot, Thrall and Zisman have been designated by Mr. Jones. Messrs. Fridman and Vanaselja have been designated by BTH.

     As a result of Comcast's agreement in August 1998 to acquire all of the shares of the Company's Class A Common Stock owned by BTH and to purchase the Control Shares, the Company anticipates that Comcast will acquire a controlling interest in the Company before the end of March 1999. See Item 1, Current Principal Shareholders of the Company and Comcast Corporation's

Planned Acquisition of the Control Shares of the Company. Following Comcast's acquisition of BTH's Class A Common Stock and the Control Shares, Comcast will own approximately 38% of the economic interest and approximately 48% of the voting interest in the Company. In addition, the Common Stock to be held by Comcast would allow it to elect approximately 75% of the Board of Directors of the Company. Pursuant to the terms of related agreements executed in August 1998, upon the closing of the sale of the Control Shares to Comcast, the Directors of the Company, other than the three Independent Directors jointly designed by Mr. Jones and BTH (Messrs. Frenzel, Jacobs and Zoellick), will resign seriatim from the Board of Directors of the Company and will be replaced by individuals designated by Comcast.

     Certain information concerning the directors and executive officers of the Company is set forth below.

Glenn R. Jones         68     Chairman of the Board and Chief Executive Officer
James B. O'Brien       49     President and Director
Ruth E. Warren         49     Group Vice President/Operations
Kevin P. Coyle         47     Group Vice President/Finance
Cynthia A. Winning     47     Group Vice President/Marketing
Elizabeth M. Steele    47     Vice President/General Counsel/Secretary
Wayne H. Davis         45     Vice President/Engineering
Larry W. Kaschinske    38     Vice President/Controller
Robert E. Cole         66     Director
William E. Frenzel     70     Director
Josef J. Fridman       53     Director
Donald L. Jacobs       60     Director
Robert Kearney         62     Director
James J. Krejci        57     Director
Raphael M. Solot       65     Director
Howard O. Thrall       51     Director
Siim A. Vanaselja      42     Director
Sanford Zisman         59     Director
Robert B. Zoellick     45     Director

     Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the Company and of certain other affiliates of the Company. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable

Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the Company's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

     Mr. James B. O'Brien, the Company's President, joined the Company in January 1982. Prior to being elected President and a director of the Company in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the Company's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the Company. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of CTAM: The Marketing Society for the Cable Telecommunications Industry and as an executive director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies. Mr. O'Brien's numerous industry recognitions include a CTAM Tami Award for marketing excellence, a Women In Cable and Telecommunications Accolade Award recognizing his leadership efforts on behalf of women in the telecommunications industry, The President's Award for Leadership from the Illinois Cable and Telecommunications Association and a Lifetime Achievement Award from The National Association of Minorities in Communications. Additionally, Mr. O'Brien is a member of The Society of UK Cable Pioneers.

     Ms. Ruth E. Warren joined the Company in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the Company in September 1990. Ms. Warren is a past president of Women in Cable & Telecommunications and past Chairman of the Women in Cable Foundation. She serves as the Vice Chair of Five Points Media Center Board and on the Corporate Advisory Board of Planned Parenthood of the Rocky Mountains and the Advisory Board for Girls Count. In 1995, Ms. Warren received the Corporate Business Woman of the Year Award from the Colorado Women's Chamber of Commerce, and in 1998 Ms. Warren received the Vanguard Award for Distinguished Leadership from the National Cable Television Association.

     Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the Company in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990. From 1978 to 1981 Mr. Coyle was employed by American Television and Communications (now Time Warner Cable), and from 1974 to 1978 he was an associate at Haskins & Sells (now Deloitte & Touche LLP).

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

     Mr. Wayne H. Davis joined the Company in August 1983 and has served in various technical operations positions, including System Engineering Manager, Fund Engineering Manager, Senior Director/Technical Operations, and Vice President/Technical Operations since then. Mr. Davis was elected Vice President/Engineering in June 1998. He is past Vice President of the Upstate New York Chapter of the Society of Cable Telecommunications Engineers. Mr. Davis has received certification from the Society of Cable Telecommunications Engineers, Broadband Cable Telecommunications Engineering Program and the National Cable Television Institute's Technology Program.

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

     Mr. William E. Frenzel was appointed a director of the Company in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade
(GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds, Logistics Management Institute and Chairman of the Japan-America Society of Washington.

     Mr. Josef J. Fridman was appointed a director of the Company in February 1998. Mr. Fridman is currently Chief Legal Officer of Bell Canada and of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since March 1998. Mr. Fridman's directorships include Alouette Telecommunications Inc., Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Foundation.

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

     Mr. Robert Kearney was appointed a director and a member of the Executive Committee of the Company in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. He currently serves as a Director of MPACT, a Canadian electronic commerce company. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

     Mr. James J. Krejci is President and CEO of Comtect International, Inc., a company in the specialized mobile radio services business, headquartered in Denver, Colorado. Prior to joining Comtec International, Inc. in February 1998, Mr. Krejci was President and CEO of Imagelink Technologies, Inc., headquartered in Boulder, Colorado, from June 1996 to February 1998, and prior to that, he was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada from May 1994 to February 1995. Prior to joining IGT, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the Company. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the Company in May 1994. Mr. Krejci has been a director of the Company since August 1987.

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

     Mr. Siim A. Vanaselja was appointed a director of the Company in August 1996. He is the Chief Financial Officer of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

     Mr. Sanford Zisman was appointed a director of the Company in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 33 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, from 1991 to 1997, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

     Mr. Robert B. Zoellick was appointed a director of the Company in April 1995. Mr. Zoellick is the President and CEO of the Center for Strategic and International Studies (CSIS), an independent, non-profit policy institution with a staff of 180 people and a $17 million budget. He was the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings and the Advisory Council of Enron Corp.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

                          SUMMARY COMPENSATION TABLE

     The following table sets forth certain information relating to the compensation paid by the Company during the Company's fiscal years ended December 31, 1998, 1997 and 1996, to those persons who were, at December 31, 1998, the Chief Executive Officer and the other four most highly compensated executive officers of the Company.

                                                                      LONG TERM
                                                                      ---------
                                                                     COMPENSATION
                                                                     ------------
                                          ANNUAL COMPENSATION           AWARDS
                                          -------------------           ------

         NAME AND                                                                         ALL OTHER
         --------
    PRINCIPAL POSITION          YEAR        SALARY       BONUS          OPTIONS        COMPENSATION(1)
    ------------------          ----        ------       -----          -------        ---------------
Glenn R. Jones               YE 12/31/98   $2,806,714   $      0               0           $168,403
Chairman of the Board        YE 12/31/97    2,714,425          0         110,937  (2)       162,865
and Chief Executive Officer  YE 12/31/96    2,620,102          0               0            157,380

James B. O'Brien(3)          YE 12/31/98   $  275,028   $213,011               0           $ 38,407
President and Director       YE 12/31/97      252,045    175,000          17,000  (2)        28,661
                             YE 12/31/96      240,961    163,366               0             25,978

Kevin P. Coyle  (3)          YE 12/31/98   $  200,021   $127,005               0           $ 24,621
Group Vice President/        YE 12/31/97      191,552    100,000          10,000  (2)        17,493
Finance                      YE 12/31/96      184,185     72,750               0             15,558

Ruth E. Warren  (3)          YE 12/31/98   $  195,007   $130,567               0           $ 22,082
Group Vice                   YE 12/31/97      177,273     70,906          10,000  (2)        12,764
President/Operations         YE 12/31/96      170,454     77,327               0             12,558

Cynthia A. Winning           YE 12/31/98   $  180,010   $ 87,001               0           $ 16,035
Group Vice                   YE 12/31/97      167,101     76,838          10,000  (2)        12,469
President/Marketing          YE 12/31/96      160,674     63,464               0             11,334

_________________

(1) The Company's employees are entitled to participate in a 401(k) profit sharing plan. Certain senior employees of the Company are also eligible to participate in a deferred compensation plan. The amounts shown in the column reflect the Company's contributions pursuant to these plans for the benefit of the named person's account.

(2) Represents the number of shares of the Company's Class A Common Stock underlying the options granted.

(3) During the first quarter of 1999, Mr. O'Brien, Mr. Coyle, Ms. Warren and Ms. Winning will receive payments from the Company which will in no event exceed $4,000,000, $3,250,000,

     $2,500,000 and $493,682, respectively. Such amounts will be paid in recognition of the contributions of such persons over a number of years of past service and in connection with services rendered and to be rendered during the transition period leading to the anticipated acquisition of control of the Company by Comcast. Other officers and employees of the Company will also receive payments in recognition of such contributions and services.


                             OPTION GRANTS IN 1998

     No stock options were granted during 1998 to the Executive Officers named in the Summary Compensation Table.

    AGGREGATED OPTION EXERCISES IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998

     The following table sets forth information with respect to stock option exercises during 1998 by the Executive Officers named in the Summary Compensation Table. Note that because of action taken by the Company's Board of Directors in September 1998, all unexercised options have fully vested, and therefore all unexercised options were exercisable at December 31, 1998. All of the unexercised options held by the persons named in the table will expire if not exercised by such persons within ten days following the termination of their employment with the Company. It is currently anticipated that each of the persons named in the table will terminate their employment with the Company during the first half of 1999 in connection with Comcast's acquisition of a controlling interest in the Company in March 1999.

                                                                          NUMBER OF
                             NUMBER OF                                   SECURITIES
                              CLASS A                                    UNDERLYING
                            COMMON STOCK                                 UNEXERCISED              VALUE OF UNEXERCISED
                          SHARES ACQUIRED              VALUE              OPTIONS AT            IN-THE-MONEY OPTIONS AT
        NAME                ON EXERCISE               REALIZED             12/31/98                     12/31/98
       -----                -----------               --------             --------                     --------
Glenn R. Jones                300,000               $3,275,418             477,851                     $11,200,780
James B. O'Brien                    0                   --                  60,694                     $ 1,435,438
Kevin P. Coyle                      0                   --                  30,855                     $   735,964
Ruth E. Warren                  8,000               $  149,520              25,278                     $   613,551
Cynthia A. Winning                  0                   --                  19,500                     $   480,663

Compensation of Directors
-------------------------

     In November 1998, the Board of Directors, pursuant to the recommendations of an ad hoc committee of non-employee directors of the Company, and a report from an independent compensation consultant, adopted new policies relating to the compensation of non-employee directors of the Company effective as of January 1, 1998. In 1998, non-employee directors of the Company were compensated as follows: (i) $10,000 for services rendered during 1998, (ii) $5,000 per quarter for services rendered as a director of the Company, (iii) $1,250 for each meeting of the Board of Directors attended in person and $750 for each meeting of the Board of Directors attended via teleconference, (iv) for each director who serves on a standing committee of the Board, $750 for each standing committee meeting of the Board of Directors (currently being the Audit Committee, the Compensation Committee and the Executive Committee) attended in person and $500 for each standing committee meeting attended via teleconference; and (v) $1,000 for any meeting of a special committee established by the Board of Directors, whether attended in person or via teleconference. No compensation for director service is paid to directors who are full-time employees of the Company or any of its affiliates. Compensation for director service by employees of BTH is paid to BTH rather than to the BTH-employee directors themselves.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Exchange Act requires certain persons, including directors and officers of the Company, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission. The Company is required to disclose in this Form 10-K Report any late or missed filings of those reports during 1998 by its officers (as such term is defined in the rules promulgated under Section 16 of the Exchange Act), directors and 10% shareholders. Based upon the Company's review of the reporting forms received by it and representations from certain persons that no Form 5 reports were required to be filed by those persons, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during 1998 except that: (i) Christine J. Marocco filed a report on Form 5 in February 1999 that reflected her sale of 20,000 shares of the Company's Class A Common Stock in January 1998; a Form 4 was not filed in February 1998 reflecting this sale; and (ii) Cynthia A. Winning filed a report on Form 5 in February 1999 reflecting the acquisition of beneficial ownership of 4 shares of the Company's Class A Common Stock in January 1997; a Form 4 was not filed in February 1997 reflecting this acquisition.

Employment Agreement
--------------------

     On December 20, 1994, the Company entered into an Employment Agreement with Glenn R. Jones (the "Employment Agreement") pursuant to which the Company agreed to employ Mr. Jones as Chief Executive Officer of the Company for a period of up to eight years from December 20, 1994. Under the terms of the Employment Agreement, Mr. Jones received a base salary of $2,500,000 in fiscal year 1995 (which approximated his fiscal year 1994 combined compensation from the Company and Jones Spacelink, Ltd.), and in the years thereafter he has received an annual cost of living index based salary adjustments. In addition, Mr. Jones is entitled to participate in the Company's employee benefit plans at a level generally commensurate with his participation prior to December 1994. No other employee of the Company has an employment agreement with the Company.

     On August 12, 1998, the Company and Mr. Jones agreed to terminate the Employment Agreement effective on the closing of Comcast's acquisition of the Control Shares of the Company.

In connection with the termination of the Employment Agreement, the Company has agreed to pay Mr. Jones an amount equal generally to the discounted value of the payments that would be due him for the remaining term of the Employment Agreement as of the date of the closing of Comcast's acquisition of the Control Shares. If the closing of Comcast's acquisition of the Control Shares occurs on March 31, 1999, Mr. Jones would receive a payment of approximately $8,300,000 pursuant to his agreement to terminate the Employment Agreement.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     In January 1995, the Board of Directors established a Compensation Committee to provide oversight review of all compensation plans and, in accordance with those plans, provided guidance on certain executive compensation matters. The members of the Compensation Committee during the first half of 1998 were Mr. Jones, Robert Kearney and Donald L. Jacobs. Robert E. Cole replaced Mr. Jones as a member of the Compensation Committee effective June 16, 1998.

     Robert E. Cole, Robert Kearney and Donald L. Jacobs, the current members of the Compensation Committee, are non-employee directors of the Company. Glenn R. Jones, James B. O'Brien and Elizabeth M. Steele, executive officers of the Company, serve as officers and directors of certain of the Company's affiliates. As individuals, these executive officers had no transactions with the Company other than as disclosed herein with respect to executive compensation.
Companies that Mr. Jones controls have engaged in transactions with the Company. See Item 13, Certain Transactions.


                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                    ---------------------------------------
                  BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT
                  -------------------------------------------

     The following table sets forth certain information as of February 3, 1999, regarding ownership of the Company's Common Stock or Class A Common Stock by persons (including any group) known to the Company to be beneficial owners of more than 5% of either class of stock, the individual directors of the Company, each of the executive officers named in the Summary Compensation Table and the executive officers and directors of the Company as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days.

                                                                         AMOUNT AND NATURE
         NAME AND ADDRESS OF                                               OF BENEFICIAL
        BENEFICIAL OWNER (1)              TITLE OF CLASS                   OWNERSHIP (2)                   PERCENT OF CLASS
        --------------------              --------------                   -------------                   ----------------
Jones International, Ltd.                  Common Stock                  2,441,751  (3)(4)                      47.76
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                    1,497,373  (3)                          4.13
                                           Common Stock

Glenn R. Jones                             Common Stock                  2,916,151  (3)(5)                      57.03
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                    2,502,117  (3)(6)                       6.82
                                           Common Stock

Kevin P. Coyle                             Common Stock                        345  (7)                           .01
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                       30,924  (8)                           .09
                                           Common Stock
William E. Frenzel                            Class A                        1,000  (9)                 less than .01
1775 Massachusetts Ave., N.W.              Common Stock
Washington, D.C.  20036

James B. O'Brien                              Class A                       70,694  (10)                          .19
9697 East Mineral Avenue                   Common Stock
Englewood, CO  80112

Raphael M. Solot                           Common Stock                        300                                .01
501 South Cherry Street
Denver, CO  80222

Ruth E. Warren                             Common Stock                        208                      less than .01
9697 East Mineral Avenue
Englewood, CO  80112                          Class A                       32,042                                .09
                                           Common Stock

Cynthia W. Winning                            Class A                       19,500  (11)                          .05
9697 East Mineral Avenue                   Common Stock
Englewood, CO  80112

Sanford Zisman                             Common Stock                        500  (12)                          .01
3773 Cherry Creek North Drive
Denver, CO  80209

Robert B. Zoellick                            Class A                          300                      less than .01
627 Chain Bridge Road                      Common Stock
McLean, VA  22101

All executive officers and directors       Common Stock                  2,917,514                              57.06
 as a group
(19 persons)                                  Class A                    2,656,581  (13)                         7.22
                                           Common Stock


Christine Jones Marocco                    Common Stock                  2,726,543  (14)                        53.33
25 East End Avenue, #14F
New York NY  10288                            Class A                       55,083  (15)                          .15
                                           Common Stock

BTH (Intercable) Limited                   Common Stock                  2,878,151  (16)(17)(21)                56.29
(f/k/a Bell Canada International
BVI VI Limited)
Arawak Chamber
Road Town
Tortola, BVI

BTH (U.S. Cable) Limited                      Class A                   12,782,500  (18)(19)(21)                35.28
(f/k/a Bell Canada International           Common Stock
BVI III Limited)
Arawak Chamber
Road Town
Tortola, BVI

Capital Research and Management               Class A                    3,230,000  (20)(21)                     8.92
 Company                                   Common Stock
333 South Hope Street
Los Angeles, CA  90071

(1) Directors who are not listed in the table do not beneficially own any of the Company's shares. Shares shown as subject to options means that such options are exercisable within 60 days.

(2) Unless otherwise noted, all persons indicated in the table have full voting and investment power with respect to the share ownership described.

(3) Glenn R. Jones, Chairman of the Board of Directors and Chief Executive Officer of the Company, owns all of the outstanding shares of Jones International, Ltd. ("International") and is deemed to be the beneficial owner of all shares of the Company owned by International. By virtue of this ownership, Mr. Jones controls approximately 36% of the total votes to be cast by all shareholders of the Company's shares on matters not requiring a class vote, because, with regard to such matters, a share of Common Stock has one vote and a share of Class A Common Stock has 1/10th of a vote. The holders of Class A Common Stock, as a class, are able to elect the greater of 25% or the next highest whole number of the Company's Board of Directors. Thus, holders of the Class A Common Stock, as a class, are presently entitled to elect four directors, and the holders of the Common Stock, as a class, are presently entitled to elect nine directors. Due to his beneficial ownership of 57% of the Common Stock of the Company, Mr. Jones controls the election of the nine directors to be elected by the holders of the Common Stock.

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

(6) Includes 526,893 shares owned by Mr. Jones; 477,851 shares deemed to be held by Mr. Jones pursuant to exercisable stock options; and 1,497,373 shares held by International.

(7)  Includes 320 shares held by Mr. Coyle's wife.

(8) Includes 30,855 shares deemed to be held by Mr. Coyle pursuant to exercisable stock options.

(9)  Represents shares held by the William E. Frenzel Revocable Trust.

(10) Includes 60,694 shares deemed to be held by Mr. O'Brien pursuant to exercisable stock options.

(11) Represents shares deemed to be held by Ms. Winning pursuant to exercisable stock options.

(12) Represents shares held by the Sanford Zisman PC Profit Sharing Trust.

(13) Includes 588,900 shares deemed to be held by various executive officers and directors pursuant to exercisable stock options.

(14) Includes 12,370 shares held by Mrs. Marocco; 357 shares held by the Joseph Michael Marocco Irrevocable Trust; 2,239,416 shares held by the Jones International Grantor Business Trust in which Mrs. Marocco has shared voting power; and 474,400 shares held by the Glenn Jones Grantor Business Trust in which Mrs. Marocco has shared voting power.

(15) Includes 44,113 shares held by Mrs. Marocco; 970 shares held by the Joseph Michael Marocco Irrevocable Trust; and 10,000 shares held by Mrs. Marocco's husband. Mrs. Marocco disclaims beneficial ownership of the shares held by her husband. Mrs. Marocco's husband is a principal in a firm that may from time to time invest in the Company's securities. Mrs. Marocco disclaims beneficial ownership of any securities of the Company that said firm purchases or in which Mr. Marocco may therefor have an interest.

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

(17) Pursuant to various agreements all dated August 12, 1998 among Mr. Jones, International and certain of its affiliates, BTH and Comcast Corporation ("Comcast"), Comcast has the right to purchase all of the shares of Common Stock covered by the Option Agreements referred to in Note 16 above. Comcast's address is 1500 Market Street, Philadelphia, PA 19102-2148.

(18) BTH is deemed to be the beneficial owner of the 12,782,500 shares of Class A Common Stock owned by its wholly owned subsidiary, BTH (U.S. Cable) Limited (f/k/a Bell Canada International BVI III Limited).

(19) Pursuant to various agreements all dated August 12, 1998 among Mr. Jones, International and certain of its affiliates, BTH and Comcast, Comcast has the right to purchase all of BTH's shares of Class A Common Stock referred to in Note 18 above.

(20) Capital Research and Management Company has no sole or shared voting power and has sole dispositive power over 3,230,000 shares.

(21) This information is based upon filings made by the shareholders with the Securities and Exchange Commission, copies of which were provided to the Company.


                        ITEM 13.  CERTAIN TRANSACTIONS
                        ------------------------------

     The Company has engaged in certain transactions with its affiliates. These transactions have involved affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned or managed by the Company, lease agreements related to real estate, and lease agreements and service agreements related to certain technical, computer, financial and administrative services provided to the Company by affiliates. For the year ended December 31, 1998, approximately $1,008,000, or less than 1%, of the Company's total revenue and approximately $6,646,000, or 3.3%, of its total operating, general and administrative expenses were a result of related party transactions. Because certain officers and directors of the Company are also officers and directors of affiliated companies, the terms of any agreements between the Company and such affiliates generally are not the result of arm's length negotiations. There can be no assurance that the terms of any transactions between the Company and its affiliates have been or will be as favorable as the Company could obtain from unrelated parties.

     Set forth below is a description of the Company's transactions with Jones International, Ltd. ("International"), certain of its subsidiaries and certain other affiliates of the Company, including BTH, during the year ended December 31, 1998. In some instances the dollar amounts of transactions have been rounded to the nearest thousand. Most of the transactions described below are expected to continue during the current fiscal year.

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

JONES GALACTIC RADIO, INC.

     Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of International. The Company's cable systems receive audio programming from Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity. Payments made by the Company to Jones Galactic Radio, Inc. for programming provided to Company-owned cable systems for the year ended December 31, 1998 totaled $348,800.

KNOWLEDGE TV, INC.

     Knowledge TV, Inc., a company jointly owned by Mr. Jones, affiliates of International, BTH and the Company, operates the television network Knowledge TV. Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. sells its programming to certain cable television systems owned by the Company. Payments made by the Company to Knowledge TV, Inc. with respect to programming provided to cable television systems owned by the Company for the year ended December 31, 1998 totaled $622,800.

JONES FINANCIAL GROUP, LTD.

     Jones Financial Group, Ltd. ("Financial Group") performs services for the Company as its agent in connection with negotiations regarding various financial arrangements of the Company. Financial Group is owned 81% by International and 19% by Glenn R. Jones. In December 1994, the Company entered into a Financial Services Agreement with Financial Group pursuant to which Financial Group has agreed to render financial advisory and related services to the Company for a fee equal to 90% of the fees that would be charged to the Company by unaffiliated third parties for the same or comparable purposes. The Company pays Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and reimburses Financial Group for its reasonable out-of-pocket expenses. The term of the Financial Services Agreement is for eight years from December 1994. Financial Group and BTH have entered into a separate agreement pursuant to which BTH is entitled to receive one-half of the net fees earned (gross fees less reasonable and customary operating expenses) by Financial Group under the Financial Services Agreement. During the year ended December 31, 1998, the Company paid Financial Group fees totaling $756,000 for acting as the Company's financial advisor in connection with the Company's acquisition of the Hinesville System in 1998.

JONES INTERACTIVE, INC.

     Jones Interactive, Inc. ("Interactive"), a wholly owned subsidiary of International, provides information management and data processing services for operating companies affiliated with International. Charges to the various operating companies are based on usage of computer time by each entity. The amount charged to the Company and its managed partnerships by Interactive for the year ended December 31, 1998 totaled $6,089,000. Approximately 63% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.

JONES PROPERTIES, INC.

     Jones Properties, Inc. is a wholly owned subsidiary of International. The Company is a party to a lease with Jones Properties, Inc. under which the Company has leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term expiring July 2000, with three 5-year renewal options. The annual rent is not to exceed $24.00 per square foot, plus operating expenses. The Company has subleased approximately 44% of the building to International and certain other affiliates on the same terms and conditions of the above-mentioned lease. Rent payments to Jones Properties, Inc. by the Company, net of subleasing reimbursements, for the year ended December 31, 1998 totaled $1,390,000. Approximately 63% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.

PRODUCT INFORMATION NETWORK

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." PIN has an affiliation agreement with the Company that expires on February 1, 2005. The PIN Venture generally makes incentive payments equal to a percentage of its net advertising revenue to the cable systems that carry its programming. Most of the Company's owned cable television systems carry PIN for all or part of each day. Aggregate payments received by the Company from the PIN Venture relating to the Company's owned cable television systems totaled $1,008,000 for the year ended December 31, 1998.

GREAT AMERICAN COUNTRY, INC.

     The Great American Country network provides country music video programming to certain of the Company's owned systems. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International. During the year ended December 31, 1998, the Company paid Great American Country, Inc. a total of $517,000 for programming provided by Great American Country to Company-owned cable television systems.

SUPPLY AND SERVICES AGREEMENT WITH BTH

     The Company entered into a Supply and Services Agreement with BTH in December 1994. Pursuant to the Supply and Services Agreement, BTH provides the Company with access to the expert advice of personnel from BTH and its affiliates on an annual basis. The Company has agreed to pay an annual fee of $2,000,000 to BTH during the term of the agreement. Payments made by the Company under the Supply and Services Agreement during the year ended December 31, 1998 totaled $2,000,000.

SECONDMENT AGREEMENT WITH BTH

     The Company entered into a Secondment Agreement with BTH in December 1994. Pursuant to the Secondment Agreement, BTH provided a total of 8 secondees during 1998. These secondees worked for the Company and its managed partnerships. The Company reimbursed BTH for the full employment costs of such individuals. The Company reimbursed BTH $719,000 during the year ended December 31, 1998. Approximately 63% of this amount was paid by the Company, and the remainder was allocated to and paid by the Company's managed partnerships.

SALE OF INVESTMENT IN JONES CUSTOMER SERVICE MANAGEMENT, L.L.C.

     In 1995, the Company and Jones Cyber Solutions, Ltd. ("JCS"), an indirect subsidiary of International, formed a venture, known as Jones Customer Service Management, L.L.C., for the purpose of developing a subscriber billing and management system. As of December 31, 1998, the Company had invested $5,200,000 in the venture. The Company accounts for this investment using the equity method and, as of December 31, 1998, had recognized equity losses equal to its investment of $5,200,000. In August 1998, the Company sold its 75% interest in Jones Customer Service Management, L.L.C. to JCS for $3,150,000. The purchase price was paid $2,000,000 in cash and $1,150,000 in a note receivable. This note receivable bears interest at prime +2%, and is payable in 36 months or upon a change in control of the Company. The proceeds from this transaction were used to offset the remaining assets related to the Company's customer billing venture.

     JCS performed the basic system development work for the venture and was paid periodically on a time and materials basis, plus 10% of the amount charged, for its own service. The venture's subscriber billing and management system was trialed in one of the Company's cable systems during 1997. The Company determined, in late 1997, not to pursue the implementation of the subscriber billing and management system. As a result of this decision, the Company incurred a write-off of $14,228,000 in the fourth quarter of 1997 related to the write-off of costs associated with the planned implementation of the billing system in Company-owned cable systems.

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


        (A)(1)  FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT PUBLIC
        ACCOUNTANTS.

        (A)(2)  SCHEDULES.

        (A)(3)  EXHIBITS.


        The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

2.1 Stock Purchase Agreement dated as of May 31, 1994, between Bell Canada International Inc. and the Company. (1)

2.2 Transaction Agreement dated as of May 31, 1994, among Glenn R. Jones, Jones International, Ltd., Bell Canada International Inc. and Jones Spacelink, Ltd. (1)

2.3 Purchase and Sale Agreement (Albuquerque) dated as of July 28, 1997 between the Company and Cable TV Fund 12-BCD Venture. (17)

2.3 Purchase and Sale Agreement (Palmdale) dated as of February 25, 1998, between the Company and Cable TV Fund 12-BCD Venture. (18)

2.4 Purchase and Sale Agreement (Littlerock) dated as of February 25, 1998, between the Company and Cable TV Fund 14-B, Ltd. (18)

2.5 Asset Purchase Agreement (Hinesville) dated August 24, 1998 between Jones Communications of Georgia/South Carolina, Inc. and Bresnan Communications Company, L.P.

2.6 Purchase and Sale Agreement (Grants) dated June 16, 1998 between Spacelink Fund 3, Ltd. and Jones Communications of New Mexico, Inc.

2.7 Purchase and Sale Agreement (Socorro) dated June 16, 1998 between Spacelink Fund 3, Ltd. and Jones Communications of New Mexico, Inc.

3.1     Articles of Incorporation and amendments thereto of the Company. (4)

3.2     Amendment to Articles of Incorporation of Company filed July 24, 1995.
        (2)

3.3 Amendment to Articles of Incorporation of Company filed September 18, 1996. (15)

3.4     Bylaws of the Company. (2)

4.1 Indenture, dated as of July 15, 1992, between the Company and First Trust National Association. (5)

4.2 Second Supplemental Indenture, dated as of March 1, 1993, between the Company and First Trust National Association. (6)

4.3 Indenture dated March 23, 1995 with respect to the Senior Notes, between the Company and U.S. Trust Company of California, N.A. (7)

4.4 First Supplemental Indenture dated as of March 23, 1995 with respect to $200,000,000 aggregate principal amount of the Company's 9 5/8% Senior Notes due 2002, between the Company and U.S. Trust Company of California, N.A. (7)

4.5 Second Supplemental Indenture dated as of March 21, 1997 with respect to $250,000,000 aggregate principal amount of the Company's 8 7/8% Senior Notes due 2007, between the Company and U.S. Trust Company of California, N.A. (16)

4.6 Third Supplemental Indenture dated as of April 6, 1998 with respect to $200,000,000 aggregate principal amount of the Company's 7 5/8% Senior Notes due 2008, between the Company and U.S. Trust Company of California, N.A. (19)

4.6 Form of Shareholders Agreement among Glenn R. Jones, Jones International, Ltd., Bell Canada International Inc. and the Company. (1)

4.7 Agreement and Amendment No. 1 to Shareholders Agreement dated as of August 12, 1998, amending the Shareholders Agreement. (20)

10.1.1 Form of Financial Services Agreement between Jones Financial Group, Ltd. and the Company. (1)

10.1.2  Form of Employment Agreement between Glenn R. Jones and the Company. (1)

10.1.3 Termination Agreement dated as of August 12, 1998, between the Company and Mr. Jones. (20)

10.1.4 Form of Supply and Services Agreement between Bell Canada International Inc. and the Company. (1)

10.1.5 Form of Secondment Agreement between Bell Canada International Inc. and the Company. (1)

10.1.6 Form of Option Agreement for Glenn R. Jones and Jones International, Ltd. between Bell Canada International Inc. and Newco. (1)

10.1.7 Amendment to Option Agreements dated as of August 12, 1998, between The Bank of New York, as successor agent to Morgan Guaranty Trust Company of New York (as agent for BTH and Comcast) and the Jones Entities. (20)

10.1.8 Agreement dated as of August 12, 1998, among the Jones Entities and Comcast. (20)

10.1.6 Affiliate Agreement dated August 1, 1994 between the Company and Jones Infomercial Networks, Inc. (2)

10.2.1   1992 Stock Option Plan. (8)

10.2.2   Form of Basic Incentive Stock Option Agreement. (8)

10.2.3   Form of Basic Non-Qualified Stock Option Agreement. (8)

10.3.1 Office Lease, dated June 8, 1984, between the Company and Jones Properties, Inc., regarding office space at 9697 East Mineral Avenue, Englewood, Colorado. (9)

10.3.2 Office Building Lease dated December 9, 1994 between Jones Panorama Properties, Inc. and the Company regarding Lot 4, Panorama Office Park.
         (2)

10.4.1   Partnership Agreement for Cable TV Fund 12. (9)

10.4.2   Partnership Agreement for Cable TV Fund 14. (10)

10.4.3   Partnership Agreement for Jones Cable Income Fund 1. (11)

10.4.4   Partnership Agreement for IDS/Jones Growth Partners. (12)

10.4.5   Partnership Agreement for Cable TV Fund 15. (13)

10.4.6   Partnership Agreement for IDS/Jones Growth Partners II, L.P.  (14)

10.5.1 Credit Agreement dated October 31, 1995 among Jones Cable Holdings, Inc. and NationsBank of Texas, N.A. and The Bank of Nova Scotia, as lenders and as managing agents and various other lenders. (3)

10.5.2 First Amendment dated as of September 17, 1996 to Credit Agreement dated October 31, 1995 among Jones Cable Holdings, Inc. and NationsBank of Texas, N.A., individually and as agent for various other lenders.
         (15)

10.5.3 Credit Agreement dated as of October 29, 1996 among Jones Cable Holdings II, Inc. and The Bank of Nova Scotia, NationsBank of Texas, N.A. and Societe Generale, as managing agents for various lenders. (15)

21       List of Subsidiaries of the Company.

23 Consent of Arthur Andersen & LLP, independent public accountants, to the incorporation by reference of its report into the Company's Form S-8 and Form S-3 Registration Statements.

27       Financial Data Schedule

___________

(1) Incorporated by reference from the Company's Current Report on Form 8-K, filed on June 6, 1994.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

(5) Incorporated by reference from the Company's Registration Statement No. 33-47030 on Form S-3, filed on April 8, 1992, and Amendment Nos. 1 and 2 thereof, filed on April 24, 1992 and June 4, 1992, respectively, and Post-Effective Amendment No. 1 thereof, filed on July 15, 1992.

(6) Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 1, 1993.

(7) Incorporated by reference from the Company's Current Report on form 8-K dated March 23, 1995.

(8) Incorporated by reference from the Company's Registration No. 33-54596 on Form S-8, filed on November 16, 1992.

(9) Incorporated by reference from the Company's Registration Statement No. 2-94127.

(10) Incorporated by reference from the Company's Registration Statement No. 33-6976, filed on July 3, 1986, and Amendment No. 1 thereto, filed on November 17, 1986.

(11) Incorporated by reference from the Company's Registration Statement No. 33-00968 on Form S-1, filed on October 18, 1985.

(12) Incorporated by reference from the Company's Registration Statement No. 33-12473.

(13) Incorporated by reference from the Company's Registration Statement No. 33-24358.

(14) Incorporated by reference from the Company's Registration Statement on Form 8-A No. 0-18133, dated November 16, 1989.

(15) Incorporated by reference from the Company's Annual Report on Form 10-K for year ended December 31, 1996.

(16) Incorporated by reference from the Company's Current Report on Form 8-K dated March 21, 1997

(17) Incorporated by reference from the Company's Current Report on Form 8-K dated August 1, 1997.

(18) Incorporated by reference from the Company's Annual Report on Form 10-K for year ended December 31, 1997.

(19) Incorporated by reference from the Company's Current Report on Form 8-K dated April 6, 1998.

(20) Incorporated by reference from Mr. Jones' and International's Amendment No. 2 to Schedule 13D, electronically filed on August 14, 1998, and identified as Exhibits 3 through 6, respectively, to said Schedule 13D.

(b)      Reports on Form 8-K

         None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JONES INTERCABLE, INC.



                                        By:  /s/ Glenn R. Jones
                                             --------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and
Dated: February 17, 1999                     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By:  /s/ Glenn R. Jones
                                             --------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and
                                             Chief Executive Officer
Dated: February 17, 1999                     (Principal Executive Officer)


                                        By:  /s/ Kevin P. Coyle
                                             --------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
Dated: February 17, 1999                     Principal Financial Officer)


                                        By:  /s/ Larry W. Kaschinske
                                             --------------------------------
                                             Larry W. Kaschinske
                                             Controller
Dated: February 17, 1999                     (Principal Accounting Officer)


                                        By:  /s/ James B. O'Brien
                                             --------------------------------
                                             James B. O'Brien
Dated: February 17, 1999                     President and Director

                                        By:  /s/ Robert E. Cole
                                             --------------------------------
                                             Robert E. Cole
Dated: February 17, 1999                     Director


                                        By:  /s/ William E. Frenzel
                                             --------------------------------
                                             William E. Frenzel
Dated: February 17, 1999                     Director


                                        By:  ________________________________
                                             Josef J. Fridman
Dated:                                       Director


                                        By:  ________________________________
                                             Donald L. Jacobs
Dated:                                       Director


                                        By:  /s/ Robert Kearney
                                             --------------------------------
                                             Robert Kearney
Dated: February 17, 1999                     Director


                                        By:  /s/ James J. Krejci
                                             --------------------------------
                                             James J. Krejci
Dated: February 17, 1999                     Director


                                        By:  /s/ Raphael M. Solot
                                             --------------------------------
                                             Raphael M. Solot
Dated: February 17, 1999                     Director


                                        By:  /s/ Howard O. Thrall
                                             --------------------------------
                                             Howard O. Thrall
Dated: February 17, 1999                     Director


                                        By:  ________________________________
                                             Siim A. Vanaselja
Dated:                                       Director

                                        By:  /s/ Sanford Zisman
                                             --------------------------------
                                             Sanford Zisman
Dated: February 17, 1999                     Director


                                        By:  /s/ Robert B. Zoellick
                                             --------------------------------
                                             Robert B. Zoellick
Dated: February 17, 1999                     Director