Form 10-Q
period 1999-03-31
JONES INTERCABLE INC
filed 1999-05-14
CIK 275605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 1999
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                          Commission File Number 1-9953

                             JONES INTERCABLE, INC.
               (Exact name of registrant as specified in charter)

          COLORADO                                         84-0613514
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                             c/o Comcast Corporation
                 1500 Market Street, Philadelphia, PA 19102-2148
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700

                           --------------------------

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes X                                        No __

                           --------------------------

As of March 31, 1999, there were 36,248,482 shares of Class A Common Stock and 5,113,021 shares of Common Stock outstanding.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I    FINANCIAL INFORMATION

          ITEM 1    Financial Statements

                    Review Report of Independent Public Accountants............2

                    Condensed Consolidated Balance Sheet
                    as of March 31, 1999 and
                    December 31, 1998 (Unaudited)..............................3

                    Condensed Consolidated Statement of Operations
                    and Accumulated Deficit for the Three Months
                    Ended March 31, 1999 and 1998 (Unaudited)..................4

                    Condensed Consolidated Statement of
                    Cash Flows for the Three Months Ended
                    March 31, 1999 and 1998 (Unaudited)........................5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited).................................6 - 8

          ITEM 2    Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations............................................9 - 12

PART II   OTHER INFORMATION

          ITEM 1    Legal Proceedings.........................................13

          ITEM 6    Exhibits and Reports on Form 8-K..........................14

SIGNATURES....................................................................15

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 1999. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Jones Intercable," "we," "us" and "our" refer to Jones Intercable, Inc. and its subsidiaries.

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

     The cable communications industry may be affected by, among other things:

     o    changes in laws and regulations,
     o    changes in the competitive environment,
     o    changes in technology,
     o    franchise related matters,
     o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes; and
     o    general economic conditions.

                 REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Jones Intercable, Inc.:

We have made a review of the accompanying condensed consolidated balance sheet of JONES INTERCABLE, INC. (a Colorado corporation) and subsidiaries as of March 31, 1999, and the related condensed consolidated statement of operations and accumulated deficit and of cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jones Intercable, Inc. and subsidiaries as of December 31, 1998 (not presented herein), and, in our report dated February 17, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                             ARTHUR ANDERSEN LLP



Denver, Colorado
May 7, 1999

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  (Dollars in thousands, except share data)
                                                                                        March 31,       December 31,
                                                                                           1999             1998
                                                                                        ----------       ----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents.......................................................         $7,916           $2,586
   Accounts receivable, less allowance for doubtful
     accounts of $3,082 and $2,822.................................................         33,855           32,452
   Other current assets............................................................         47,863           69,053
                                                                                        ----------       ----------
       Total current assets........................................................         89,634          104,091
                                                                                        ----------       ----------

INVESTMENTS........................................................................         34,738           19,724
                                                                                        ----------       ----------

PROPERTY AND EQUIPMENT.............................................................      1,051,640        1,005,080
   Accumulated depreciation........................................................       (341,613)        (311,655)
                                                                                        ----------       ----------
   Property and equipment, net.....................................................        710,027          693,425
                                                                                        ----------       ----------

DEFERRED CHARGES AND OTHER.........................................................      1,314,469        1,290,192
   Accumulated amortization........................................................       (404,375)        (376,339)
                                                                                        ----------       ----------
   Deferred charges and other, net.................................................        910,094          913,853
                                                                                        ----------       ----------
                                                                                        $1,744,493       $1,731,093
                                                                                        ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses...........................................        $78,252          $89,516
   Accrued interest................................................................         23,849           23,265
   Current portion of long-term debt...............................................          1,809            2,237
                                                                                        ----------       ----------
       Total current liabilities...................................................        103,910          115,018
                                                                                        ----------       ----------

LONG-TERM DEBT, less current portion...............................................      1,497,875        1,460,470
                                                                                        ----------       ----------

OTHER LIABILITIES..................................................................         16,243
                                                                                        ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Class A common stock, $.01 par value - authorized, 60,000,000 shares;
     issued, 36,248,482 and 36,143,054.............................................            362              361
   Common stock, $.01 par value - authorized, 5,550,000 shares; issued, 5,113,021..             51               51
   Additional capital..............................................................        496,887          495,116
   Accumulated deficit.............................................................       (370,835)        (339,923)
                                                                                        ----------       ----------
       Total stockholders' equity..................................................        126,465          155,605
                                                                                        ----------       ----------
                                                                                        $1,744,493       $1,731,093
                                                                                        ==========       ==========

See notes to condensed consolidated financial statements.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                          (Amounts in thousands, except per share data)
                                                                                   Three Months Ended March 31,
                                                                                     1999             1998
                                                                                   ---------        ---------
REVENUES
   Cable Communications Revenues
     Subscriber service fees..................................................      $124,080          $91,661
     Management fees..........................................................           880            3,949
     Distributions and brokerage fees.........................................         3,193            3,707
   Non-cable revenue..........................................................           867            2,013
                                                                                   ---------        ---------
                                                                                     129,020          101,330
                                                                                   ---------        ---------

COSTS AND EXPENSES
   Cable Communications Expenses
     Operating................................................................        63,229           47,479
     Selling, general and administrative......................................         7,553            5,488
   Non-cable operating, selling, general and administrative...................           711            2,203
   Depreciation and amortization..............................................        58,625           44,755
                                                                                   ---------        ---------
                                                                                     130,118           99,925
                                                                                   ---------        ---------

OPERATING (LOSS) INCOME.......................................................        (1,098)           1,405

OTHER (INCOME) EXPENSE
   Interest expense...........................................................        27,836           21,368
   Equity in net losses of affiliates.........................................         1,481            1,293
   Investment income..........................................................          (303)            (307)
   Other expense (income).....................................................           800             (202)
                                                                                   ---------        ---------
                                                                                      29,814           22,152
                                                                                   ---------        ---------

LOSS BEFORE INCOME TAXES......................................................       (30,912)         (20,747)

INCOME TAXES..................................................................
                                                                                   ---------        ---------

NET LOSS......................................................................       (30,912)         (20,747)

ACCUMULATED DEFICIT
   Beginning of period........................................................      (339,923)        (259,505)
                                                                                   ---------        ---------

   End of period..............................................................     ($370,835)       ($280,252)
                                                                                   =========        =========

BASIC LOSS FOR COMMON STOCKHOLDERS PER COMMON SHARE...........................         ($.75)           ($.51)
                                                                                   =========        =========

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING....................        41,325           40,692
                                                                                   =========        =========


See notes to condensed consolidated financial statements.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                          (Dollars in thousands)
                                                                                        Three Months Ended March 31,
                                                                                          1999              1998
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net loss.........................................................................     ($30,912)         ($20,747)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization..................................................       58,625            44,755
     Non-cash interest expense......................................................          584
     Equity in net losses of affiliates.............................................        1,481             1,293
     Class A Common Stock option expense............................................                             63
                                                                                        ---------         ---------
                                                                                           29,778            25,364
     Changes in working capital and other liabilities...............................       (1,205)          (12,337)
                                                                                        ---------         ---------
           Net cash provided by operating activities................................       28,573            13,027
                                                                                        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................       37,000            33,081
   Repayments of long-term debt.....................................................          (23)          (15,000)
   Proceeds from Class A Common Stock options exercised.............................        1,772               641
   Net transactions with affiliates.................................................       (5,035)            1,065
                                                                                        ---------         ---------
           Net cash provided by financing activities................................       33,714            19,787
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Acquisition, net of cash acquired................................................      (10,720)
   Capital expenditures.............................................................      (43,880)          (34,296)
   Additions to deferred charges....................................................       (2,120)
   Other, net.......................................................................         (237)              101
                                                                                        ---------         ---------
           Net cash used in investing activities....................................      (56,957)          (34,195)
                                                                                        ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................        5,330            (1,381)

CASH AND CASH EQUIVALENTS, beginning of period......................................        2,586             3,595
                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, end of period............................................       $7,916            $2,214
                                                                                        =========         =========


See notes to condensed consolidated financial statements.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Basis of Presentation
       The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Jones Intercable, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1999 and for all periods presented have been made.

       Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1999 are not necessarily indicative of operating results for the full year.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       New Accounting Pronouncement
       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

       Loss for Common Stockholders Per Common Share
       Loss for common stockholders per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

       For the three months ended March 31, 1999 and 1998, the Company's potential common shares of 468,000 shares and 409,000 shares, respectively, have an antidilutive effect on loss for common stockholders per common share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

       Reclassifications
       Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1999.

3.     ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

       Closing of Acquisition by Comcast Corporation
       On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the Company for aggregate consideration of $706.3 million. Comcast now owns approximately 12.8 million shares of the Company's Class A Common Stock and approximately
       2.9 million shares of the Company's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the Company. Also on that date, Comcast contributed its shares in the Company to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent approximately 57% of the Company's outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the Company. As a result of this transaction, the Company is now a consolidated public company subsidiary of Comcast Cable.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

       Also on April 7, 1999, the Bylaws of the Company were amended to establish the size of the Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors. The independent members of the Company's Board of Directors have approved Comcast and the Company entering into a management agreement pursuant to which Comcast will provide supervisory management services to the Company for a fee of 4.5% of the Company's gross revenues derived from cable systems.

       To facilitate an orderly change in control to Comcast, the Company established a retention and severance program for its corporate associates who will be terminated due to the change in control. The program provides incentives to corporate associates to remain with the Company through a transition period following April 7, 1999. The program provides for cash severance payments to associates that have been or will be terminated due to the change in control.

       The Company anticipates incurring between $50 million and $65 million in costs related to the change in control. Such costs include severance payments to personnel, employment contract terminations, salaries during the transition period following the change in control, costs associated with the termination of an information technology services agreement with a former affiliated entity, lease termination costs and professional fees incurred by the Company in connection with the change in control.

       Littlerock System Acquisition
       On January 29, 1999, the Company, through a wholly owned subsidiary, acquired the cable communications system serving areas in and around Littlerock, California (the "Littlerock System") for $10.7 million in cash from Cable TV Fund 14-B, Ltd., a partnership managed by the Company. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of the Littlerock System have been included in the accompanying condensed consolidated statement of operations and accumulated deficit from the acquisition date. The acquisition was funded with borrowings under the subsidiary's existing credit facility.

       Calvert County System Acquisition
       In June 1998, the Company, through a wholly owned subsidiary, entered into an agreement with Cable TV Fund 14-A, Ltd., a partnership managed by the Company, to purchase the cable communications system serving areas in and around Calvert County, Maryland for $39.4 million in cash, subject to customary closing adjustments. The acquisition is expected to be funded with borrowings under the subsidiary's existing credit facility. The closing of this acquisition, which is expected to occur in the second quarter of 1999, is subject to the receipt of necessary regulatory and other approvals.

4.     INVESTMENTS

       Partnership Liquidations
       The Company is in the final stages of liquidating its managed partnerships and the remaining three partnership- owned cable communications systems serving 44,000 basic subscribers are currently in various stages of being sold. The pending sales are expected to be completed by the end of the second quarter of 1999. The Company is and/or has been the defendant in litigation filed by limited partners of certain of its managed partnerships challenging the terms of certain sales of partnership-owned cable communications systems to the Company and/or its subsidiaries (see Note 8). Those managed partnerships that are involved in litigation will not be dissolved until such litigation is finally resolved and terminated.

       At Home Warrants
       In June 1998, the Company entered into a six year Distribution Agreement with At Home Corporation ("@Home"), which provides for the distribution of high speed Internet services to the Company's cable communications systems. Deployment began in December 1998. In conjunction with the Distribution Agreement, the Company and @Home entered into a Warrant Purchase Agreement providing for the Company's purchase of up to a maximum of 2,046,100 shares of @Home Series A Common Stock at $10.50 per share. The warrants become exercisable after March 31 each year, beginning in 1999, as the Company launches @Home services in its cable communications systems. As of March 31, 1999, warrants to purchase
       130,000 shares of @Home Series A Common Stock were exercisable. Accordingly, as of March 31, 1999, the Company recorded an investment

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

       in @Home warrants of $19.1 million and deferred revenue of an equal amount. Beginning in the second quarter of 1999, the Company's investment in @Home Warrants will be classified as available for sale and recorded at their fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of other comprehensive income.

5.     LONG-TERM DEBT

       Interest Rates
       As of March 31, 1999 and December 31, 1998, the Company's effective weighted average interest rate on its long-term debt outstanding was 6.66% and 6.76%, respectively.

       Lines of Credit
       As of March 31, 1999, certain subsidiaries of the Company had unused lines of credit of $453.0 million, $65.8 million of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

6.     RELATED PARTY TRANSACTIONS

       The Company has certain transactions with related parties for programming services, employment costs, information technology services and rent for leased facilities. Of the Company's total operating, selling, general and administrative expenses, approximately $2.0 million and $1.5 million for the three months ended March 31, 1999 and 1998, respectively, was with related parties.

7.     STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

       The Company made cash  payments  for interest of $27.3  million and $23.9
       million   during  the  three  months  ended  March  31,  1999  and  1998, respectively.

       The Company's investment in @Home warrants (see Note 4) had no impact on the Company's condensed consolidated statement of cash flows due to its non-cash nature.

8.     COMMITMENTS AND CONTINGENCIES

       The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

       In April 1999, the Company and the parties to a shareholders' derivative action filed by a shareholder of the Company against certain directors of the Company entered into a Stipulation of Voluntary Dismissal (the "Stipulation") of the case challenging the determination by the Board of Directors in December 1997 that The Jones Internet Channel had a contractual right to distribute its programming on a channel in the Company's cable communications systems. Pursuant to the Stipulation, the action was dismissed as moot and counsel for the derivative plaintiff was paid $375,000 in legal fees. Also in April 1999, in connection with the closing of Comcast's acquisition of a controlling interest in the Company, the pending litigation among former shareholders of the Company relating to the same December 1997 determination by the Board of Directors relating to The Jones Internet Channel was dismissed by agreement of the parties and the appeal by certain of the defendants that was pending was dismissed.

       In April 1999, the two pending limited partner class action complaints challenging the Company's acquisitions of the Palmdale and Littlerock, California cable communications systems, respectively, were dismissed on the grounds that the plaintiffs in these cases could only bring the actions derivatively and not as class actions. There can be no assurance, however, that the plaintiffs will not refile the complaints as derivative actions.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We have experienced significant growth in recent years both through strategic acquisitions and growth in our existing business. We have historically met our cash needs for operations through our cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided through our financing activities, as well as our existing cash and cash equivalents.

     We are engaged primarily in the cable communications business. Over the last several years, we have taken significant steps to simplify our corporate structure. This process has included the sale of cable communications systems owned by certain managed partnerships to either us or to third parties, and the divestiture of certain of our non-strategic assets. During this process, we have also made significant progress in clustering our owned subscribers into two primary groups of cable systems. Our Virginia/Maryland cluster is based primarily on geography, while our suburban cluster is based on similar market and operating characteristics rather than geography. These clusters represent approximately 95% of our owned subscribers.

General Developments of Business

     See Note 3 to our condensed  consolidated  financial statements included in
Item 1.

Liquidity and Capital Resources

     See Note 3 to our condensed  consolidated  financial statements included in
Item 1.

     Cash and Cash Equivalents

     Cash and cash equivalents as of March 31, 1999 were $7.9 million.

     Investments

     See Note 4 to our condensed  consolidated  financial statements included in
Item 1.

     We do not have any significant contractual funding commitments with respect to any of our investments. However, to the extent we do not fund our investees' capital calls, we expose ourselves to dilution of our ownership interests. We continually evaluate our existing investments as well as new investment opportunities.

     Financing

     See Note 5 to our condensed  consolidated  financial statements included in
Item 1.

     As of March 31, 1999 and December 31, 1998, our long-term debt, including current portion, was $1.500 billion and $1.463 billion, respectively, of which 49.6% and 50.9%, respectively, was at variable rates.

     We may from time to time, depending on certain factors including market conditions, make optional repayments on our debt obligations.

     We, in our capacity as the general partner of our managed partnerships, have from time to time received general partner distributions upon the sale of cable communications systems owned by such partnerships. No such distributions were received during the three months ended March 31, 1999. In addition, we, through a wholly owned subsidiary, have earned brokerage fees upon the sale of the managed partnership's cable communications systems to third parties. During the three months ended March 31, 1999, we earned brokerage fees, net of expenses, of $3.2 million. Upon the completion of the sale of the remaining three cable communications systems owned by managed partnerships in the second quarter of 1999, general partner distributions and brokerage fees will cease to be a source of funds for us.

     Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or
miscalculations   by  computer   programs,   which  could  cause  disruption  of
operations.

     We are in the process of evaluating and addressing the impact of the Year 2000 Issue on our operations to ensure that our information technology and business systems recognize calendar Year 2000. We are utilizing both internal and external resources in implementing our Year 2000 program, which consists of the following phases:

     o    Assessment  Phase.   Structured   evaluation,   including  a  detailed
          inventory outlining the

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

          impact that the Year 2000 Issue may have on current operations.

     o Detailed Planning Phase. Establishment of priorities, development of specific action steps and allocation of resources to address the issues identified in the Assessment Phase.

     o Conversion Phase. Implementation of the necessary system modifications as outlined in the Detailed Planning Phase.

     o Testing Phase. Verification that the modifications implemented in the Conversion Phase will be successful in resolving the Year 2000 Issue so that all inventory items will function properly, both individually and on an integrated basis.

     o Implementation Phase. Final roll-out of fully tested components into an operational unit.

     Based on an inventory conducted in 1997, we have identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. Many of our critical systems are new and are already Year 2000 compliant as a result of our recent rebuild of many of our cable communications systems. In addition, we have initiated communications with all of our significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which we use or rely upon.

     As of March 31, 1999, we are in the Conversion Phase of our Year 2000 remediation program and have entered the Testing Phase with respect to certain of our key systems. Through March 31, 1999, we have incurred approximately $1.5 million in connection with our Year 2000 remediation program. We estimate that we will incur between approximately $1.5 million to $2.0 million of additional expense through December 1999 in connection with our Year 2000 remediation program. Our estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which we rely will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on us.

     Our management will continue to periodically report the progress of our Year 2000 remediation program to the Audit Committee of our Board of Directors. We plan to complete the Year 2000 mitigation by the third quarter of 1999. Our management has investigated and may consider potential contingency plans in the event that our Year 2000 remediation program is not completed by that date.

     The costs of the project and the date on which we plan to complete the Year 2000 modifications and replacements are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate necessary skills and the ability to locate and correct all relevant computer code and similar uncertainties.

     We believe that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material adverse impact on our operations.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

Statement of Cash Flows

     Cash and cash equivalents increased $5.3 million as of March 31, 1999 from December 31, 1998. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash provided by operating activities amounted to $28.6 million for the three months ended March 31, 1999, due principally to our operating income before depreciation and amortization (see "Results of Operations"), changes in working capital as a result of the timing of receipts and disbursements, and the acquisition of cable communications systems.

     Net cash provided by financing activities was $33.7 million for the three months ended March 31, 1999. During the three months ended March 31, 1999, we borrowed $37.0 million under subsidiary credit facilities, primarily for capital expenditures and to fund the acquisition of the cable communications system serving areas in and around Littlerock, California (the "Littlerock System"). During the three months ended March 31, 1999, we advanced $5.0 million to partnerships managed by us to fund operations and for capital expenditures.

     Net cash used in investing activities was $57.0 million for the three months ended March 31, 1999. Net cash used in investing activities includes the acquisition of the Littlerock System, net of cash acquired, of $10.7 million and capital expenditures of $43.9 million.

Results of Operations

     Our summarized consolidated financial information for the three months ended March 31, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                              Three Months Ended
                                                                  March 31,          Increase / (Decrease)
                                                               1999        1998         $           %
                                                             --------    --------    --------    --------
Revenues...............................................        $129.0      $101.3       $27.7        27.3%
Operating, selling, general and administrative
   expenses............................................          71.5        55.2        16.3        29.5
                                                             --------    --------
Operating income before depreciation and
   amortization (1)....................................          57.5        46.1        11.4        24.7
Depreciation and amortization..........................          58.6        44.7        13.9        31.1
                                                             --------    --------
Operating (loss) income................................          (1.1)        1.4        (2.5)         NM
                                                             --------    --------
Interest expense.......................................          27.8        21.4         6.4        29.9
Equity in net losses of affiliates.....................           1.5         1.3         0.2        15.4
Investment income......................................          (0.3)       (0.3)
Other expense (income).................................           0.8        (0.2)        1.0          NM
                                                             --------    --------
Net loss...............................................        ($30.9)     ($20.8)      $10.1        48.6%
                                                             ========    ========

------------
(1) Operating income before depreciation and amortization is commonly referred to in the cable communications business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable communications business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the cable communications industry, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

     We derive our revenues from four sources: subscriber service fees from owned cable communications systems, management fees from managed partnerships, brokerage fees and distributions paid upon the sale of cable communications systems owned by managed partnerships and revenues from a non-cable subsidiary. We receive management fees generally equal to 5% of gross operating revenues of our managed limited partnerships. Upon the completion of the sale of the remaining three cable communications systems owned by managed partnerships in the second quarter of 1999, general partner distributions and brokerage fees will cease to be a source of revenue for us.

     Of the $27.7 million increase in revenues for the three month period from 1998 to 1999, $32.4 million is attributable to an increase in subscriber service fees, offset by a $3.1 million decrease in management fees, a $1.1 million decrease in non-cable revenue and a $0.5 million decrease in distributions and brokerage fees. Of the $32.4 million increase in subscriber fees, $23.0 million is attributable to the effects of the acquisitions of cable communications systems, $1.5 million is attributable to subscriber growth, $3.4 million relates to changes in rates, $0.8 million is attributable to growth in cable advertising sales and $3.7 million relates to other product offerings.

     Operating, general and administrative expenses consist primarily of costs associated with the operation and administration of owned cable communications systems, the administration of managed partnerships and the operation and administration of our non-cable subsidiary. We are reimbursed by our managed partnerships for costs associated with the administration of the partnerships. The principal administrative cost components are salaries paid to corporate and system personnel, programming expenses, consumer marketing expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities and cable system maintenance expenses.

     Of the $16.3 million increase in operating, selling, general and administrative expenses for the three month period from 1998 to 1999, $12.9 million is attributable to the effects of the acquisitions of cable communications systems, $2.1 million is attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings and $1.3 million results from increases in the cost of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     The $13.9 million increase in depreciation and amortization expense for the three month period from 1998 to 1999 is primarily a result of the effects of our acquisition of cable communications systems and of our capital expenditures.

     The $6.4 million increase in interest expense is due to higher outstanding balances on our interest bearing obligations. Borrowings were used to fund the acquisitions of cable communications systems.

     The $1.0 million increase in other expense for the three month period from 1998 to 1999 is primarily attributable to the disposition of cable communications systems by the managed partnerships during the three months ended March 31, 1999.

     For the three months ended March 31, 1999 and 1998, our (losses) earnings before income taxes, equity in net losses of affiliates and fixed charges (interest expense) were ($1.6 million) and $1.9 million, respectively. Such (losses) earnings were not adequate to cover our fixed charges of $27.8 million and $21.4 million for the three months ended March 31, 1999 and 1998, respectively. Our fixed charges include non-cash interest expense of $0.6 million for the three months ended March 31, 1999. The inadequacy of these (losses) earnings to cover fixed charges is primarily due to the substantial non-cash charges for depreciation and amortization expense.

     We believe that our losses and inadequacy of earnings to cover fixed charges will not significantly affect the performance of our normal business activities because of our existing cash and cash equivalents, our ability to generate operating income before depreciation and amortization and our ability to obtain external financing.

     We believe that our operations are not materially affected by inflation.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

           We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

           Shareholder Litigation

           On April 6, 1999, the Company and the parties to a shareholders' derivative action in U.S. District Court for the District of Colorado, entitled Leslie Susser, plaintiff v. Glenn R. Jones, James
           J. Krejci, James B. O'Brien, Howard O. Thrall, Raphael M. Solot, Robert E. Cole, Sanford Zisman, and Donald L. Jacobs, defendants, Civil Action No. 98-M-616, entered into a Stipulation of Voluntary Dismissal Pursuant to Rule 41(a)(1) of the Federal Rules of Civil Procedure (the "Stipulation"). This action had been filed against the named directors of the Company by a shareholder, suing derivatively on behalf of the Company, in connection with a determination by the Board of Directors on December 23, 1997, that The Jones Internet Channel, a provider of high-speed internet programming services via cable modem, had a contractual right to distribute such programming on a channel in the Company's systems. Under the Stipulation, this action was dismissed as moot, in light of a determination by the Company to contract with @Home, Inc., an alternative provider of high speed internet programming services via cable modem, for the distribution of @Home on the Company's systems following an injunction relating to The Jones Internet Channel issued by the Court on May 5, 1998. Pursuant to the Stipulation, counsel for the derivative plaintiff was to be paid $375,000 in legal fees, subject to the approval of the Board of Directors of the Company, or a committee of the Board, pursuant to Colorado law pertaining to the
           indemnification  of  directors.   The  fees  were  stipulated  to  be
           reasonable compensation for actions undertaken by counsel for the derivative plaintiff that contributed to benefits conferred on the Company and its public shareholders. On April 7, 1999, the Court "so-ordered" the Stipulation. The derivative Complaint and other public documents in this action are available in the files of the Court. The $375,000 in legal fees was paid to counsel for the derivative plaintiff in April 1999.

           On April 7, 1999, in connection with the closing of Comcast's acquisition of a controlling interest in the Company, the pending litigation entitled BCI Telecom Holding Inc., plaintiff v. Jones Intercable, Inc., Jones International, Ltd., Jones Internet Channel, Inc. and Glenn R. Jones, defendants, Civil Action No, 98-M- 224, U.S. District Court for the District of Colorado, was dismissed by agreement of the parties thereto, and Jones International, Ltd., Jones Internet Channel, Inc. and Glenn R. Jones dismissed the appeal that was pending in the U.S. Tenth Circuit Court of Appeals of the Order entered against them in such litigation.

           Palmdale Litigation

           In December 1998, City Partnership Co. ("City Partnership"), a limited partner of Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 98-CV-4493) naming the Company as defendant. City Partnership, on its behalf and on behalf of all other persons who are limited partners of Cable TV Fund 12-B, Fund 12-C and Fund 12-D, challenged the terms of sale of the cable television systems serving the communities in and around Palmdale and Lancaster, California to an affiliate of the Company. The Company filed a motion to dismiss the class action complaint on the grounds that the plaintiff could only bring the action derivatively and not as a class action. The court granted the Company's motion to dismiss in April 1999. There can be no assurance, however, that the plaintiff will not refile its complaint as a derivative action.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

           Littlerock Litigation

           In January 1999, City Partnership Co. ("City Partnership"), a limited partner of Cable TV Fund 14-B, Ltd., filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 99-CV- 0150) naming the Company as defendant. City Partnership, on its behalf and on behalf of all other persons who are limited partners of Cable TV Fund 14-B, Ltd., challenged the terms of sale of the cable television system serving Littlerock, California to an affiliate of the Company. The Company filed a motion to dismiss the class action complaint on the grounds that the plaintiff could only bring the action derivatively and not as a class action. The court granted the Company's motion to dismiss in April 1999. There can be no assurance, however, that the plaintiff will not refile its complaint as a derivative action.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          15.1 Letter Regarding Unaudited Interim Financial Statements.

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K - none.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        JONES INTERCABLE, INC.
                                        ----------------------------------------






                                        /S/ LAWRENCE S. SMITH
                                        ----------------------------------------
                                        Lawrence S. Smith
                                        Principal Accounting Officer


                                        /S/ JOSEPH J. EUTENEUER
                                        ----------------------------------------
                                        Joseph J. Euteneuer
                                        Vice President (Authorized Officer)




Date: May 14, 1999