Form 10-Q
period 1999-06-30
JONES INTERCABLE INC
filed 1999-08-16
CIK 275605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1999
                                       OR

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

         Yes  _X_                                         No ___

                           --------------------------

As of June 30, 1999, there were 36,935,970 shares of Class A Common Stock and 5,113,021 shares of Common Stock outstanding.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I    FINANCIAL INFORMATION

          ITEM 1    Financial Statements

                    Review Report of Independent Public Accountants...........2

                    Condensed Consolidated Balance Sheet
                    as of June 30, 1999 and December 31, 1998 (Unaudited).....3

                    Condensed Consolidated Statement of Operations
                    and Accumulated Deficit for the Six and Three Months
                    Ended June 30, 1999 and 1998 (Unaudited)..................4

                    Condensed Consolidated Statement of
                    Cash Flows for the Six Months Ended
                    June 30, 1999 and 1998 (Unaudited)........................5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...............................6 - 10

          ITEM 2    Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations..........................................11 - 15

PART II   OTHER INFORMATION

          ITEM 1    Legal Proceedings...................................16 - 19

          ITEM 6    Exhibits and Reports on Form 8-K.........................19

          SIGNATURES.........................................................20

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended June 30, 1999. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Jones Intercable," "we," "us" and "our" refer to Jones Intercable, Inc. and its subsidiaries.

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

                 REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Jones Intercable, Inc.:

We have made a review of the accompanying condensed consolidated balance sheet of JONES INTERCABLE, INC. (a Colorado corporation) and subsidiaries as of June 30, 1999, the related condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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



                                                             ARTHUR ANDERSEN LLP



Denver, Colorado
August 9, 1999

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                    (Dollars in thousands, except share data)
                                                                                         June 30,       December 31,
                                                                                           1999             1998
                                                                                        ----------      ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.......................................................        $53,152           $2,586
   Accounts receivable, less allowance for doubtful
     accounts of $3,241 and $2,822.................................................         29,378           32,452
   Other current assets............................................................         47,184           48,973
                                                                                        ----------       ----------
       Total current assets........................................................        129,714           84,011
                                                                                        ----------       ----------

INVESTMENTS........................................................................         26,499           19,724
                                                                                        ----------       ----------

PROPERTY AND EQUIPMENT.............................................................        861,330          818,871
   Accumulated depreciation........................................................       (280,723)        (244,631)
                                                                                        ----------       ----------
   Property and equipment, net.....................................................        580,607          574,240
                                                                                        ----------       ----------

DEFERRED CHARGES AND OTHER.........................................................      1,584,074        1,500,083
   Accumulated amortization........................................................       (522,662)        (446,965)
                                                                                        ----------       ----------
   Deferred charges and other, net.................................................      1,061,412        1,053,118
                                                                                        ----------       ----------

                                                                                        $1,798,232       $1,731,093
                                                                                        ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses...........................................        $84,417          $89,516
   Accrued interest................................................................         19,974           23,265
   Current portion of long-term debt...............................................          1,980            2,237
   Due to affiliates...............................................................         45,346
                                                                                        ----------       ----------

       Total current liabilities...................................................        151,717          115,018
                                                                                        ----------       ----------

LONG-TERM DEBT, less current portion...............................................      1,623,577        1,460,470
                                                                                        ----------       ----------

OTHER LIABILITIES..................................................................         15,938
                                                                                        ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Class A common stock, $.01 par value - authorized, 60,000,000 shares;
     issued, 36,935,970 and 36,143,054.............................................            369              361
   Common stock, $.01 par value - authorized, 5,550,000 shares; issued, 5,113,021..             51               51
   Additional capital..............................................................        504,461          495,116
   Accumulated deficit.............................................................       (491,547)        (339,923)
   Accumulated other comprehensive loss............................................         (6,334)
                                                                                        ----------       ----------
       Total stockholders' equity..................................................          7,000          155,605
                                                                                        ----------       ----------
                                                                                        $1,798,232       $1,731,093
                                                                                        ==========       ==========


See notes to condensed consolidated financial statements.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                                (Amounts in thousands, except per share data)
                                                                  Six Months Ended         Three Months Ended
                                                                      June 30,                  June 30,
                                                                 1999         1998         1999          1998
                                                               ---------    ---------    ---------     --------
REVENUES
   Cable Communications Revenues
     Subscriber service fees................................... $258,649     $188,704     $131,070      $94,837
     Management fees...........................................      957        7,634           77        3,685
     Distributions and brokerage fees..........................    3,966        4,745          773        1,038
   Non-cable revenue...........................................    1,651        3,675          784        1,662
                                                               ---------    ---------    ---------     --------
                                                                 265,223      204,758      132,704      101,222
                                                               ---------    ---------    ---------     --------

COSTS AND EXPENSES
   Cable Communications Expenses
     Operating.................................................  156,294       98,901       89,566       49,216
     Selling, general and administrative.......................   13,909       11,421        6,356        5,933
   Non-cable operating, selling, general and administrative....    1,381        4,200          670        1,997
   Restructuring charges.......................................   55,400                    55,400
   Depreciation and amortization...............................  124,404       91,840       65,779       47,085
                                                               ---------    ---------    ---------     --------
                                                                 351,388      206,362      217,771      104,231
                                                               ---------    ---------    ---------     --------

OPERATING LOSS.................................................  (86,165)      (1,604)     (85,067)      (3,009)

OTHER (INCOME) EXPENSE
   Interest expense............................................   55,081       44,184       27,245       22,816
   Equity in net losses of affiliates..........................    3,958        2,892        2,477        1,599
   Investment expense (income).................................      291         (747)         594         (440)
   Other expense...............................................    6,129        5,458        5,329        5,660
                                                               ---------    ---------    ---------     --------
                                                                  65,459       51,787       35,645       29,635
                                                               ---------    ---------    ---------     --------

LOSS BEFORE INCOME TAXES....................................... (151,624)     (53,391)    (120,712)     (32,644)

INCOME TAXES...................................................
                                                               ---------    ---------    ---------     --------

NET LOSS....................................................... (151,624)     (53,391)    (120,712)     (32,644)

ACCUMULATED DEFICIT
   Beginning of period......................................... (339,923)    (259,505)    (370,835)    (280,252)
                                                               ---------    ---------    ---------     --------

   End of period...............................................($491,547)   ($312,896)   ($491,547)   ($312,896)
                                                               =========    =========    =========     ========

BASIC LOSS FOR COMMON STOCKHOLDERS
   PER COMMON SHARE............................................   ($3.64)      ($1.31)      ($2.88)       ($.80)
                                                               =========    =========    =========     ========

BASIC WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING..........................................   41,634       40,730       41,968       40,768
                                                               =========    =========    =========     ========

See notes to condensed consolidated financial statements.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                          (Dollars in thousands)
                                                                                         Six Months Ended June 30,
                                                                                          1999              1998
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net loss.........................................................................    ($151,624)         ($53,391)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization..................................................      124,404            91,840
     Loss on sale of assets.........................................................                          3,616
     Noncash interest expense.......................................................           93
     Equity in net losses of affiliates.............................................        3,958             2,892
                                                                                        ---------         ---------
                                                                                          (23,169)           44,957
     Changes in working capital and other liabilities...............................       (4,444)          (13,840)
                                                                                        ---------         ---------
           Net cash (used in) provided by operating activities......................      (27,613)           31,117
                                                                                        ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................      162,779           477,213
   Repayments of long-term debt.....................................................                       (212,000)
   Proceeds from Class A Common Stock options exercised.............................        9,353             1,536
   Net transactions with affiliates.................................................       45,346               450
                                                                                        ---------         ---------
           Net cash provided by financing activities................................      217,478           267,199
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................      (10,720)         (214,846)
   Capital expenditures.............................................................      (57,482)          (54,049)
   Additions to deferred charges....................................................      (70,863)          (25,726)
   Proceeds from the sale of assets.................................................                            350
   Other, net.......................................................................         (234)             (453)
                                                                                        ---------         ---------
           Net cash used in investing activities....................................     (139,299)         (294,724)
                                                                                        ---------         ---------

INCREASE IN CASH AND CASH EQUIVALENTS...............................................       50,566             3,592

CASH AND CASH EQUIVALENTS, beginning of period......................................        2,586             3,595
                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, end of period............................................      $53,152            $7,187
                                                                                        =========         =========


See notes to condensed consolidated financial statements.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Basis of Presentation
       The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Jones Intercable, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1999 and for all periods presented have been made.

       Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of operating results for the full year.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       New Accounting Pronouncement
       In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

       Loss for Common Stockholders Per Common Share
       Loss for common stockholders per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

       For the six and three months ended June 30, 1999 and 1998, the Company's potential common shares of 18,000 shares, 392,000 shares, 17,000 shares and 461,000 shares, respectively, have an antidilutive effect on loss for common stockholders per common share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

       Reclassifications
       Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1999.

3.     ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

       Closing of Acquisition of Controlling Interest in the Company by Comcast Corporation
       On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the Company for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of the Company's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately 13.8 million shares of the Company's Class A Common Stock and approximately 2.9 million shares of the Company's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in the Company. Comcast has contributed its shares in the Company to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

       to elect approximately 75% of the Board of Directors of the Company. The Company is now a consolidated public company subsidiary of Comcast Cable.

       On August 9, 1999, Comcast announced its intention to commence an offer to exchange 1.4 shares of its Class A Special Common Stock for each share of Class A Common Stock and Common Stock of the Company for up to 79% of the combined number of shares of the Company's Class A Common and Common Stock outstanding (subject to certain terms and conditions to be contained in the offer documents). The offer would commence upon registration of Comcast's Class A Special Common Stock to be offered in the exchange offer with the Securities and Exchange Commission pursuant to an effective registration statement. Comcast intends to contribute the shares of the Company's Class A Common Stock and Common Stock received in the exchange offer to Comcast Cable.

       In connection with Comcast's acquisition of a controlling interest in the Company on April 7, 1999, all of the persons who were executive officers of the Company as of that date terminated their employment with the Company. The Company's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at the Company's former corporate offices in Englewood, Colorado had terminated their employment with the Company. The Company's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

       To facilitate an orderly change in control to Comcast, the Company established retention and severance programs for its corporate and field office employees who were to be terminated due to the change in control. The programs provide for cash severance payments to employees that have been or will be terminated due to the change in control. During the three months ended June 30, 1999, the Company incurred expense relating to the severance of approximately 350 corporate and field office employees totaling $39.1 million, of which $31.6 million had been paid and $7.5 million was accrued at June 30, 1999. Such costs were included in restructuring charges in the Company's condensed consolidated statement of operations and accumulated deficit.

       In addition to the severance expense described above, during the three months ended June 30, 1999, the Company incurred an additional $16.3 million of restructuring costs related to the change in control relating to an employment contract termination, costs associated with the termination of an information technology services agreement with a former affiliated entity and lease termination costs. Of this total, $8.0 million had been paid and $8.3 million was accrued at June 30, 1999. Such costs were included in restructuring charges in the Company's condensed consolidated statement of operations and accumulated deficit.

       Littlerock System Acquisition
       On January 29, 1999, the Company, through a wholly owned subsidiary, acquired the cable communications system serving areas in and around Littlerock, California (the "Littlerock System") for $10.7 million in cash from Cable TV Fund 14-B, Ltd., a partnership managed by the Company (see Note 8). The acquisition was accounted for under the purchase method of accounting. As such, the operating results of the Littlerock System have been included in the accompanying condensed consolidated statement of operations and accumulated deficit from the acquisition date. The acquisition was funded with borrowings under the subsidiary's existing credit facility.

       Calvert County System Acquisition
       On July 6, 1999, the Company, through a wholly owned subsidiary, acquired the cable communications system serving areas in and around Calvert County, Maryland (the "Calvert County System") for $39.4 million in cash, subject to customary closing adjustments, from Cable TV Fund 14-A, Ltd., a partnership managed by the Company. The acquisition was accounted for under the purchase method of accounting. As such, the operating results of the Calvert County System will be included in the Company's condensed consolidated statement of operations and accumulated deficit from the date of acquisition. The acquisition was funded with borrowings under the subsidiary's existing credit facility.

       Exchange of Cable Communications Systems
       In May 1999, the Company entered into an agreement to exchange certain cable communications systems with Adelphia Communications ("Adelphia"). Under the terms of the agreement, the Company will receive

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

       approximately 103,000 cable subscribers in Michigan from Adelphia. In exchange, Adelphia will receive cable communications systems in California currently owned by the Company serving approximately 108,000 subscribers. All of the cable systems involved in the transaction will be valued based upon independent appraisals with any difference in relative value to be funded with cash or additional cable systems. The system exchange is subject to customary closing conditions and regulatory approvals and is expected to close by mid-2000.

4.     INVESTMENTS

       Partnership Liquidations
       The sales of all remaining partnership-owned cable communications systems were completed in July 1999 and the Company is in the final stages of liquidating its managed partnerships. The Company is a defendant in litigation filed by limited partners of certain of its managed partnerships challenging the terms of certain sales of partnership-owned cable communications systems to the Company and/or its subsidiaries (see
       Note 8 and Part II, Other Information, Item 1, Legal Proceedings). The managed partnerships that are involved in this litigation will not be dissolved until such litigation is finally resolved and terminated.

       At Home Warrants
       In June 1998, the Company entered into a six year Distribution Agreement with At Home Corporation ("@Home"), which provides for the distribution of high speed Internet services to the Company's cable communications systems. Deployment began in December 1998. In conjunction with the Distribution Agreement, the Company and @Home entered into a Warrant Purchase Agreement providing for the Company's purchase of up to a maximum of 4,092,200 shares of @Home Series A Common Stock at $5.25 per share (as adjusted for @Home's 2-for-1 stock split in June 1999). The warrants become exercisable after March 31 each year, beginning in 1999, as the Company launches @Home services in its cable communications systems. As of March 31, 1999, warrants to purchase 260,000 shares of @Home Series A Common Stock were exercisable. No additional warrants became exercisable in the second quarter of 1999. Accordingly, as of March 31, 1999, the Company recorded an investment in @Home warrants of $19.7 million and deferred revenue of an equal amount. The Company's investment in @Home warrants is classified as available for sale and recorded at fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of accumulated other comprehensive loss in the Company's condensed consolidated balance sheet. As of June 30, 1999, the Company had recorded an unrealized loss of $6.3 million related to this investment.

5.     LONG-TERM DEBT

       Interest Rates
       As of June 30, 1999 and December 31, 1998, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.14% and 6.76%, respectively.

       Lines of Credit
       As of June 30, 1999, certain subsidiaries of the Company had unused lines of credit of $301.9 million, all of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

6.     RELATED PARTY TRANSACTIONS

       Management Agreement
       Effective April 7, 1999, the Company and Comcast entered into a management agreement pursuant to which Comcast will manage the operations of the Company and its subsidiaries, subject to such direction and control of the Company as the Company may reasonably determine from time to time. The terms of the management agreement were approved by the independent members of the Company's Board of Directors. The management agreement generally provides that Comcast will supervise the management and operations of the Company's cable systems and arrange for and supervise certain administrative functions. As compensation for such services the management agreement provides for Comcast to charge management fees of 4.5% of gross cable communications revenues (as defined). During the six and three months ended June 30, 1999, Comcast charged the Company management fees of $5.8 million.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

       On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are in an amount equal to the sum of (i) the actual cost incurred by Comcast plus (ii) one-half of the difference between the cost the Company would pay in an arms-length transaction if the Company were a stand-alone multiple cable communications systems operator with a subscriber base equal to that of the Company's cable systems, and the actual cost incurred by Comcast. The Programming Charges are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $38.3 million, including $37.5 million of Programming Charges, during the six and three months ended June 30, 1999.

       The management agreement also provides that Comcast will not enter into any agreements or transactions or obtain any services on behalf of the Company or its cable systems with or from any affiliate of Comcast other than those specifically provided for in the management agreement without the prior written consent of the Company, except for agreements or transactions on terms that are no less favorable to the Company than those that might be obtained at the time from a person or entity that is not an affiliate of Comcast in an arms-length transaction. Further, the management agreement provides that without the prior written consent of the Company, Comcast will not change the independent auditor of the Company or change Comcast's independent auditor such that Comcast and the Company have the same independent auditor.

       The Company will have the right to terminate the management agreement effective as of April 7, 2004 by written notice to Comcast no later than January 7, 2004, and if no such notice is given, the management agreement shall automatically terminate on April 7, 2009.

       Due to affiliates in the Company's condensed consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

       Other Related Party Transactions
       In April 1999, the Company paid Glenn R. Jones, the former Chief Executive Officer of the Company, and Jones International, Ltd. $25.0 million to relinquish their rights to place new programming channels on the Company's cable communications systems. Such payments will be amortized over the period of approximately 10 1/2 years, which is consistent with the term under which such programming could have been launched under the original agreement. In addition, the Company paid Mr. Jones $8.0 million in April 1999 to terminate Mr. Jones' employment contract with the Company (see Note 3).

       E! Entertainment Television
       E! Entertainment Television is an affiliate of Comcast that provides cable television programming. During the three months ended June 30, 1999, the Company made payments to E! Entertainment Television totaling $158,000 for programming provided to cable systems owned by the Company.

       QVC, Inc.
       Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the three months ended June 30, 1999, the Company's subscriber service fees revenue includes approximately $500,000 relating to QVC.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

7.     STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

       The Company made cash payments for interest of $58.3 million, $41.6 million, $31.0 million and $17.7 million during the six and three months ended June 30, 1999 and 1998, respectively.

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

       There are currently three lawsuits pending that have been filed against the Company relating to the sale of the Tampa, Palmdale and Littlerock cable communications systems by Company-managed partnerships to the Company or one of its subsidiaries. The complaints generally allege that the Company acquired those systems at a price that did not reflect their fair value. The Company intends to continue to vigorously defend these lawsuits.

       In July 1999, the Company and certain of its subsidiaries and managed partnerships were named defendants in a lawsuit that alleges that the Company and its subsidiaries, as the general partners of the managed partnerships, withheld information, including lists of limited partners, from the plaintiffs. The plaintiffs had planned to tender offers to purchase limited partnership interests from the limited partners. The plaintiffs allege that they were injured by not receiving the information and not being able to tender for the limited partnership interests. The Company intends to defend this lawsuit vigorously on its own behalf and on behalf of its subsidiaries and managed partnerships.

       In July 1999, the Court of Appeals of Maryland issued a decision in United Cable Television of Baltimore, Ltd. Partnership v. Burch holding that to the extent that a charge assessed customers who were delinquent in payment of their cable bills exceeded the 6% maximum interest rate prescribed by the Constitution of the State of Maryland, such charge was not enforceable. The Court ordered the cable company to make appropriate refunds to subscribers. While the Company was not a party to that litigation and believes that it has meritorious defenses to similar actions filed on behalf of Company subscribers in Maryland, nevertheless a decision by a court in these actions based solely upon the premise set forth in Burch could have an adverse effect on the Company.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

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

     Cash and Cash Equivalents

     Cash and cash equivalents as of June 30, 1999 were $53.2 million (see "Statement of Cash Flows").

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

     As of June 30, 1999 and December 31, 1998, our long-term debt, including current portion, was $1.626 billion and $1.463 billion, respectively, of which 53.7% and 48.5%, respectively, was at variable rates.

     We may from time to time, depending on certain factors including market conditions, make optional repayments on our debt obligations.

     We, in our capacity as the general partner of our managed partnerships, have from time to time received general partner distributions upon the sale of cable communications systems owned by such partnerships. No such distributions were received during the six and three months ended June 30, 1999. In addition, we, through a wholly owned subsidiary, have earned brokerage fees upon the sale of the managed partnerships' cable communications systems to third parties. During the six and three months ended June 30, 1999 and 1998, we earned brokerage fees, net of expenses, of $4.0 million, $4.7 million, $0.8 million and $1.0 million, respectively. Upon the sale of the remaining cable communications systems owned by managed partnerships in July 1999, general partner distributions and brokerage fees ceased to be a source of funds for us.

     Year 2000 Readiness Disclosure

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

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

     o    Assessment  Phase.   Structured   evaluation,   including  a  detailed
          inventory outlining the impact that the Year 2000 Issue may have on current operations.

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

     As of June 30, 1999, we are in the Conversion Phase and the Testing Phase of our Year 2000 remediation program with respect to certain of our key systems. Through June 30, 1999, we have incurred approximately $2.0 million in connection with our Year 2000 remediation program. We estimate that we will incur between approximately $1.0 million to $1.5 million of additional expense through December 1999 in connection with our Year 2000 remediation program. Our estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which we rely will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on us.

     Our management will continue to periodically report the progress of our Year 2000 remediation program to the Audit Committee of our Board of Directors. We plan to complete the Year 2000 mitigation in November 1999. Our management has investigated and may consider potential contingency plans in the event that our Year 2000 remediation program is not completed by that date.

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

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

Statement of Cash Flows

     Cash and cash equivalents increased $50.6 million as of June 30, 1999 from December 31, 1998. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

     Net cash used in operating activities amounted to $27.6 million for the six months ended June 30, 1999, due principally to the restructuring charges and the decrease in our operating income before depreciation and amortization (see "Results of Operations").

     Net cash provided by financing activities was $217.5 million for the six months ended June 30, 1999. During the six months ended June 30, 1999, we borrowed $162.8 million under subsidiary credit facilities, primarily for capital expenditures, to fund restructuring costs and to fund the acquisition of the cable communications system serving areas in and around Littlerock, California (the "Littlerock System"). In addition, during the six months ended June 30, 1999, affiliates advanced $45.3 million to us for working capital purposes.

     Net cash used in investing activities was $139.3 million for the six months ended June 30, 1999. Net cash used in investing activities includes the acquisition of the Littlerock System, net of cash acquired, of $10.7 million, capital expenditures of $57.5 million and additions to deferred charges of $70.9 million.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

Results of Operations

     Our summarized consolidated financial information for the six and three months ended June 30, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                               Six Months Ended
                                                                   June 30,                Increase
                                                               1999        1998         $           %
                                                             --------    --------    --------    --------
Revenues...................................................    $265.2      $204.7       $60.5        29.5%
Operating, selling, general and administrative expenses....     171.6       114.5        57.1        49.9
                                                             --------    --------
Operating income before depreciation and
   amortization (1)........................................      93.6        90.2         3.4         3.8
Restructuring charges......................................      55.4                    55.4          NM
Depreciation and amortization..............................     124.4        91.8        32.6        35.5
                                                             --------    --------
Operating loss.............................................     (86.2)       (1.6)       84.6          NM
                                                             --------    --------
Interest expense...........................................      55.1        44.2        10.9        24.7
Equity in net losses of affiliates.........................       3.9         2.9         1.0        34.5
Investment expense (income)................................       0.3        (0.7)        1.0          NM
Other expense..............................................       6.1         5.4         0.7        13.0
                                                             --------    --------
Net loss...................................................   ($151.6)     ($53.4)      $98.2          NM
                                                             ========    ========


                                                              Three Months Ended
                                                                   June 30,          Increase / (Decrease)
                                                               1999        1998         $           %
                                                             --------    --------    --------    --------
Revenues...................................................    $132.7      $101.2       $31.5        31.1%
Operating, selling, general and administrative expenses....      96.6        57.1        39.5        69.2
                                                             --------    --------
Operating income before depreciation and
   amortization (1)........................................      36.1        44.1        (8.0)      (18.1)
Restructuring charges......................................      55.4                    55.4          NM
Depreciation and amortization..............................      65.8        47.1        18.7        39.7
                                                             --------    --------
Operating loss.............................................     (85.1)       (3.0)       82.1          NM
                                                             --------    --------
Interest expense...........................................      27.2        22.8         4.4        19.3
Equity in net losses of affiliates.........................       2.5         1.6         0.9        56.3
Investment expense (income)................................       0.6        (0.4)        1.0          NM
Other expense..............................................       5.3         5.6        (0.3)       (5.4)
                                                             --------    --------
Net loss...................................................   ($120.7)     ($32.6)      $88.1          NM
                                                             ========    ========

------------
(1) Operating income before depreciation and amortization is commonly referred to in the cable communications business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable communications business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the cable communications industry, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our business. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance.

     Revenues

     We derive our revenues from four sources: subscriber service fees from owned cable communications systems, management fees from managed partnerships, brokerage fees and distributions paid upon the sale of cable communications systems owned by managed partnerships and revenues from a non-cable subsidiary. We receive management fees generally equal to 5% of gross operating revenues of our managed limited

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

partnerships. Upon the completion of the sale of the remaining cable communications systems owned by managed partnerships in July 1999, management fees, general partner distributions and brokerage fees ceased to be a source of revenue for us.

     Of the respective $60.5 million and $31.5 million increases in revenues for the six and three month periods from 1998 to 1999, $69.9 million and $36.3 million are attributable to increases in subscriber service fees, offset by $6.7 million and $3.6 million decreases in management fees, $2.0 million and $0.9 million decreases in non-cable revenue and $0.7 million and $0.3 million decreases in distributions and brokerage fees. Of the $69.9 million and $36.3 million increases in subscriber service fees, $51.7 million and $28.7 million are attributable to the effects of the acquisitions of cable communications systems, $3.6 million and $2.1 million are attributable to subscriber growth, $6.1 million and $2.7 million relate to changes in rates, $1.4 million and $0.2 million are attributable to growth in cable advertising sales and $7.1 million and $2.6 million relate to other product offerings.

     Operating, Selling, General & Administrative Expenses

     Operating, selling, general and administrative expenses consist primarily of costs associated with the operation and administration of owned cable communications systems, the administration of managed partnerships and the operation and administration of our non-cable subsidiary. We are reimbursed by our managed partnerships for costs associated with the administration of the partnerships.

     Of the respective $57.1 million and $39.5 million increases in operating, selling, general and administrative expenses for the six and three month periods from 1998 to 1999, $30.8 million and $17.9 million are attributable to the effects of the acquisitions of cable communications systems, $13.9 million and $13.9 million are attributable to one-time adjustments related to recent court rulings on late fees (see Note 8 to our condensed consolidated financial statements included in Item 1), sales and use tax audits and other adjustments recorded in the second quarter of 1999, $6.8 million and $4.0 million are attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings and $5.6 million and $3.7 million result from increases in the cost of labor, the effects of an adjustment to the cost component factor used to capitalize indirect costs relating to network construction activity, other volume related expenses and costs associated with new product offerings. It is anticipated that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Management Agreement

     See Note 6 to our condensed  consolidated  financial statements included in
Item 1.

     Restructuring Charges

     See Note 3 to our condensed  consolidated  financial  statement included in
Item 1.

     Depreciation and Amortization Expense

     The respective $32.6 million and $18.7 million increases in depreciation and amortization expense for the six and three month periods from 1998 to 1999 are primarily a result of the effects of our acquisitions of cable communications systems and of our capital expenditures.

     Interest Expense

     The respective $10.9 million and $4.4 million increases in interest expense are due to higher outstanding balances on our long-term debt and to increases in the effective weighted average interest rate on our long-term debt. Borrowings were used to fund the acquisitions of cable communications systems, fund restructuring costs and to fund capital expenditures.

     For the six and three months ended June 30, 1999 and 1998, our losses before income taxes, equity in net losses of affiliates and fixed charges (interest expense) were $92.6 million, $91.0 million, $6.3 million and $8.2 million, respectively. Such losses were not adequate to cover our fixed charges of $55.1 million, $27.2 million, $44.2 million and $22.8 million for the six and three months ended June 30, 1999 and 1998, respectively. The inadequacy of these losses to cover fixed charges is primarily due to the $55.4 million of restructuring charges incurred during the six and three months ended June 30, 1999 and to the substantial non-cash charges for depreciation and amortization expense in all periods.

     We believe that our losses will not significantly affect the performance of our normal business activities because of our existing cash and cash equivalents, our ability to generate operating income before depreciation and amortization and our ability to obtain external financing.

     We believe that our operations are not materially affected by inflation.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

           The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position, results of operations or liquidity. In addition, the Company is a named defendant in the following legal proceedings that have been recently filed or in which there have been material developments:

           Tampa Litigation

           The Company is a defendant in a consolidated civil action filed by limited partners of Cable TV Fund 12-D, Ltd., one of the Company's managed limited partnerships, styled David Hirsch, Marty, Inc.
           Pension Plan (by its trustee and beneficiary, Martin Ury) and Jonathan and Eileen Fussner, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., plaintiffs v. Jones Intercable, Inc., defendant, and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., nominal defendants (District Court, Arapahoe County, State of Colorado, Case No. 95-CV-1800, Division 3). The consolidated complaint generally alleges that the Company breached its fiduciary duty to the plaintiffs and to the other limited partners of the three named partnerships and to the Cable TV Fund 12-BCD Venture (the "Venture") in connection with the Venture's sale of the Tampa, Florida cable television system (the "Tampa System") to a subsidiary of the Company and the subsequent trade of the Tampa System and other cable systems owned by the Company in exchange for cable television systems owned by an unaffiliated cable system operator. The consolidated complaint also sets forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs have asserted that the subsidiary of the Company that acquired the Tampa System paid an inadequate price for it. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the terms of the limited partnership agreements of the three named partnerships. The plaintiffs have challenged the adequacy and independence of the appraisals. The consolidated complaint seeks damages in an unspecified amount and an award of attorneys' fees, and the complaint also seeks punitive damages and certain equitable relief.

           In August 1997, the Company moved for summary judgment in its favor on the ground that the plaintiffs did not make demand on the Company for the relief they seek before commencing their lawsuits or show that such a demand would have been futile. In January 1998, the district court (i) held that the plaintiffs did not make demand before commencing their lawsuits or show that such demand would have been futile; (ii) stayed the consolidated case and vacated the original trial date, (iii) ordered that the plaintiffs make a demand on the Company and that the Company appoint an independent counsel to review, consider and report on that demand, (iv) ordered that the independent counsel be appointed at the March 1998 meeting of the Company's Board of Directors; and (v) ordered that the independent counsel be subject to the approval of the district court.

           In March 1998, the Company's Board of Directors appointed an independent counsel. The plaintiffs did not object to the Company's choice of independent counsel and the district court approved the Company's choice of independent counsel. During the period March through May 1998, the independent counsel met several times with the attorneys representing the plaintiffs and the Company and he also reviewed a great quantity of written materials. The independent counsel issued his report in August 1998, which concluded that the plaintiffs' claims are not meritorious and are not supported by a preponderance of the evidence. The independent counsel further determined that the Company "did not breach a fiduciary duty" owed to the plaintiffs or to the named partnerships or to the Venture, and that the Company "did not commit any impropriety in connection with" the Venture's sale of the Tampa System. The independent counsel specifically found that the three appraisals of the Tampa System were independent and objective and met the requirements of the limited partnership agreements. The independent counsel further noted that the

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

           Company had met its fiduciary duties of fairness and full disclosure to the named partnerships and to the Venture.

           In August 1998, the Company moved to dismiss or for summary judgment in its favor based on the report of the independent counsel, a motion that the plaintiffs opposed. In September 1998, the district court denied the Company's motion to dismiss or for summary judgment based on the report of independent counsel and the district court set a new trial date for May 1999. The Company subsequently submitted a motion for reconsideration of the district court's denial of the Company's motion to dismiss or for summary judgment based on the report of independent counsel, which the district court also denied.

           The Company then filed an interlocutory appeal of the district court's rulings to the Colorado Supreme Court. In February 1999, the Colorado Supreme Court issued an order requiring the plaintiffs to show cause why the Company's request for dismissal or for summary judgment should not be granted and the Colorado Supreme Court stayed all proceedings in the district court until the Company's interlocutory appeal could be resolved. In June 1999, the Colorado Supreme Court issued its rulings, concluding that the district court did not err in its initial decision refusing to dismiss the plaintiffs' complaint because of the plaintiffs' failure to make demand. The Colorado Supreme Court went on to hold, however, that the district court did err in disregarding the independent counsel's decision that the litigation should not proceed without first addressing whether the independent counsel lacked the authority or the ability to make a disinterested and independent decision on behalf of the Company. The Colorado Supreme Court remanded the case to the district court and directed the district court to determine whether the independent counsel had the authority, independence and good faith to entitle his decision to deference. Based on this ruling of the Colorado Supreme Court, in July 1999, the Company renewed its motion to dismiss or for summary judgment based on the report of the independent counsel, arguing that because the independent counsel was independent, because he employed reasonable and good faith procedures in his analysis of the transaction and because he was acting with both the Company's and the district court's authority, the case should not proceed and the district court should defer to the independent counsel's business judgment that the plaintiffs' claims are meritless.

           Palmdale Litigation

           In June 1999, the Company was named a defendant in a case styled City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff
           v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1151) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that the Company breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to Cable TV Fund 12-BCD Venture (the "Venture") in connection with the Venture's sale of the Palmdale, California cable television system (the "Palmdale System") to a subsidiary of the Company in December 1998. The complaint alleges that the Company acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused the Company to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934. Plaintiff also claims that the Company breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent the Company from making use of the partnerships' funds to finance the Company's defense of this litigation.

           In July 1999, the Company filed motions to dismiss the plaintiff's claims for relief arising from the allegations of false and misleading proxy statements under Section 14(a) of the Securities Exchange Act of

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

           1934 and for breach of fiduciary duty on the grounds that Colorado law does not permit these types of tort claims that are based on the same essential averments that support the plaintiff's claim of breach of contract or tort claims for purely economic loss caused by an alleged breach of contract. The Company also asked the court to dismiss the entire action on the grounds that the court lacks jurisdiction over the subject matter. The Company believes that the procedures followed by it in conducting the votes of the limited partners of the partnerships on the sale of the Palmdale System, including the fairness opinion in the proxy statements delivered to the limited partners of the partnerships, were proper and that the Venture's sale of the Palmdale System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of the partnerships' limited partnership agreements. The Company intends to defend this lawsuit vigorously.

           Littlerock Litigation

           In June 1999, the Company was named a defendant in a case styled City Partnership Co., derivatively on behalf of Cable TV Fund 14-B, Ltd., plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1051) brought by City Partnership Co., a limited partner of Cable TV Fund 14-B, Ltd. ("Fund 14-B"). The plaintiff's complaint alleges that the Company breached its fiduciary duty to the plaintiff and to the other limited partners of Fund 14-B in connection with Fund 14-B's sale of the Littlerock, California cable television system (the "Littlerock System") to a subsidiary of the Company in January 1999. The complaint alleges that the Company acquired the Littlerock System at an unfairly low price that did not accurately reflect the market value of the Littlerock System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of Fund 14-B in connection with the vote of the limited partners on Fund 14-B's sale of the Littlerock System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused the Company to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934. Plaintiff also claims that the Company breached the contractual provision of Fund 14-B's limited partnership agreement requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent the Company from making use of Fund 14-B's funds to finance the Company's defense of this litigation.

           In July 1999, the Company filed motions to dismiss the plaintiff's claims for relief arising from the allegations of a false and misleading proxy statement under Section 14(a) of the Securities Exchange Act of 1934 and for breach of fiduciary duty on the grounds that Colorado law does not permit these types of tort claims that are based on the same essential averments that support the plaintiff's claim of breach of contract or tort claims for purely economic loss caused by an alleged breach of contract. The Company also asked the court to dismiss the entire action on the grounds that the court lacks jurisdiction over the subject matter. The Company believes that the procedures followed by it in conducting the vote of the limited partners of Fund 14-B on the sale of the Littlerock System, including the fairness opinion in the proxy statement delivered to the limited partners of Fund 14-B, were proper and that Fund 14-B's sale of the Littlerock System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of Fund 14-B's limited partnership agreement. The Company intends to defend this lawsuit vigorously.

           Limited Partnership Tender Offer Litigation

           In July 1999, the Company, each of its subsidiaries that serve as general partners of managed public partnerships and each of its managed public partnerships were named defendants in a case styled Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. C213638). Plaintiffs, all of which are affiliated with each other, are in the business of, among other things, investing in limited partnerships that own and operate cable television systems. Plaintiffs allege that one of the plaintiffs has been a limited partner or has obtained a valid power-of-attorney from a

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

           limited partner in each of the Company's managed public partnerships and that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of the Company's managed public partnerships during the latter half of 1996. Plaintiffs' complaint alleges that they were frustrated in this purpose by the Company's refusal to provide plaintiffs with lists of the names and addresses of the limited partners of the Company's managed public partnerships. The complaint alleges that the Company's actions constituted a breach of contract, a breach of the Company's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of the Company's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that the Company's failure to provide them with the partnership lists prevented them from making their tender offers and the plaintiffs claim that they have been injured by such action in an amount to be proved at trial, but not less than $17 million. Given the fact that this case was only recently filed and that the time for the Company's response to the complaint has not yet expired, the Company has not yet responded to this complaint. The Company believes, however, that it and the defendant subsidiaries and managed public partnerships have defenses to the plaintiffs' claims for relief, and the Company intends to defend this lawsuit vigorously both on its own behalf and on behalf of its subsidiaries and its managed public partnerships.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

                  10.1 Management Agreement dated as of April 7, 1999 between Jones Intercable, Inc. and Comcast Corporation (incorporated by reference to Exhibit 9 of Comcast
                        Corporation's Schedule 13D Amendment No. 4 filed on August 10, 1999).

                  15.1  Letter Regarding Unaudited Interim Financial Statements.

                  27.1  Financial Data Schedule.

            (b)   Reports on Form 8-K:

                  (i) We filed a Current Report on Form 8-K under Item 5 on April 16, 1999 relating to our announcement that Comcast Corporation had completed the acquisition of a controlling interest in Jones Intercable, Inc. on April 7, 1999.

                  (ii) We filed a Current Report on Form 8-K under Item 5 on May 27, 1999 relating to our announcement that we had entered into an agreement with Adelphia Communications to exchange certain cable systems.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          JONES INTERCABLE, INC.
                                          --------------------------------------






                                          /S/ LAWRENCE S. SMITH
                                          --------------------------------------
                                          Lawrence S. Smith
                                          Principal Accounting Officer


                                          /S/ JOSEPH J. EUTENEUER
                                          --------------------------------------
                                          Joseph J. Euteneuer
                                          Vice President (Authorized Officer)




Date: August 16, 1999