Form 10-Q
period 1999-09-30
JONES INTERCABLE INC
filed 1999-11-15
CIK 275605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 1999
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                          Commission File Number 1-9953

                             JONES INTERCABLE, INC.
               (Exact name of registrant as specified in charter)

          COLORADO                                           84-0613514
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                             c/o Comcast Corporation
                 1500 Market Street, Philadelphia, PA 19102-2148
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700

                         ------------------------------

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                             No ___

                           --------------------------

As of September 30, 1999, there were 36,937,420 shares of Class A Common Stock and 5,113,021 shares of Common Stock outstanding.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                 Number
PART I     FINANCIAL INFORMATION

           ITEM 1    Financial Statements

                     Review Report of Independent Public Accountants................................2

                     Condensed Consolidated Balance Sheet as of
                     September 30, 1999 and December 31, 1998 (Unaudited)...........................3

                     Condensed Consolidated Statement of Operations
                     and Accumulated Deficit for the Nine and Three Months
                     Ended September 30, 1999 and 1998 (Unaudited)..................................4

                     Condensed Consolidated Statement of
                     Cash Flows for the Nine Months Ended
                     September 30, 1999 and 1998 (Unaudited)........................................5

                     Notes to Condensed Consolidated Financial
                     Statements (Unaudited)................................................... 6 - 10

           ITEM 2    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................................................11 - 15

PART II    OTHER INFORMATION

           ITEM 1    Legal Proceedings........................................................16 - 19

           ITEM 6    Exhibits and Reports on Form 8-K............................................. 19

           SIGNATURES............................................................................. 20

                       -----------------------------------

      This Quarterly Report on Form 10-Q is for the three months ended September 30, 1999. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Jones Intercable," "we," "us" and "our" refer to Jones Intercable, Inc. and its subsidiaries.

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

                 REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Jones Intercable, Inc.:

We have made a review of the accompanying condensed consolidated balance sheet of Jones Intercable, Inc. (a Colorado corporation) and subsidiaries as of September 30, 1999, the related condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



                                         ARTHUR ANDERSEN LLP



Denver, Colorado
November 4, 1999

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                     (Dollars in thousands, except share data)
                                                                                         September 30,        December 31,
                                                                                             1999                1998
                                                                                         -----------         -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents .........................................................   $    20,788         $     2,586
   Accounts receivable, less allowance for doubtful
      accounts of $4,648 and $2,822 ..................................................        30,611              32,452
   Inventories, net ..................................................................        20,721              20,239
   Other current assets ..............................................................        10,061              28,734
                                                                                         -----------         -----------
         Total current assets ........................................................        82,181              84,011
                                                                                         -----------         -----------

INVESTMENTS ..........................................................................        23,671              19,724
                                                                                         -----------         -----------

PROPERTY AND EQUIPMENT ...............................................................       898,259             818,871
   Accumulated depreciation ..........................................................      (304,749)           (244,631)
                                                                                         -----------         -----------
   Property and equipment, net .......................................................       593,510             574,240
                                                                                         -----------         -----------

DEFERRED CHARGES AND OTHER ...........................................................     1,631,361           1,500,083
   Accumulated amortization ..........................................................      (566,875)           (446,965)
                                                                                         -----------         -----------
   Deferred charges and other, net ...................................................     1,064,486           1,053,118
                                                                                         -----------         -----------

                                                                                         $ 1,763,848         $ 1,731,093
                                                                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses .............................................   $    91,993         $    89,516
   Accrued interest ..................................................................        22,681              23,265
   Current portion of long-term debt .................................................         2,460               2,237
   Due to affiliates .................................................................        34,880
                                                                                         -----------         -----------

         Total current liabilities ...................................................       152,014             115,018
                                                                                         -----------         -----------

LONG-TERM DEBT, less current portion .................................................     1,643,122           1,460,470
                                                                                         -----------         -----------

OTHER LIABILITIES ....................................................................        14,485
                                                                                         -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY
   Class A common stock, $.01 par value - authorized, 60,000,000 shares;
      issued, 36,937,420 and 36,143,054 ..............................................           369                 361
   Common stock, $.01 par value - authorized, 5,550,000 shares; issued, 5,113,021 ....            51                  51
   Additional capital ................................................................       504,472             495,116
   Accumulated deficit ...............................................................      (541,033)           (339,923)
   Accumulated other comprehensive loss ..............................................        (9,632)
                                                                                         -----------         -----------
         Total stockholders' (deficiency) equity .....................................       (45,773)            155,605
                                                                                         -----------         -----------

                                                                                         $ 1,763,848         $ 1,731,093
                                                                                         ===========         ===========

See notes to condensed consolidated financial statements.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                             (Amounts in thousands, except per share data)
                                                                        Nine Months Ended                   Three Months Ended
                                                                          September 30,                        September 30,
                                                                     1999               1998              1999               1998
                                                                   ---------         ---------         ---------         -----------
REVENUES
   Cable Communications Revenues
      Subscriber service fees ...................................  $ 394,126         $ 300,108         $ 135,477         $ 111,404
      Management fees ...........................................        957            10,080                               2,446
      Distributions and brokerage fees ..........................      3,966            23,049                              18,304
   Non-cable revenue ............................................      2,259             4,484               608               809
                                                                   ---------         ---------         ---------         ---------
                                                                     401,308           337,721           136,085           132,963
                                                                   ---------         ---------         ---------         ---------

COSTS AND EXPENSES
   Cable Communications Expenses
      Operating .................................................    161,034            94,818            51,032            36,458
      Selling, general and administrative .......................     91,213            79,196            31,012            27,234
   Non-cable operating, selling, general and administrative .....      2,504             5,087             1,123               887
   Restructuring charges ........................................     55,400
   Depreciation and amortization ................................    199,668           144,608            75,264            52,768
                                                                   ---------         ---------         ---------         ---------
                                                                     509,819           323,709           158,431           117,347
                                                                   ---------         ---------         ---------         ---------

OPERATING (LOSS) INCOME .........................................   (108,511)           14,012           (22,346)           15,616

OTHER (INCOME) EXPENSE
   Interest expense .............................................     86,549            68,965            31,468            24,781
   Equity in net losses (income) of affiliates ..................      3,026             3,959              (932)            1,067
   Investment income ............................................       (679)           (1,313)             (970)             (566)
   Other expense (income) .......................................      3,703            10,196            (2,426)            4,738
                                                                   ---------         ---------         ---------         ---------
                                                                      92,599            81,807            27,140            30,020
                                                                   ---------         ---------         ---------         ---------

LOSS BEFORE INCOME TAXES ........................................   (201,110)          (67,795)          (49,486)          (14,404)

INCOME TAXES ....................................................
                                                                   ---------         ---------         ---------         ---------

NET LOSS ........................................................   (201,110)          (67,795)          (49,486)          (14,404)

ACCUMULATED DEFICIT
   Beginning of period ..........................................   (339,923)         (259,505)         (491,547)         (312,896)
                                                                   ---------         ---------         ---------         ---------

   End of period ................................................  ($541,033)        ($327,300)        ($541,033)        ($327,300)
                                                                   =========         =========         =========         =========

BASIC LOSS FOR COMMON STOCKHOLDERS
   PER COMMON SHARE .............................................  ($   4.81)        ($   1.66)        ($   1.18)        ($    .35)
                                                                   =========         =========         =========         =========

BASIC WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING ...........................................     41,783            40,849            42,050            41,088
                                                                   =========         =========         =========         =========

See notes to condensed consolidated financial statements.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    (Dollars in thousands)
                                                                      Nine Months Ended
                                                                        September 30,
                                                                   1999              1998
                                                                 ---------         ---------
OPERATING ACTIVITIES
   Net loss                                                      ($201,110)        ($ 67,795)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation and amortization                                199,668           144,608
      Amortization of deferred revenue                              (1,800)
      Loss on sale of assets                                                           3,616
      Noncash interest expense                                         175
      Equity in net losses of affiliates                             3,026             3,959
                                                                 ---------         ---------
                                                                       (41)           84,388
      Changes in working capital and other liabilities              20,932            (4,477)
                                                                 ---------         ---------
               Net cash provided by operating activities            20,891            79,911
                                                                 ---------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings                                        183,535           481,346
   Repayments of long-term debt                                       (978)         (232,000)
   Proceeds from Class A Common Stock options exercised              9,364             5,580
   Net transactions with affiliates                                 35,904             3,669
                                                                 ---------         ---------
               Net cash provided by financing activities           227,825           258,595
                                                                 ---------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired                              (50,213)         (214,846)
   Capital expenditures                                            (91,207)          (85,045)
   Additions to deferred charges                                   (89,517)          (40,889)
   Proceeds from the sale of assets                                                      350
   Other, net                                                          423             1,261
                                                                 ---------         ---------
               Net cash used in investing activities              (230,514)         (339,169)
                                                                 ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    18,202              (663)

CASH AND CASH EQUIVALENTS, beginning of period                       2,586             3,595
                                                                 ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                         $  20,788         $   2,932
                                                                 =========         =========

See notes to condensed consolidated financial statements.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Basis of Presentation
         The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Jones Intercable, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1999 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the periods ended September 30, 1999 are not necessarily indicative of operating results for the full year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         New Accounting Pronouncement
         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

         Loss for Common Stockholders Per Common Share
         Loss for common stockholders per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

         For the nine and three months ended September 30, 1999 and 1998, the Company's potential common shares of 16,000 shares, 424,000 shares, 16,000 shares and 498,000 shares, respectively, have an antidilutive effect on loss for common stockholders per common share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

         Reclassifications
         Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1999.

3.       ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

         Closing of Acquisition of Controlling Interest in the Company by Comcast Corporation On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the Company for aggregate consideration of $706.3 million. In June 1999, Comcast acquired an additional 1.0 million shares of the Company's Class A Common Stock for $50.0 million in a private transaction. As of September 30, 1999, Comcast owns approximately 13.8 million shares of the Company's Class A Common Stock and approximately 2.9 million shares of the Company's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in the Company. Comcast has contributed its shares in the Company to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately
         2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

         approximately 75% of the Board of Directors of the Company. The Company is now a consolidated public company subsidiary of Comcast Cable.

         In August 1999, Comcast announced its intention to commence an offer to exchange 1.4 shares of its Class A Special Common Stock for each share of Class A Common Stock and Common Stock of the Company for up to 79% of the combined number of shares of the Company's Class A Common and Common Stock outstanding (subject to certain terms and conditions to be contained in the offer documents). The offer would commence upon registration of Comcast's Class A Special Common Stock to be offered in the exchange offer with the SEC pursuant to an effective registration statement. Comcast intends to contribute the shares of the Company's Class A Common Stock and Common Stock received in the exchange offer to Comcast Cable.

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

         To facilitate an orderly change in control to Comcast, the Company established retention and severance programs for its corporate and field office employees who were to be terminated due to the change in control. The programs provide for cash severance payments to employees that have been or will be terminated due to the change in control. During the nine months ended September 30, 1999, the Company incurred expense relating to the severance of approximately 350 corporate and field office employees totaling $39.1 million, of which $34.9 million had been paid and $4.2 million was accrued at September 30, 1999. Such costs were included in restructuring charges in the Company's condensed consolidated statement of operations and accumulated deficit.

         In addition to the severance expense described above, during the nine months ended September 30, 1999, the Company incurred an additional $16.3 million of restructuring costs related to the change in control relating to an employment contract termination, costs associated with the termination of an information technology services agreement with a former affiliated entity and lease termination costs. Of this total, $9.5 million had been paid and $6.8 million was accrued at September 30, 1999. Such costs were included in restructuring charges in the Company's condensed consolidated statement of operations and accumulated deficit during the nine months ended September 30, 1999.

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

         Calvert County System Acquisition
         On July 6, 1999, the Company, through a wholly owned subsidiary, acquired the cable communications system serving areas in and around Calvert County, Maryland (the "Calvert County System") for $39.5 million in cash, subject to customary closing adjustments, from Cable TV Fund 14-A, Ltd., a partnership managed by the Company (see Note 8). The acquisition was accounted for under the purchase method of accounting. As such, the operating results of the Calvert County System have been included in the Company's condensed consolidated statement of operations and accumulated deficit from the date of acquisition. The acquisition was funded with borrowings under the subsidiary's existing credit facility.

         Exchange of Cable Communications Systems
         In May 1999, the Company entered into an agreement to exchange certain cable communications systems with Adelphia Communications ("Adelphia"). Under the terms of the agreement, the Company will receive

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

         At Home Warrants
         In June 1998, the Company entered into a six year Distribution Agreement with At Home Corporation ("@Home"), which provides for the distribution of high speed Internet services to the Company's cable communications systems. Deployment began in December 1998. In conjunction with the Distribution Agreement, the Company and @Home entered into a Warrant Purchase Agreement providing for the Company's purchase of up to a maximum of 4,092,200 shares of @Home Series A Common Stock at $5.25 per share (as adjusted for @Home's 2-for-1 stock split in June 1999). The warrants become exercisable after March 31 each year, beginning in 1999, as the Company launches @Home services in its cable communications systems. As of March 31, 1999, warrants to purchase 260,000 shares of @Home Series A Common Stock were exercisable. No additional warrants became exercisable in the second and third quarters of 1999. Accordingly, as of March 31, 1999, the Company recorded an investment in @Home warrants of $19.7 million and deferred revenue of an equal amount. The Company's investment in @Home warrants is classified as available for sale and recorded at fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of accumulated other comprehensive loss in the Company's condensed consolidated balance sheet. As of September 30, 1999, the Company had recorded an unrealized loss of $9.6 million related to this investment.

5.       LONG-TERM DEBT

         Interest Rates
         As of September 30, 1999 and December 31, 1998, the Company's effective weighted average interest rate on its long-term debt outstanding was 7.51% and 6.76%, respectively.

         Lines of Credit
         As of September 30, 1999, certain subsidiaries of the Company had unused lines of credit of $270.5 million, all of which is restricted by the covenants of the related debt agreements and to subsidiary general purposes and dividend declaration.

6.       RELATED PARTY TRANSACTIONS

         Management Agreement
         Effective April 7, 1999, the Company and Comcast entered into a management agreement pursuant to which Comcast will manage the operations of the Company and its subsidiaries, subject to such direction and control of the Company as the Company may reasonably determine from time to time. The terms of the management agreement were approved by the independent members of the Company's Board of Directors. The management agreement generally provides that Comcast will supervise the management and operations of the Company's cable systems and arrange for and supervise certain administrative functions. As compensation for such services the management agreement provides for Comcast to charge management fees of 4.5% of gross cable communications revenues (as defined). During the nine and three months ended September 30, 1999, Comcast charged the Company management fees of $11.9 million and $6.1 million, respectively.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


         On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are in an amount equal to the sum of (i) the actual cost incurred by Comcast plus (ii) one-half of the difference between the cost the Company would pay in an arms-length transaction if the Company were a stand-alone multiple cable communications systems operator with a subscriber base equal to that of the Company's cable systems, and the actual cost incurred by Comcast. The Programming Charges are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $74.4 million and $36.1 million, respectively, including $72.9 million and $35.4 million, respectively of Programming Charges, during the nine and three months ended September 30, 1999.

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

         E! Entertainment Television
         E! Entertainment Television is an affiliate of Comcast that provides cable television programming. During the nine and three months ended September 30, 1999, the Company made payments to E! Entertainment Television totaling $370,000 and $212,000, respectively, for programming provided to cable systems owned by the Company.

         QVC, Inc.
         Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the nine and three monthsended September 30, 1999, the Company's subscriber service fees revenue includes approximately $808,000 and $308,000, respectively, relating to QVC.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)


7.       STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

         The Company made cash payments for interest of $87.0 million, $68.7 million, $28.7 million and $27.1 million during the nine and three months ended September 30, 1999 and 1998, respectively.

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

         There are currently lawsuits pending in federal courts that have been filed against the Company relating to the sale of the Palmdale, Albuquerque, Littlerock and Calvert County cable communications systems by Company- managed partnerships to the Company or one of its subsidiaries. The complaints generally allege that the Company acquired those systems at a price that did not reflect their fair value and that the proxy statements mailed to the limited partners of the partnerships that owned these systems were false, misleading and failed to disclose material facts about the cable communications system market place. The Company intends to continue to vigorously defend these lawsuits.

         In July 1999, the Company and certain of its subsidiaries and managed partnerships were named defendants in a lawsuit that alleges that they withheld information, including lists of the names and addresses of limited partners, from the plaintiffs. The plaintiffs had planned to conduct tender offers to purchase limited partnership interests from the limited partners. The plaintiffs allege that they were injured by not receiving the information and by not being able to conduct tender offers for the limited partnership interests. The Company intends to defend this lawsuit vigorously on its own behalf and on behalf of its subsidiaries and managed partnerships.

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

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

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

      Cash and Cash Equivalents

      Cash and cash equivalents as of September 30, 1999 were $20.8 million (see "Statement of Cash Flows").

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

      As of September 30, 1999 and December 31, 1998, our long-term debt, including current portion, was $1.646 billion and $1.463 billion, respectively, of which 54.7% and 48.5%, respectively, was at variable rates.

      We may from time to time, depending on certain factors including market conditions, make optional repayments on our debt obligations.

      We, in our capacity as the general partner of our managed partnerships, have from time to time received general partner distributions upon the sale of cable communications systems owned by such partnerships. In addition, we, through a wholly owned subsidiary, have earned brokerage fees upon the sale of the managed partnerships' cable communications systems to third parties. During the nine and three months ended September 30, 1999 and 1998, we received partnership distributions and earned brokerage fees, net of expenses, of $4.0 million, $23.0 million, zero and $18.3 million, respectively. Upon the distributions from the sales of the remaining cable communications systems owned by managed partnerships in July 1999, general partner distributions and brokerage fees ceased to be a source of funds for us.

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

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

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

      Based on an inventory conducted in 1997, we identified computer systems that required modification or replacement so that they will properly utilize dates beyond December 31, 1999. Many of our critical systems were new and were already Year 2000 compliant as a result of the recent rebuild of many of our cable communications systems. In addition, we have communicated with our significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which we use or rely upon.

      As of October 31, 1999, we are in the final stages of our Year 2000 program. We believe that all key systems are Year 2000 compliant. Other systems that required remediation are substantially complete. Further, contingency plans have been created for our key systems and operations. Additional business continuity preparations are being implemented to create post-Year 2000 response teams with a centralized command center to further mitigate Year 2000 risk.

      Through September 30, 1999, we have incurred approximately $2.5 million in connection with our Year 2000 remediation program. We estimate that we will incur between approximately $0.5 million to $1.0 million of additional expense through December 1999 in connection with our Year 2000 remediation program. Our estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which we rely will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on us.

      Our management will continue to periodically report the progress of our Year 2000 remediation program to the Audit Committee of our Board of Directors.

      The costs of the project and the date on which we plan to complete the Year 2000 modifications and replacements are based on our best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate necessary skills and the ability to locate and correct all relevant computer code and similar uncertainties.

      We believe that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material adverse impact on our operations.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

Statement of Cash Flows

      Cash and cash equivalents increased $18.2 million as of September 30, 1999 from December 31, 1998. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

      Net cash provided by operating activities amounted to $20.9 million for the nine months ended September 30, 1999, due principally to our operating income before depreciation and amortization offset, in part, by the effects of the $55.4 million of restructuring charges recognized in the second quarter of 1999 (see Note 3 to our condensed consolidated financial statements included in Item 1).

      Net cash provided by financing activities was $227.8 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, we borrowed $183.5 million under subsidiary credit facilities, primarily for capital expenditures, to fund restructuring costs and to fund the acquisition of the cable communications systems serving areas in and around Littlerock, California (the "Littlerock System") and Calvert County, Maryland (the "Calvert County System"). In addition, during the nine months ended September 30, 1999, affiliates advanced $35.9 million to us for working capital purposes.

      Net cash used in investing activities was $230.5 million for the nine months ended September 30, 1999. Net cash used in investing activities includes the acquisition of the Littlerock System and the Calvert County System, net of cash acquired, of $50.2 million, capital expenditures of $91.2 million and additions to deferred charges of $89.5 million.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

Results of Operations

      Our summarized consolidated financial information for the nine and three months ended September 30, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                  Nine Months Ended
                                                                     September 30,            Increase / (Decrease)
                                                                  1999          1998              $            %

Revenues ..................................................    $  401.3       $  337.7       $   63.6         18.8%
Operating, selling, general and administrative expenses ...       254.7          179.1           75.6         42.2
                                                               --------       --------
Operating income before depreciation and
   amortization (1) .......................................       146.6          158.6          (12.0)        (7.6)
Restructuring charges .....................................        55.4                          55.4          NM
Depreciation and amortization .............................       199.7          144.6           55.1         38.1
                                                               --------       --------
Operating (loss) income ...................................      (108.5)          14.0         (122.5)         NM
                                                               --------       --------
Interest expense ..........................................        86.6           68.9           17.7         25.7
Equity in net losses of affiliates ........................         3.0            4.0           (1.0)       (25.0)
Investment income .........................................        (0.7)          (1.3)          (0.6)        46.2
Other expense .............................................         3.7           10.2           (6.5)       (63.7)
                                                               --------       --------
Net loss ..................................................    ($ 201.1)      ($  67.8)      ($ 133.3)         NM
                                                               ========       ========


                                                                  Three Months Ended
                                                                     September 30,            Increase / (Decrease)
                                                                  1999          1998              $            %

Revenues ..................................................    $  136.1       $  133.0       $    3.1          2.3%
Operating, selling, general and administrative expenses ...        83.2           64.6           18.6         28.8
                                                               --------       --------
Operating income before depreciation and
   amortization (1) .......................................        52.9           68.4          (15.5)       (22.7)
Depreciation and amortization .............................        75.3           52.8           22.5         42.6
                                                               --------       --------
Operating (loss) income ...................................       (22.4)          15.6          (38.0)         NM
                                                               --------       --------
Interest expense ..........................................        31.4           24.8            6.6         26.6
Equity in net (income) losses of affiliates ...............        (0.9)           1.1           (2.0)         NM
Investment income .........................................        (1.0)          (0.6)          (0.4)        66.7
Other (income) expense ....................................        (2.4)           4.7           (7.1)         NM
                                                               --------       --------
Net loss ..................................................    ($  49.5)      ($  14.4)      ($  35.1)         NM
                                                               ========       ========

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

      Revenues

      We derive our revenues from four sources: subscriber service fees from owned cable communications systems, management fees from managed partnerships, brokerage fees and distributions paid upon the sale of cable communications systems owned by managed partnerships and revenues from a non-cable subsidiary. We received management fees generally equal to 5% of gross operating revenues of our managed limited partnerships. Upon the completion of the sale of the remaining cable communications systems owned by

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

managed   partnerships   in  July  1999,   management   fees,   general  partner
distributions and brokerage fees ceased to be a source of revenue for us.

      Of the respective $63.6 million and $3.1 million increases in revenues for the nine and three month periods from 1998 to 1999, $94.0 million and $24.1 million are attributable to increases in subscriber service fees, offset by $9.1 million and $2.5 million decreases in management fees, $19.1 million and $18.3 million decreases in distributions and brokerage fees and $2.2 million and $0.2 million decreases in non-cable revenue. Of the $94.0 million and $24.1 million increases in subscriber service fees, $66.3 million and $14.6 million are attributable to the effects of the acquisitions of cable communications systems, $6.9 million and $3.3 million are attributable to subscriber growth, $10.1 million and $4.0 million relate to changes in rates, $2.2 million and $0.8 million are attributable to growth in cable advertising sales and $8.5 million and $1.4 million relate to other product offerings.

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

      Of the respective $75.6 million and $18.6 million increases in operating, selling, general and administrative expenses for the nine and three month periods from 1998 to 1999, $42.3 million and $11.5 million are attributable to the effects of the acquisitions of cable communications systems, $12.7 million and $5.9 million are attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings and $6.7 million and $1.2 million result from increases in the cost of labor, the effects of an adjustment to the cost component factor used to capitalize indirect costs relating to network construction activity, other volume related expenses and costs associated with new product offerings. In addition, $13.9 million of the increase in operating, selling, general and administrative expenses for the nine month periods from 1998 to 1999 is attributable to one-time adjustments related to recent court rulings on late fees (see Note 8 to our condensed consolidated financial statements included in Item 1), sales and use tax audits and other adjustments recorded in the second quarter of 1999. It is anticipated that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

      Management Agreement

      See Note 6 to our condensed  consolidated financial statements included in
Item 1.

      Restructuring Charges

      See Note 3 to our condensed  consolidated  financial statement included in
Item 1.

      Depreciation and Amortization Expense

      The respective $55.1 million and $22.5 million increases in depreciation and amortization expense for the nine and three month periods from 1998 to 1999 are primarily a result of the effects of our acquisitions of cable communications systems and of our capital expenditures.

      Interest Expense

      The respective $17.7 million and $6.6 million increases in interest expense are due to higher outstanding balances on our long-term debt and to increases in the effective weighted average interest rate on our long-term debt. Borrowings were used to fund the acquisitions of cable communications systems, fund restructuring costs and to fund capital expenditures.

      For the nine and three months ended September 30, 1999 and 1998, our losses before income taxes, equity in net losses (income) of affiliates and fixed charges (interest expense) were $111.5 million, $5.1 million, $19.0 million and $11.4 million, respectively. Such losses were not adequate to cover our fixed charges of $86.6 million, $68.9 million, $31.4 million and $24.8 million for the nine and three months ended September 30, 1999 and 1998, respectively. The inadequacy of these losses to cover fixed charges is primarily due to the $55.4 million of restructuring charges incurred during the nine months ended September 30, 1999 and to the substantial non-cash charges for depreciation and amortization expense in all periods.

      We believe that our losses will not significantly affect the performance of our normal business activities because of our existing cash and cash equivalents, our ability to generate operating income before depreciation and amortization and our ability to obtain external financing.

      We believe that our operations are not materially affected by inflation.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

PART II        OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

               The Company is subject to legal proceedings and claims that arise in the ordinary course of its cable communications business. In the opinion of management, the amount of ultimate liability with respect to these legal proceedings and claims will not materially affect the Company's financial position, results of operations or liquidity.

               In addition, the Company is a named defendant in the following legal proceedings relating to acquisitions by the Company or one of its subsidiaries of cable communications systems from several of the Company's managed partnerships or actions taken by the Company or one of its subsidiaries in their roles as general partners of the Company's managed partnerships:

               Litigation Challenging the Company's Acquisition of the Tampa System

               Since September 1995, the Company has been a defendant in a consolidated civil action filed by limited partners of Cable TV Fund 12-D, Ltd., one of the Company's managed limited partnerships, captioned David Hirsch, Marty, Inc. Pension Plan (by its trustee and beneficiary, Martin Ury) and Jonathan and Eileen Fussner, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., plaintiffs v. Jones Intercable, Inc., defendant, and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., nominal defendants (District Court, Arapahoe County, State of Colorado, Case No. 95-CV-1800, Division 3). The consolidated complaint generally alleged that the Company breached its fiduciary duty to the plaintiffs and to the other limited partners of the three named partnerships and to the Cable TV Fund 12-BCD Venture (the "Venture") in connection with the Venture's sale of the Tampa, Florida cable communications system (the "Tampa System") to a subsidiary of the Company and the subsequent trade of the Tampa System and other cable communications systems owned by the Company in exchange for cable communications systems owned by an unaffiliated cable system operator. The consolidated complaint also set forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs asserted that the subsidiary of the Company that acquired the Tampa System paid an inadequate price for it. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the terms of the limited partnership agreements of the three named partnerships. The plaintiffs also challenged the adequacy and independence of the appraisals. The consolidated complaint sought compensatory damages, an award of attorneys' fees, punitive damages and certain equitable relief. On October 25, 1999, the district court granted the Company's renewed motion to dismiss or for summary judgment based upon the August 1998 report of independent counsel, which had concluded that the plaintiffs' claims are not meritorious. The plaintiffs have the right to appeal this decision.

               Litigation   Challenging   the  Company's   Acquisitions  of  the
               Albuquerque, Palmdale, Littlerock and Calvert County Systems

               In June 1999, the Company was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1151)("City Partnership I") brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that the Company breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to Cable TV Fund 12-BCD Venture (the "Venture") in connection with the Venture's sale of the Palmdale, California cable communications system (the "Palmdale System") to a subsidiary of the Company in December 1998. The complaint alleges that the Company acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

               limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the state of the market for cable systems and the fairness of the transaction, which the plaintiff claims caused the Company to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of
               1934, as amended. The plaintiff also claims that the Company breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent the Company from making use of the partnerships' funds to finance the Company's defense of this litigation. The Company has filed motions to dismiss certain of the plaintiff's claims for relief. The Company believes that the procedures followed by it in conducting the votes of the limited partners of the partnerships on the sale of the Palmdale System, including the fairness opinion in the proxy statements delivered to the limited partners of the partnerships, were proper and that the Venture's sale of the Palmdale System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of the partnerships' limited partnership agreements. The Company intends to defend this lawsuit vigorously.

               In June 1999, the Company was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 14-B, Ltd., plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14- B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1051)("City Partnership II") brought by City Partnership Co., a limited partner of Cable TV Fund 14-B, Ltd. ("Fund 14-B"). The plaintiff's complaint alleges that the Company breached its fiduciary duty to the plaintiff and to the other limited partners of Fund 14-B in connection with Fund 14-B's sale of the Littlerock, California cable communications system (the "Littlerock System") to a subsidiary of the Company in January 1999. The complaint alleges that the Company acquired the Littlerock System at an unfairly low price that did not accurately reflect the market value of the Littlerock System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of Fund 14-B in connection with the vote of the limited partners on Fund 14-B's sale of the Littlerock System contained inadequate and misleading information concerning the state of the market for cable systems and the fairness of the transaction, which the plaintiff claims caused the Company to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that the Company breached the contractual provision of Fund 14- B's limited partnership agreement requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent the Company from making use of Fund 14-B's funds to finance the Company's defense of this litigation. The Company has filed motions to dismiss certain of the plaintiff's claims for relief. The Company believes that the procedures followed by it in conducting the vote of the limited partners of Fund 14-B on the sale of the Littlerock System, including the fairness opinion in the proxy statement delivered to the limited partners of Fund 14-B, were proper and that Fund 14-B's sale of the Littlerock System at a price determined by
               averaging   three   separate,   independent   appraisals  was  in
               accordance with the express provisions of Fund 14-B's limited partnership agreement. The Company intends to defend this lawsuit vigorously.

               In August 1999, the Company was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508)("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems by the named partnerships to the Company or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

               the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of the Company. The complaint alleges that the Company acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

               In August 1999, the Company was named a defendant in a case captioned William Barzler, plaintiff v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-B-1604)("Barzler") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock cable communications system by Cable TV Fund 14-B, Ltd.

               In September 1999, the Company was named a defendant in a case captioned Sheryle Trainer, plaintiff v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-B-1751)("Trainer") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock cable communications system by Cable TV Fund 14-B, Ltd.

               In September 1999, the Company was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702)("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

               In September 1999, the Company was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778)("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

               The Company believes that the procedures followed by it in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and the Company believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. The Company intends to defend the Gramercy Park, Barzler, Trainer, Schumacher and Margolin lawsuits vigorously.

               In September 1999, the Company filed a motion in the United States District Court for the District of Colorado seeking an order consolidating all seven of the cases challenging the Company's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these seven cases (City
               Partnership I, City Partnership II, Gramercy Park, Barzler, Trainer, Schumacher and Margolin) involve

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

               common questions of law and fact. A court-mandated settlement conference relating to all seven of these cases occurred on November 2, 1999 and another such meeting has been scheduled for March 14, 2000.

               Litigation Relating to Limited Partnership List Requests

               In July 1999, the Company, each of its subsidiaries that serve as general partners of managed partnerships and most of its managed partnerships were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632). Plaintiffs allege that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of the partnerships named as defendants, and that plaintiffs were frustrated in this purpose by the Company's refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that the Company's actions constituted a breach of contract, a breach of the implied covenant of good faith and fair dealing, a breach of the Company's fiduciary duty and tortious interference with prospective economic advantage. Plaintiffs allege that the Company's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million. In September 1999, the Company and the defendant subsidiaries and managed partnerships filed demurrers to the plaintiffs' complaint and a hearing on this matter was held on October 22, 1999. Discovery in the case has begun. The Company believes that it and the defendant subsidiaries and managed partnerships have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages. The Company intends to defend this lawsuit vigorously both on its own behalf and on behalf of the defendant subsidiaries and managed partnerships.


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits required to be filed by Item 601 of Regulation S-K:

                   15.1 Letter Regarding Unaudited Interim Financial Statements.

                   27.1 Financial Data Schedule.

               (b) Reports on Form 8-K:

                   We filed Current Report on Form 8-K under Item 5 on August 11, 1999 relating to Comcast Corporation's intention to commence an offer to exchange 1.4 shares of its Class A Special Common Stock for up to 79% of the combined number of our Class A Common Stock and Common Stock outstanding.

                     JONES INTERCABLE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   JONES INTERCABLE, INC.
                                   ------------------------------------------







                                   /S/ LAWRENCE S. SMITH
                                   ------------------------------------------
                                   Lawrence S. Smith
                                   Principal Accounting Officer



                                   /S/ JOSEPH J. EUTENEUER
                                   ------------------------------------------
                                   Joseph J. Euteneuer
                                   Vice President (Authorized Officer)





Date: November 15, 1999