Form 10-K
period 1999-12-31
COMCAST JOIN HOLDINGS INC
filed 2000-03-14
CIK 275605

================================================================================
                                    FORM 10-K
                              --------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1999
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         Commission file number: 1-9935

                           COMCAST JOIN HOLDINGS, INC.
                      (SUCCESSOR TO JONES INTERCABLE, INC.)
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    23-3025248
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

 1500 Market Street, Philadelphia, PA                 19102-2148
(Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code: (215) 665-1700
                              --------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                              --------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                              --------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
            Yes    X                            No
                 -----                             ------
                              --------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [Not applicable]
                              --------------------
As of March 3, 2000, there were 100 shares of Common Stock outstanding.
                              --------------------
The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
                              --------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                              --------------------

================================================================================

                           COMCAST JOIN HOLDINGS, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                     PART I
 Item 1   Business............................................................ 1
 Item 2   Properties..........................................................12
 Item 3   Legal Proceedings...................................................12
 Item 4   Submission of Matters to a Vote of Security Holders.................15

                                     PART II
 Item 5   Market for the Registrant's Common Equity and
          Related Stockholder Matters.........................................15
 Item 6   Selected Financial Data.............................................15
 Item 7   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................16
 Item 8   Financial Statements and Supplementary Data.........................19
 Item 9   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................40

                                    PART III
 Item 10  Directors and Executive Officers of the Registrant..................40
 Item 11  Executive Compensation..............................................40
 Item 12  Security Ownership of Certain Beneficial Owners and Management......40
 Item 13  Certain Relationships and Related Transactions......................40

                                     PART IV
 Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....41
 SIGNATURES...................................................................43
                                 ---------------

     This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast JOIN Holdings," "we," "us" and "our" refer to Comcast JOIN Holdings, Inc. and its subsidiaries. We are the successor to Jones Intercable, Inc., which was merged with and into us on March 2, 2000.

     You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

     We have in the past acquired and we will be acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees must be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

     The cable communications industry may be affected by, among other things:

     o    changes in laws and regulations,
     o    changes in the competitive environment,
     o    changes in technology,
     o    franchise related matters,
     o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,
     o    demand for the programming content we distribute, and,
     o    general economic conditions.

                                     PART I

ITEM 1.   BUSINESS

     In December 1999, we and Comcast Corporation entered into a merger agreement with Jones Intercable, Inc. pursuant to which Comcast agreed to acquire all of the remaining shares of Jones Intercable not then owned by Comcast. Under the terms of the merger agreement, Jones Intercable's shareholders received 1.4 shares of Comcast's Class A Special Common Stock for each share of Jones Intercable's Class A Common Stock and Common Stock. On March 2, 2000, the shareholders of Jones Intercable approved the merger. As a result, Jones Intercable was merged with and into us on that date and we are the successor to Jones Intercable.

     The consolidated financial statements included in Item 8 of this Annual Report are those of Jones Intercable. Our consolidated financial statements will not be significantly different from those of Jones Intercable as Comcast does not intend to apply, to our financial statements, the accounting related to its acquisition of the approximate 60.4% interest in Jones Intercable that it did not already own.

     We are principally involved in the cable communications business through the development, management and operation of broadband communications networks. We are in the process of deploying digital video applications and high-speed Internet access service to expand the products available on our cable communications networks. Our cable operations served approximately 1.1 million subscribers and passed approximately 1.7 million homes as of December 31, 1999.

     We are a wholly owned subsidiary of Comcast Corporation. We are a Delaware corporation organized in December 1999 solely for the purpose of merging with Jones Intercable. We have our principal executive offices at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148. Our telephone number is (215) 665-1700.


                      GENERAL DEVELOPMENTS OF OUR BUSINESS

     Comcast's Acquisition of a Controlling Interest in Jones Intercable, Inc.

     In April 1999, Comcast acquired a controlling interest in Jones Intercable through its purchase of 12.8 million shares of Jones Intercable Class A Common Stock and 2.9 million shares of Jones Intercable Common Stock for $706.3 million in cash. In June 1999, Comcast acquired an additional 1.0 million shares of Jones Intercable's Class A Common Stock for $50.0 million in cash in a private transaction. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. Comcast Cable has consolidated the operating results of Jones Intercable since April 1999.

     In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Jones Intercable's board of directors elected new executive officers, each of whom also was an officer of Comcast. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable. Jones Intercable's corporate offices were relocated to 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

     To facilitate an orderly change in control to Comcast, Jones Intercable established retention and severance programs for its corporate and field office employees who were to be terminated due to the change in control. The programs provide for cash severance payments to employees that have been or will be terminated due to the change in control. During the year ended December 31, 1999, Jones Intercable incurred expense relating to the severance of approximately 350 corporate and field office employees totaling $39.1 million.

     In addition to the severance expense described above, during the year ended December 31, 1999, Jones Intercable incurred an additional $16.3 million of restructuring costs related to the change in control relating to an employment contract termination, costs associated with the termination of an information technology services agreement with a former affiliated entity and lease termination costs.

     Littlerock System Acquisition

     In January 1999, Jones Intercable acquired the cable communications system serving areas in and around Littlerock, California for $10.7 million in cash from Cable TV Fund 14-B, Ltd., a partnership managed by Jones Intercable.

     Calvert County System Acquisition

     In July 1999, Jones Intercable acquired the cable communications system serving areas in and around Calvert County, Maryland for $39.5 million in cash from Cable TV Fund 14-A, Ltd., a partnership managed by Jones Intercable.

     Exchange of Cable Communications Systems

     In May 1999, Jones Intercable entered into an agreement to exchange certain cable communications systems with Adelphia Communications. Under the terms of the agreement, we will receive 103,000 subscribers in Michigan from Adelphia. In exchange, Adelphia will receive cable communications systems in California currently owned by us serving 108,000 subscribers. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the third quarter of 2000.

     Partnership Liquidations

     The sales of all of the cable communications systems that were owned by Jones Intercable's managed partnerships were completed in July 1999 and we are in the final stages of liquidating these managed partnerships. We are a defendant in litigation filed by limited partners of five of the managed partnerships challenging the terms of certain sales of partnership-owned cable communications systems to Jones Intercable and/or its subsidiaries. We are and most of the managed partnerships are defendants in litigation filed by a firm that sought to do tender offers for limited partnership interests of the managed partnerships. We expect that the managed partnerships that are involved in litigation will not be dissolved until the litigation is finally resolved and terminated.

                           DESCRIPTION OF OUR BUSINESS

     Technology and Capital Improvements

     Our cable  communications  networks  receive signals by means of:

     o    special antennae,
     o    microwave relay systems,
     o    earth stations, and
     o    coaxial and fiber optic cables.

     These networks distribute a variety of video, telecommunications and data services to residential and commercial subscribers.

     As of December 31, 1999, 64% of our cable subscribers were served by a system with a capacity of at least 550-MHz and 39% of our cable subscribers were served by a system with a capacity of at least 750-MHz. We are deploying fiber optic cable and upgrading the technical quality of our cable communications networks. As a result, the reliability and capacity of our systems have increased, aiding in the delivery of additional video programming and other services such as enhanced digital video, high-speed Internet access service and, potentially, telephony.

     We will incur significant capital expenditures in the future for the upgrading and rebuilding of our existing cable communications systems and for the systems to be acquired as a result of our pending system exchange with Adelphia.

     Franchises

     Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities and are subject to federal, state and local legislation and regulation. Franchises typically contain many conditions which may include:

     o    rate and service conditions,
     o    construction schedules,
     o types of programming and provision of services to schools and other public institutions, and
     o    insurance and indemnity bond requirements.

     Our franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). We normally pass those fees on to subscribers. In many cases, we need the consent of the franchising authority to transfer our franchises. The franchises are granted for varying lengths of time.

     Although franchises historically have been renewed, renewals may include less favorable terms and conditions. Under existing law, franchises should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms. The franchising authority may choose to award additional franchises to competing companies at any time.

     Revenue Sources

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers. Packages of programming services offered to subscribers may consist of:

     o    national television networks,
     o local and distant independent, specialty and educational television stations,
     o    satellite-delivered programming,
     o    locally originated programs,
     o    audio programming, and
     o    electronic retailing programs.

     We also offer, for an additional monthly fee, premium services, such as:

     o    Home Box Office(R),
     o    Cinemax(R),
     o    Showtime(R),
     o    The Movie Channel(TM), and
     o    Encore(R).

     These premium services generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for premium services depends upon the type and level of service selected by the subscriber.

     We also generate revenues from advertising sales, pay-per-view services, installation services, commissions from electronic retailing and other services. We generate revenues from the sale of advertising time to local, regional and national advertisers on non-broadcast channels. Pay-per-view services permit a subscriber to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts.

     Our sales efforts are primarily directed toward increasing the number of subscribers we serve and generating incremental revenues in our franchise areas. We sell our cable communications services through:

     o    telemarketing,
     o    direct mail advertising,
     o    door-to-door selling, and
     o    local media advertising.

     Programming

     We generally pay either a monthly fee per subscriber per channel or a percentage of certain revenues for programming. Our programming costs are increased by:

     o    increases in the number of subscribers,
     o    expansion of the number of channels provided to customers, and
     o    increases in contract rates from programming suppliers.

     We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We anticipate that future contract renewals will result in programming costs that are higher than our costs today, particularly for sports programming.

     Customer Service

     We manage most of our cable communications systems in geographic clusters. Clustering improves our ability to sell advertising, enhances our ability to efficiently introduce and market new products, and allows us to more efficiently and effectively provide customer service and support. As part of our clustering strategy, we have recently consolidated our local customer service operations into large regional call centers. These regional call centers have technologically advanced telephone systems that provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services. Subscribers in our remaining cable communications systems receive customer service primarily through our local, system-based representatives.

                              --------------------

     Our Cable Communications Systems

     The table below summarizes certain subscriber information for our cable communications systems as of December 31 (homes and subscribers in thousands):

                                                      1999(4)      1998(5)       1997(6)     1996(7)        1995
                                                     ----------   ----------    ----------   ---------    ----------
Basic Cable
     Homes Passed (1)..............................      1,738        1,596         1,186         894           651
     Cable Subscribers (2).........................      1,057          990           765         585           439
     Cable Penetration (3).........................      60.8%        62.0%         64.5%       65.4%         67.4%

____________
(1) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines.
(2) A dwelling with one or more television sets connected to a system counts as one basic cable subscriber.
(3) Basic cable penetration means the number of basic cable subscribers as a percentage of basic cable homes passed.
(4) In 1999, we acquired cable communications systems serving Calvert County, Maryland and Littlerock, California.
(5) In 1998, we acquired cable communications systems serving Palmdale, California, Hinesville, Georgia, Socorro and Grants, New Mexico and Albuquerque, New Mexico.
(6) In 1997, we acquired cable communications systems serving Independence, Missouri, Manitowoc, Wisconsin and North Prince Georges County, Maryland, and sold the cable communications system serving Walnut Valley, California.
(7) In 1996, we acquired cable communications systems serving South Prince Georges County, Maryland, Savannah, Georgia and Manassas, Virginia.

                                 ---------------

     Competition

     Our cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including:

     o local television broadcast stations that provide off-air programming which can be received using a roof-top antenna and television set,
     o program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,
     o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments,
     o multichannel, multipoint distribution service operators, commonly known as MMDS or wireless cable operators, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers,
     o other cable operators who build and operate cable systems in the same communities that we serve, commonly known as overbuilders,
     o    interactive online computer services,
     o    newspapers, magazines and book stores,
     o    movie theaters,
     o    live concerts and sporting events, and
     o    home video products.

     In order to compete effectively, we strive to provide, at a reasonable price to subscribers:

     o    superior technical performance,
     o    superior customer service,
     o    a greater variety of video programming, and
     o new products such as digital cable and cable modem Internet access and potential products such as telephony.

     Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with our cable communications services. Some local telephone companies:

     o provide video services within and outside their telephone service areas through a variety of methods, including cable networks, satellite program distribution and wireless transmission facilities, and/or

     o have announced plans to construct and operate cable communications systems in various states.

     New facilities-based competitors such as RCN Corporation are now developing cable and related communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will develop in other franchise areas we serve.

     Local telephone companies and other businesses construct and operate communications facilities that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. These competitors are not required, in certain circumstances, to comply with some of the material obligations imposed upon our cable communications systems under our franchises. We are unable to predict the likelihood of success of competing video or cable service ventures by local telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

     We operate each of our cable communications systems pursuant to a non-exclusive franchise that is issued by the community's governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services.

     In the past few years,  Congress  has enacted  legislation  and the Federal
Communications Commission, commonly known as the FCC, has adopted regulatory policies intended to provide a more favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to our cable communications systems. These technologies include direct broadcast satellite service, commonly known as DBS, among others. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 13.1 million individual households, condominiums, apartment and office complexes in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including program services similar to those provided by cable communications systems.

     DBS service can be received virtually anywhere in the continental United States through the installation of a small roof top or side-mounted antenna. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by DBS systems. We are and will continue to deploy digital cable service in the communities that we serve.

     Two major companies, DirecTV and Echostar, are currently offering nationwide high-power DBS services. Recently enacted federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside inside the local television station's market. These companies have already begun transmitting local broadcast signals in certain major television markets and have announced their intention to expand this local television broadcast retransmission service to other domestic markets. With this legislation, satellite carriers become more competitive to cable communications system operators like us because they are now able to offer programming which more closely resembles what we offer. We are unable to predict the effects this legislation and these competitive developments might have on our business and operations.

     Our cable communications systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable communications system operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable communications systems. In addition, some SMATV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide cable communications systems access to these complexes. Courts have reviewed challenges to these laws and have reached varying results. Our ability to compete for subscribers in residential and commercial developments served by SMATV system operators is uncertain. However, we are developing competitive packages of services (video, data and telephony) to offer to these residential and commercial developments.

     Cable communications systems also compete with MMDS or wireless cable systems, which are authorized to operate in areas served by our cable communications systems. The FCC recently amended its regulations to provide flexibility to wireless system operators to employ digital technology in delivering two-way communications services, including high-speed Internet access. Federal law significantly limits certain local restrictions on the use of roof-top, satellite and microwave antennae to receive satellite programming and over-the-air broadcasting services.

     Many of our cable communications systems are currently offering, or plan to offer, interactive online computer services to subscribers. These systems will compete with a number of other companies, many of whom have substantial resources, such as:

     o    existing Internet service providers, commonly known as ISPs,
     o    local telephone companies, and
     o    long distance telephone companies.

     Recently, a number of companies, including telephone companies and ISP's, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure so that these companies and others may deliver Internet services directly to customers over cable facilities. In response, several local jurisdictions attempted to impose these capacity obligations on several cable communications operators. Various cable communications companies, including Comcast, have initiated litigation challenging these municipal requirements. In addition, two antitrust lawsuits have been filed in federal courts alleging that Comcast and other cable communications companies have improperly refused to allow its cable facilities to be used by certain ISPs to serve their customers. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue. In a 1999 report to Congress, the FCC declined to institute an administrative proceeding to examine this issue. It is expected that the FCC, Congress, and state and local regulatory authorities will continue to consider actions in this area.

     The deployment of Digital Subscriber Line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of competing online services offered by our competitors or what impact these competitive ventures may have on our business and operations.

     We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment to occur in the future. We refer you to page 7 of this Annual Report for a detailed discussion of legislative and regulatory factors. Other new technologies and services may develop and may compete with services that our cable communications systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on our business and operations.

                           LEGISLATION AND REGULATION

     The Communications Act of 1934, as amended, establishes a national policy to regulate the development and operation of cable communications systems. The Communications Act allocates responsibility for enforcing federal policies among the FCC, and state and local governmental authorities. The courts, and especially the federal courts, play an important oversight role as these statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

     We expect that court actions and regulatory proceedings will refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect our business operations. In the following paragraphs, we summarize the principal federal laws and regulations materially affecting the growth and operation of the cable communications industry. We also provide a brief description of certain state and local laws applicable to our businesses.

     The Communications Act and FCC Regulations

     The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

     o    subscriber rates,
     o the content of programming we offer our subscribers, as well as the way we sell our program packages to subscribers and other video program distributors,
     o the use of our cable systems by local franchising authorities, the public and other unrelated third parties,
     o    our franchise agreements with governmental authorities,
     o    cable system ownership limitations and prohibitions, and
     o    our use of utility poles and conduit.

     Subscriber Rates

     The Communications Act and the FCC's regulations and policies limit the ability of cable systems to raise rates for basic services and equipment in communities that are not subject to effective competition, as defined by federal law. Where there is no effective competition, federal law gives franchising authorities the power to regulate the monthly rates charged by the operator for:

     o the lowest level of programming service, typically called basic service, which generally includes local broadcast channels and public access or governmental channels required by the operator's franchise, and
     o the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     The FCC has adopted detailed rate regulations, guidelines and rate forms that we and the franchising authority must use in connection with the regulation of our basic service and equipment rates. If the franchising authority concludes that our rates are not in accordance with the FCC's rate regulations, it may require us to reduce our rates and to refund overcharges to subscribers, with interest. We may appeal adverse rate decisions to the FCC. Rate regulation of non-basic cable programming service tiers ended after March 31, 1999.

     The Communications Act and the FCC's regulations also:

     o prohibit regulation of rates charged by cable operators for programming offered on a per channel or per program basis, and for multi-channel groups of non-basic programming,
     o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition,
     o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments, and
     o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

     Over the past few years, we have reached agreements with various regulatory bodies to resolve outstanding rate disputes. We believe that the resolution of these proceedings did not have and will not have a material adverse impact on our financial position, results of operations or liquidity.

     Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

     o to elect once every three years to require a cable communications system to carry the station, subject to certain exceptions, or
     o to negotiate with us on the terms by which we carry the station on our cable communications system, commonly called retransmission consent.

     The Communications Act requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

     o all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN),
     o    commercial radio stations, and
     o    certain low-power television stations.

     The FCC has also initiated an administrative proceeding to consider the requirements, if any, for the mandatory carriage of digital television signals offered by local broadcasters. We are unable to predict the outcome of this proceeding or the impact any new carriage requirements might have on the operations of our cable systems.

     The Communications Act requires our cable systems to permit subscribers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier. However, we are not required to comply with this requirement until 2002 for any of our cable systems that do not have addressable converter boxes or that have other substantial technological limitations. A limited number of our systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with this requirement.

     To increase competition between cable operators and other video program distributors, the Communications Act:

     o precludes any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors,
     o requires such programmers to sell their satellite-delivered programming to other video program distributors, and
     o limits the ability of such programmers to offer exclusive programming arrangements to their affiliates.

     The Communications Act contains restrictions on the transmission by cable operators of obscene or indecent programming. It requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods. A three-judge federal district court determined that this provision was unconstitutional. The United States Supreme Court is currently reviewing the lower court's ruling.

     The FCC actively regulates other aspects of our programming, involving such areas as:

     o our use of syndicated and network programs and local sports broadcast programming,
     o    advertising in children's programming,
     o    political advertising,
     o    origination cablecasting,
     o    sponsorship identification, and
     o    closed captioning of video programming.

     Use of Our Cable Systems by The Government and Unrelated Third Parties

     The Communications Act allows franchising authorities and unrelated third parties to have access to our cable systems' channel capacity. For example, it:

     o permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and
     o requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including the rates and certain terms and conditions of the commercial use.

     Franchise Matters

     Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides oversight and guidelines to govern our relationship with local franchising authorities. For example, the Communications Act:

     o affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions,
     o    generally  prohibits  us  from  operating  in  communities  without  a franchise,
     o    encourages competition with our existing cable systems by:
          o allowing municipalities to operate cable systems without franchises, and
          o preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area,
     o permits local authorities, when granting or renewing our franchises, to establish requirements for certain cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories,
     o permits us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by changed circumstances,
     o    generally prohibits franchising authorities from:
          o imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,
          o imposing franchise fees on revenues we derive from providing telecommunications services over our cable systems, or
          o restricting our use of any type of subscriber equipment or transmission technology, and
     o limits our payment of franchise fees to the local franchising authority to 5% of our gross revenues derived from providing cable services over our cable system.

     The Communications Act contains procedures designed to protect us against arbitrary denials of the renewal of our franchises, although a franchising authority under various conditions could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on us in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have typically obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

     Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the United States Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

     Ownership Limitations

     The Communications Act generally prohibits us from owning or operating a SMATV or wireless cable system in any area where we provide franchised cable service. We may, however, acquire and operate SMATV systems in our franchised service areas if the programming and other services provided to SMATV subscribers are offered according to the terms and conditions of our franchise agreement.

     The Communications Act also authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator. While a federal district court has declared this limitation to be unconstitutional and delayed its enforcement, the FCC has reconsidered its cable ownership regulations and:

     o    reaffirmed  its  30%  nationwide   subscriber   ownership  limit,  but
          maintained its voluntary stay on enforcement of that regulation pending further court action,
     o    reaffirmed   its   subscriber    ownership    information    reporting
          requirements, and
     o modified its attribution rules that identify when the ownership or management by us or third parties of other communications businesses, including cable systems, television broadcast stations and local telephone companies, may be imputed to us for purposes of determining our compliance with the FCC's ownership restrictions.

Also pending on appeal is a challenge to the statutory and FCC regulatory limitations on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an attributable ownership interest. We are unable to predict the outcome of these judicial and regulatory proceedings or the impact any ownership restrictions might have on our business and operations.

     The Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. While the FCC has eliminated its regulations which precluded the cross-ownership of a national broadcasting network and a cable system, it has not yet completed its review of other regulations which prohibit the common ownership of other broadcasting interests and cable systems in the same geographical areas.

     The 1996 amendments to the Communications Act made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

     o eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas,
     o preempted state and local laws and regulations which impose barriers to telecommunications competitions,
     o set basic standards for relationships between telecommunications providers, and
     o generally limited acquisitions and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

     Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. The FCC has modified its open video rules to comply with the federal court's decision, but we are unable to predict the impact these rule modifications may have on our business and operations.

     Pole Attachment Regulation

     The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC's current rate formula, which is being reevaluated by the FCC, governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services and, until 2001, by certain companies providing telecommunications services. The FCC also adopted a second rate formula that will be effective in 2001 and will govern the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal appellate court recently upheld the constitutionality of the new statutory provision which requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. We are unable to predict the outcome of the legal challenge to the FCC's new regulations or the ultimate impact any revised FCC rate formula or any new pole attachment rate regulations might have on our business and operations.

     Other Regulatory Requirements of the Communications Act and the FCC

     The Communications Act also includes provisions, among others, regulating:

     o    customer service,
     o    subscriber privacy,
     o    marketing practices,
     o    equal employment opportunity, and
     o    technical standards and equipment compatibility.

     The FCC actively regulates other parts of our cable operations and has adopted regulations implementing its authority under the Communications Act.

     The FCC may enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

     Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or have been considered by other governmental bodies over the past several years. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of cable communications services.

Copyright

     Our cable communications systems provide our subscribers with local and distant television and radio broadcast signals which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the programming; instead we comply with an alternative federal copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit copyrighted material.

     In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. Congress recently modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators like us. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity.

     Our cable communications systems often utilize music in the programs we provide to subscribers including local advertising, local origination programming and pay-per-view events. The right to use this music is controlled by music performance rights societies who negotiate on behalf of their copyright owners for license fees covering each performance. The cable industry and one of these societies have agreed upon a standard licensing agreement covering the performance of music contained in programs originated by cable operators and in pay-per-view events. Negotiations on a similar licensing agreement are in process with another music performance rights organization. Rate courts established by a federal court exist to determine appropriate copyright coverage and payments in the event the parties fail to reach a negotiated settlement. We are unable to predict the outcome of these proceedings or the amount of any license fees we may be required to pay for the use of music. We do not believe that the amount of such fees will be significant to our financial position, results of operations or liquidity.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation which is typically imposed through the franchising process. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

     o    cable service rates,
     o    franchise fees,
     o    franchise term,
     o    system construction and maintenance obligations,
     o    system channel capacity,
     o    design and technical performance,
     o    customer service standards,
     o    franchise renewal,
     o    sale or transfer of the franchise,
     o    service territory of the franchisee,
     o    indemnification of the franchising authority,
     o    use and occupancy of public streets, and
     o    types of cable services provided.

     A number of states subject cable systems to the jurisdiction of state governmental agencies. State and local franchising jurisdiction is not unlimited, however; it must be exercised consistently with federal law. The Communications Act immunizes franchising authorities from monetary damage awards arising from the regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

     The summary of certain federal and state regulatory requirements in the preceding pages does not describe all present and proposed federal, state and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable systems operate. We are unable to predict the outcome of these proceedings or their impact upon our cable operations at this time.


                                    EMPLOYEES

     As of December 31, 1999 we had approximately 2,300 employees. We believe that our relationships with our employees are good.

                                ---------------

ITEM 2.   PROPERTIES

     A central receiving apparatus, distribution cables, converters, customer service call centers and local business offices are the principal physical assets of a cable communications system. We own or lease the receiving and distribution equipment of each system and own or lease parcels of real property for the receiving sites, customer service call centers and local business offices. In order to keep pace with technological advances, we are maintaining, periodically upgrading and rebuilding the physical components of our cable communications systems.

     We believe that substantially all of our physical assets are in good operating condition.

                                ---------------

ITEM 3.   LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these legal proceedings and claims will not materially affect the Company's financial position, results of operations or liquidity.

     In addition, the Company is a named defendant in the following legal proceedings relating to acquisitions by Jones Intercable or one of its subsidiaries of cable communications systems from several of the Company's managed partnerships or actions taken by Jones Intercable or one of its subsidiaries in its role as general partner of several of the Company's managed partnerships:

     Litigation Challenging the Acquisition of the Tampa System

     Jones Intercable was a defendant in a consolidated civil action filed by limited partners of Cable TV Fund 12-D, Ltd., one of the Company's managed limited partnerships, captioned David Hirsch, Marty, Inc. Pension Plan (by its trustee and beneficiary, Martin Ury) and Jonathan and Eileen Fussner, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., plaintiffs v. Jones Intercable, Inc., defendant, and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., nominal defendants (District Court, Arapahoe County, State of Colorado, Case No. 95-CV-1800, Division 3). The consolidated complaint generally alleged that Jones Intercable breached its fiduciary duty to the plaintiffs and to the other limited partners of the three named partnerships and to the Cable TV Fund 12-BCD Venture (the "Venture") in connection with the Venture's sale of the Tampa, Florida cable communications system (the "Tampa System") to a subsidiary of Jones Intercable and the subsequent trade of the Tampa System and other cable communications systems owned by Jones Intercable in exchange for cable communications systems owned by an unaffiliated cable system operator. The consolidated complaint also set forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs asserted that the subsidiary of Jones Intercable that acquired the Tampa System paid an inadequate price for it. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the terms of the limited partnership agreements of the three named partnerships. The plaintiffs also challenged the adequacy and independence of the appraisals. The consolidated complaint sought compensatory damages, an award of attorneys' fees, punitive damages and certain equitable relief. On October 25, 1999, the district court granted Jones Intercable's motion to dismiss and for summary judgment based upon the August 1998 report of independent counsel, which had concluded that the plaintiffs' claims were not meritorious and were not supported by a preponderance of the evidence. The plaintiffs gave notice of their intention to appeal the district court's decision, but in return for Jones Intercable's settlement offer to pay a portion of the plaintiffs' attorneys' costs in the amount of approximately $229,000, the plaintiffs voluntarily dismissed their appeal and this litigation has been finally resolved and terminated.

     Litigation Challenging the Acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems

     In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1151)("City Partnership I") brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to Cable TV Fund 12-BCD Venture (the "Venture") in connection with the Venture's sale of the Palmdale, California cable communications system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the state of the market for cable systems and the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. The plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation. Jones Intercable has filed motions to dismiss certain of the plaintiff's claims for relief. The Company believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the partnerships on the sale of the Palmdale System, including the fairness opinion in the proxy statements delivered to the limited partners of the partnerships, were proper and that the Venture's sale of the Palmdale System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of the partnerships' limited partnership agreements. The Company intends to defend this lawsuit vigorously.

     In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 14-B, Ltd., plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1051)("City Partnership II") brought by City Partnership Co., a limited partner of Cable TV Fund 14-B, Ltd. ("Fund 14-B"). The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of Fund 14-B in connection with Fund 14-B's sale of the Littlerock, California cable communications system (the "Littlerock System") to a subsidiary of Jones Intercable in January 1999. The complaint alleges that Jones Intercable acquired the Littlerock System at an unfairly low price that did not accurately reflect the market value of the Littlerock System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of Fund 14-B in connection with the vote of the limited partners on Fund 14-B's sale of the Littlerock System contained inadequate and misleading information concerning the state of the market for cable systems and the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of
Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of Fund 14-B's limited partnership agreement requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of Fund 14-B's funds to finance Jones Intercable's defense of this litigation. Jones Intercable has filed motions to dismiss certain of the plaintiff's claims for relief. The Company believes that the procedures followed by Jones Intercable in conducting the vote of the limited partners of Fund 14-B on the sale of the Littlerock System, including the fairness opinion in the proxy statement delivered to the limited partners of Fund 14-B, were proper and that Fund 14-B's sale of the Littlerock System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of Fund 14-B's limited partnership agreement. The Company intends to defend this lawsuit vigorously.

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508)("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

     In August 1999, Jones Intercable was named a defendant in a case captioned William Barzler, plaintiff v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-B-1604)("Barzler") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock cable communications system by Cable TV Fund 14-B, Ltd.

     In September 1999, Jones Intercable was named a defendant in a case captioned Sheryle Trainer, plaintiff v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-B-1751)("Trainer") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock cable communications system by Cable TV Fund 14-B, Ltd.

     In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702)("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

     In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. And Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778)("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

     The Company believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and the Company believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. The Company intends to defend the Gramercy Park, Barzler, Trainer, Schumacher and Margolin lawsuits vigorously.

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all seven of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale,

Littlerock  and  Calvert   County  systems   because  these  seven  cases  (City
Partnership I, City Partnership II, Gramercy Park, Barzler, Trainer, Schumacher and Margolin) involve common questions of law and fact.

     Litigation Relating to Limited Partnership List Requests

     In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of managed partnerships and most of its managed partnerships were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs
v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632). Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of the implied covenant of good faith and fair dealing, a breach of Jones Intercable's fiduciary duty and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Discovery in the case also has begun. The Company believes that it and the defendant subsidiaries and managed partnerships have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages. The Company intends to defend this lawsuit vigorously both on its own behalf and on behalf of the defendant subsidiaries and managed partnerships.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information for this Item is omitted pursuant to SEC General Instruction I to Form 10-K.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Absence of Trading Market
Our common stock is not publicly traded. Therefore, there is no established public trading market for the common stock, and none is expected to develop in the foreseeable future.

Holder
All of our shares of common stock, $.01 par value, are owned by Comcast Corporation.

Dividends
None.

ITEM 6    SELECTED FINANCIAL DATA

     Information for this Item is omitted pursuant to SEC General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this Item is omitted pursuant to SEC General Instruction I to Form 10-K, except as noted below.

     Interest Rate Risk Management

     See Note 5 to our consolidated financial statements included in Item 8.

     We are exposed to market risk including changes in interest rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. The credit risks associated with our derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     Interest Rate Risk

     Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate exchange agreements ("Swaps"), we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principle amount.

                                ---------------

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1999 (dollars in millions):


                                            Expected Maturity Date                                    Fair
                                 --------------------------------------------                       Value at
                                 2000      2001      2002      2003      2004  Thereafter   Total   12/31/99
                                 ----      ----      ----      ----      ----  ----------   -----   --------
Debt
Fixed Rate....................     $2.5      $5.0    $200.0                       $545.7    $753.2    $768.9
     Average Interest Rate....    10.0%     10.0%      9.6%                         8.5%      8.8%

Variable Rate.................              $88.0    $204.0    $240.0    $240.0   $150.0    $922.0    $922.0
     Average Interest Rate....               7.6%      7.5%      7.5%      7.5%     7.6%      7.6%


Interest Rate Instruments
Variable to Fixed Swaps.......    $50.0    $100.0              $150.0                       $300.0      $6.4
     Average Pay Rate.........     6.5%      5.3%                5.5%                         5.6%
     Average Receive Rate.....     6.7%      7.1%                7.0%                         7.0%

     The notional amounts of interest rate instruments, as presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1999, plus the borrowing margin in effect for each facility at December 31, 1999. Average receive rates on the Variable to Fixed Swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1999. While Swaps represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1999 and 1998 was not significant.

     Year 2000 Readiness Disclosure

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could cause disruption of operations. We evaluated and addressed the impact of the Year 2000 Issue on our operations to ensure that our information technology and business systems recognize calendar Year 2000. We utilized both internal and external resources in implementing our Year 2000 program.

     Based on an inventory conducted in 1997, we identified computer systems that required modification or replacement so that they would properly utilize dates beyond December 31, 1999. Many of our critical systems were new and were already Year 2000 compliant as a result of the recent rebuild of many of our cable communications systems. In addition, we have communicated with our significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which we use or rely upon.

     As of December 31, 1999, we have completed our Year 2000 remediation program. We believe that all key systems are Year 2000 compliant and as of March 13, 2000 we have incurred no significant disruption in operations. Further, contingency plans have been created for our key systems and operations. Additionally, in the majority of our operations, business continuity preparations have been implemented to create post-Year 2000 response teams to further mitigate Year 2000 risk. There can be no guarantee that the systems of other companies on which we rely are Year 2000 compliant, or that a failure to be Year 2000 compliant by another company would not have a material adverse effect on us.

     Through December 31, 1999, we have incurred approximately $3.0 million in connection with our Year 2000 remediation program.

     Our management will continue to periodically report the results of our Year 2000 remediation program to the Audit Committee of Comcast's Board of Directors.


Results of Operations

     Our summarized consolidated financial information for the years ended December 31, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                  Year Ended              Increase /
                                                                 December 31,             (Decrease)
                                                               1999        1998          $          %
                                                             ----------  ---------   ----------  ---------
Revenues..................................................      $541.0     $472.3        $68.7       14.5%
Operating, selling, general and administrative expenses...       344.1      244.2         99.9       40.9
                                                             ---------   --------    ---------
Operating income before depreciation and
    amortization (1)......................................       196.9      228.1        (31.2)     (13.7)
Restructuring charges.....................................        55.4                    55.4         NM
Depreciation and amortization.............................       265.0      206.2         58.8       28.5
                                                             ---------   --------    ---------
Operating (loss) income...................................      (123.5)      21.9       (145.4)        NM
                                                             ---------   --------    ---------
Interest expense..........................................       119.0       94.3         24.7       26.2
Investment income.........................................        (2.1)      (3.3)        (1.2)     (36.4)
Equity in net losses (income) of affiliates...............         3.9       (1.4)         5.3         NM
Other expense.............................................         4.0       12.7         (8.7)     (68.5)
                                                             ---------   --------    ---------
                                                               ($248.3)    ($80.4)      $167.9         NM
                                                             =========   ========    =========

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

     Revenues

     Of the $68.7 million increase in revenues from 1998 to 1999, $120.2 million is attributable to increases in subscriber service fees, offset by an $11.3 million decrease in management fees, a $37.8 million decrease in distributions and brokerage fees and a $2.4 million decrease in non-cable revenue.

     Of the $120.2 million increase in subscriber service fees, $81.3 million is attributable to the effects of the acquisitions of cable communications systems, $9.8 million is attributable to subscriber growth, $14.7 million relates to changes in rates, $2.8 million is attributable to growth in cable advertising sales and $11.6 million relates to other product offerings, including the increase in digital cable and cable modem services.

     Operating, Selling, General & Administrative Expenses

     Of the $99.9 million increase in operating, selling, general and administrative expenses from 1998 to 1999, $51.9 million is attributable to the effects of the acquisitions of cable communications systems, $22.4 million is attributable to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings and $11.7 million results from increases in the cost of labor, the effects of an adjustment to the cost component factor used to capitalize indirect costs relating to network construction activity, other volume related expenses and costs associated with new product offerings. In addition, $13.9 million of the increase in operating, selling, general and administrative expenses for the year ended December 31, 1999 is attributable to one-time adjustments related to recent court rulings on late fees (see Note 10 to our consolidated financial statements included in Item 8), sales and use tax audits and other adjustments recorded in the second quarter of 1999.

     Management Agreement

     See Note 7 to our consolidated financial statements included in Item 8.

     Restructuring Charges

     See Note 1 to our consolidated financial statements included in Item 8.

     Depreciation and Amortization Expense

     The $58.8 million increase from 1998 to 1999 is primarily a result of the effects of our acquisitions of cable communications systems and of our capital expenditures.

     Interest Expense

     The $24.7 million increase from 1998 to 1999 is due to higher outstanding balances on our long-term debt and to increases in the effective weighted average interest rate on our long-term debt. Borrowings were used to fund the acquisitions of cable communications systems, fund restructuring costs and to fund capital expenditures.

     Equity in Net Losses (Income) of Affiliates

     The $5.3 million change from 1998 to 1999 is primarily due to income recognized in 1998 relating to the sale of certain cable communications systems by our managed partnerships.

     Other Expense

        The $8.7 million decrease from 1998 to 1999 is primarily due to the $3.6 million loss on the disposition of one of our non-cable business units in 1998 and to legal and investment advisory fees incurred in 1998 relating to the Company's change in control.

     We believe that our losses will not significantly affect the performance of our normal business activities because of our existing cash and cash equivalents, our ability to generate operating income before depreciation and amortization and our ability to obtain external financing.

     We believe that our operations are not materially affected by inflation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS AND STOCKHOLDERS
JONES INTERCABLE, INC.


     We have audited the accompanying consolidated balance sheets of Jones Intercable, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Intercable, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



Denver, Colorado
February 18, 2000

JONES INTERCABLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

                                                                                                December 31,
                                                                                            1999            1998
                                                                                        -------------   -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.......................................................          $23,027          $2,586
   Accounts receivable, less allowance for doubtful
     accounts of $5,265 and $4,039.................................................           40,137          32,452
   Inventories, net................................................................           15,524          20,239
   Other current assets............................................................            6,502          28,734
                                                                                        ------------    ------------
         Total current assets......................................................           85,190          84,011
                                                                                        ------------    ------------

INVESTMENTS........................................................................           54,525          19,724
                                                                                        ------------    ------------

PROPERTY AND EQUIPMENT.............................................................          946,623         818,871
   Accumulated depreciation........................................................         (303,875)       (244,631)
                                                                                        ------------    ------------
   Property and equipment, net.....................................................          642,748         574,240
                                                                                        ------------    ------------

DEFERRED CHARGES
   Franchise acquisition costs.....................................................          979,757         932,358
   Excess of cost over net assets acquired and other...............................          671,092         567,725
                                                                                        ------------    ------------
                                                                                           1,650,849       1,500,083
   Accumulated amortization........................................................         (597,060)       (446,965)
                                                                                        ------------    ------------
   Deferred charges, net...........................................................        1,053,789       1,053,118
                                                                                        ------------    ------------

                                                                                          $1,836,252      $1,731,093
                                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses...........................................         $120,326         $89,516
   Accrued interest................................................................           25,892          23,265
   Current portion of long-term debt...............................................            2,460           2,237
   Due to affiliates...............................................................           67,375
                                                                                        ------------    ------------

         Total current liabilities.................................................          216,053         115,018
                                                                                        ------------    ------------

LONG-TERM DEBT, less current portion...............................................        1,672,716       1,460,470
                                                                                        ------------    ------------

OTHER LIABILITIES..................................................................           29,837
                                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY
   Class A common stock, $.01 par value - authorized, 60,000,000 shares;
     issued, 36,937,420 and 36,143,054.............................................              369             361
   Common stock, $.01 par value - authorized, 5,550,000 shares; issued, 5,113,021..               51              51
   Additional capital..............................................................          504,472         495,116
   Accumulated deficit.............................................................         (588,227)       (339,923)
   Accumulated other comprehensive income..........................................              981
                                                                                        ------------    ------------
         Total stockholders' (deficiency) equity...................................          (82,354)        155,605
                                                                                        ------------    ------------

                                                                                          $1,836,252      $1,731,093
                                                                                        ============    ============

See notes to consolidated financial statements.

JONES INTERCABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)

                                                                                 Year Ended December 31,
                                                                           1999           1998            1997
                                                                        -----------     ----------     -----------
REVENUES
   Cable Communications Revenues
     Subscriber service fees......................................        $533,180       $412,977        $345,154
     Management fees..............................................             957         12,284          17,253
     Distributions and brokerage fees.............................           3,966         41,780           2,768
   Non-cable revenue..............................................           2,890          5,294           8,741
                                                                          --------       --------        --------
                                                                           540,993        472,335         373,916
                                                                          --------       --------        --------
COSTS AND EXPENSES
   Cable Communications Expenses
     Operating....................................................         211,800        128,503         111,104
     Selling, general and administrative..........................         129,422        109,685          94,833
   Non-cable operating, selling, general and administrative.......           2,883          6,009           9,297
   Restructuring charges..........................................          55,400
   Depreciation and amortization..................................         264,996        206,202         175,839
                                                                          --------       --------        --------
                                                                           664,501        450,399         391,073
                                                                          --------       --------        --------

OPERATING (LOSS) INCOME...........................................        (123,508)        21,936         (17,157)

OTHER (INCOME) EXPENSE
   Interest expense...............................................         119,012         94,291          86,764
   Investment income..............................................          (2,064)        (3,258)        (50,847)
   Equity in net losses (income) of affiliates....................           3,883         (1,372)          3,804
   Other expense (income).........................................           3,965         12,693         (15,114)
                                                                          --------       --------        --------
                                                                           124,796        102,354          24,607
                                                                          --------       --------        --------

LOSS BEFORE INCOME TAX BENEFIT AND
   EXTRAORDINARY ITEM.............................................        (248,304)       (80,418)        (41,764)

INCOME TAX BENEFIT................................................                                          3,275
                                                                          --------       --------        --------

LOSS BEFORE EXTRAORDINARY ITEM....................................        (248,304)       (80,418)        (38,489)

EXTRAORDINARY ITEM................................................                                        (13,459)
                                                                          --------       --------        --------

NET LOSS..........................................................       ($248,304)      ($80,418)       ($51,948)
                                                                          ========       ========        ========

BASIC AND DILUTED LOSS FOR COMMON
   STOCKHOLDERS PER COMMON SHARE
   Loss before extraordinary item.................................          ($5.93)        ($1.96)         ($1.11)
   Extraordinary item.............................................                                           (.39)
                                                                          --------       --------        --------
   Net loss.......................................................          ($5.93)        ($1.96)         ($1.50)
                                                                          ========       ========        ========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING......................................          41,854         40,933          34,610
                                                                          ========       ========        ========

See notes to consolidated financial statements.

JONES INTERCABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

                                                                                Year Ended December 31,
                                                                           1999           1998          1997
                                                                        -----------    -----------    ----------
OPERATING ACTIVITIES
   Net loss.......................................................       ($248,304)      ($80,418)     ($51,948)
   Adjustments to reconcile net loss
    to net cash provided by operating activities:
     Depreciation and amortization................................         264,996        206,202       175,839
     Equity in net losses (income) of affiliates..................           3,883         (1,372)        3,804
     Noncash interest expense.....................................             362            286            67
     Amortization of deferred revenue.............................          (6,319)
     (Gain) loss on sale of assets................................            (994)         3,616       (70,232)
     Extraordinary item...........................................                                       13,459
     Deferred income tax benefit..................................                                       (3,275)
                                                                        ----------     ----------     ---------
                                                                            13,624        128,314        67,714
     Changes in working capital and other liabilities.............          46,878        (19,708)       11,347
                                                                        ----------     ----------     ---------
            Net cash provided by operating activities.............          60,502        108,606        79,061
                                                                        ----------     ----------     ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.......................................         213,427        991,689       816,587
   Retirement and repayment of debt...............................          (1,462)      (554,000)     (613,300)
   Proceeds from issuance of Class A Common Stock.................                                       91,602
   Proceeds from Class A Common Stock options.....................           9,364          7,505           829
   Net transactions with affiliates...............................          68,399          2,215        (3,787)
                                                                        ----------     ----------     ---------
            Net cash provided by financing activities.............         289,728        447,409       291,931
                                                                        ----------     ----------     ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.............................         (50,213)      (387,646)     (379,393)
   Proceeds from sales of assets..................................           6,187            350       142,991
   Capital expenditures...........................................        (175,185)      (116,234)      (95,585)
   Additions to deferred charges..................................        (110,776)       (57,865)      (38,013)
   Other, net.....................................................             198          4,371           932
                                                                        ----------     ----------     ---------
            Net cash used in investing activities.................        (329,789)      (557,024)     (369,068)
                                                                        ----------     ----------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................          20,441         (1,009)        1,924

CASH AND CASH EQUIVALENTS, beginning of year......................           2,586          3,595         1,671
                                                                        ----------     ----------     ---------

CASH AND CASH EQUIVALENTS, end of year............................         $23,027         $2,586        $3,595
                                                                        ==========     ==========     =========

See notes to consolidated financial statements.

JONES INTERCABLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Amounts in thousands)

                                                                                                           Accumulated
                                 Class A Common Stock       Common Stock      Additional                       Other
                                 --------------------    -----------------     Paid-In      Accumulated   Comprehensive
                                  Shares      Amount     Shares     Amount     Capital        Deficit         Income        Total
                                  ------      ------     ------     ------     -------        -------         ------        -----
BALANCE,
   JANUARY 1, 1997.............    26,264        $263      5,113        $51    $395,278      ($207,557)        $47,272    $235,307
Proceeds from stock
   options exercised...........        90           1                               567                                        568
Proceeds from Class A
   Common Stock offering.......     9,200          92                            91,510                                     91,602
Class A Common Stock
   option grants...............                                                     261                                        261
Gains realized on
   marketable securities.......                                                                                (47,272)
Net loss.......................                                                                (51,948)
Total comprehensive loss.......                                                                                            (99,220)
                                 --------    --------  ---------  ---------  ----------   ------------     -----------   ---------

BALANCE,
   DECEMBER 31, 1997...........    35,554         356      5,113         51     487,616       (259,505)                    228,518

Proceeds from stock
   options exercised...........       589           5                             7,283                                      7,288
Class A Common Stock
   option grants...............                                                     217                                        217
Net loss.......................                                                                (80,418)
Total comprehensive loss.......                                                                                            (80,418)
                                 --------    --------  ---------  ---------  ----------   ------------     -----------   ---------

BALANCE,
   DECEMBER 31, 1998...........    36,143         361      5,113         51     495,116       (339,923)                    155,605

Proceeds from stock
   options exercised...........       794           8                             9,356                                      9,364
Unrealized gains on
   marketable securities,
   net of deferred taxes.......                                                                                    981
Net loss.......................                                                               (248,304)
Total comprehensive loss.......                                                                                           (247,323)
                                 --------    --------  ---------  ---------  ----------   ------------     -----------   ---------

BALANCE,
   DECEMBER 31, 1999...........    36,937        $369      5,113        $51    $504,472      ($588,227)           $981    ($82,354)
                                 ========    ========  =========  =========  ==========   ============     ===========   =========

See notes to consolidated financial statements.

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.   BUSINESS

     Jones Intercable, Inc. and its subsidiaries (the "Company") is principally engaged in the development, management and operation of broadband cable networks. The Company served approximately 1.1 million subscribers and passed approximately 1.7 million homes as of December 31, 1999.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the Company for aggregate consideration of $706.3 million. In June 1999, Comcast acquired an additional 1.0 million shares of the Company's Class A Common Stock for $50.0 million in a private transaction. As of December 31, 1999, Comcast owned approximately 13.8 million shares of the Company's Class A Common Stock and approximately 2.9 million shares of the Company's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in the Company. Comcast has contributed its shares in the Company to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the board of directors of the Company. The Company is now a consolidated public company subsidiary of Comcast Cable.

     In connection with Comcast's acquisition of a controlling interest in the Company on April 7, 1999, all of the persons who were executive officers of the Company as of that date terminated their employment with the Company. The Company's board of directors elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at the Company's former corporate offices in Englewood, Colorado had terminated their employment with the Company. The Company's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

     To facilitate an orderly change in control to Comcast, the Company established retention and severance programs for its corporate and field office employees who were to be terminated due to the change in control. The programs provide for cash severance payments to employees that have been or will be terminated due to the change in control. During the year ended December 31, 1999, the Company incurred expense relating to the severance of approximately 350 corporate and field office employees totaling $39.1 million, of which $37.5 million had been paid and $1.6 million was accrued at December 31, 1999. Such costs were included in
     restructuring   charges  in  the   Company's   consolidated   statement  of
     operations.

     In addition to the severance expense described above, during the year ended December 31, 1999, the Company incurred an additional $16.3 million of restructuring costs related to the change in control including an employment contract termination, costs associated with the termination of an information technology services agreement with a former affiliated entity and lease termination costs. Of this total, $9.5 million had been paid and $6.8 million was accrued at December 31, 1999. Such costs were included in restructuring charges in the Company's consolidated statement of operations.

     In December 1999, the Company entered into a definitive merger agreement with Comcast whereby all of the Company's stockholders will receive 1.4 shares of Comcast's Class A Special Common Stock for each share of the Company's Class A Common Stock and Common Stock. The transaction will result in the Company being a 100% owned subsidiary of Comcast. A special meeting of the stockholders of the Company is scheduled for March 2, 2000 to vote on the merger agreement. The Company expects that the merger, which is subject to shareholder approval, will close in the first quarter of 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

     Management's Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1999 and 1998, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

     Cash Equivalents
     Cash equivalents consist principally of US Government obligations, commercial paper, repurchase agreements and certificates of deposit with maturities of three months or less when purchased. The carrying amounts of the Company's cash equivalents approximate their fair values.

     Investments
     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. Unrestricted publicly traded investments are classified as available for sale and recorded at their fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of other comprehensive income. Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known diminution in value.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

            Buildings and improvements....................  10-30 years
            Operating facilities..........................   5-15 years
            Other equipment...............................    3-5 years

     Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     Capitalized Costs
     The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include all direct labor and materials as well as certain indirect costs.

     Deferred Charges
     Franchise and license acquisition costs are amortized on a straight-line basis over their legal or estimated useful lives of 1 to 14 years. The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over an estimated useful life of 40 years.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such methodologies include evaluations based on

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

     the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. The Company incurred a charge of $14.2 million in the fourth quarter of 1997 related to the write-off of a subscriber billing and management system that was to have been implemented in Company-owned cable systems. Such write-off was included in depreciation and amortization expense.

     Revenue Recognition
     Subscriber service fees are recognized as service is provided. Credit risk is managed by disconnecting services to cable customers who are delinquent.

     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 6).

     Investment Income
     Investment income includes interest income and gains, net of losses, on the sales of marketable securities and long-term investments. Gross realized gains are recognized using the specific identification method (see Note 4). Investment income also includes impairment losses resulting from adjustments to the net realizable value of certain of the Company's long-term investments.

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

     Derivative Financial Instruments
     The Company uses derivative financial instruments, including interest rate exchange agreements ("Swaps"), to manage its exposure to fluctuations in interest rates. Swaps are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments are recognized when the underlying hedged item is extinguished or otherwise terminated.

     Those instruments that have been entered into by the Company to hedge exposure to interest rate risks are periodically examined by the Company to ensure that the instruments are matched with underlying liabilities, reduce the Company's risks relating to interest rates and, through market value and sensitivity analysis, maintain a high correlation to the interest expense of the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in the Company's consolidated statement of operations.

     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Note 5). The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

     standards for derivatives and hedging activities. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Loss for Common Stockholders Per Common Share
     Loss for common stockholders per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

     For the years ended December 31, 1999, 1998 and 1997, the Company's potential common shares of 16,000 shares, 400,000 shares and 71,000 shares, respectively, have an antidilutive effect on loss for common stockholders per common share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     Distributions from Managed Partnerships
     Distributions earned by the Company as general partner of its managed partnerships from cable communications properties sold by such partnerships to unaffiliated parties are recorded as revenue when received. Distributions earned by the Company as general partner of its managed partnerships from cable communications properties sold by such partnerships to the Company are treated as a reduction of the basis in the assets acquired. Distributions earned by the Company as general partner of its managed partnerships from cable communications properties sold by such partnerships to entities in which the Company has a continuing equity interest are treated as a reduction in the basis of the investment in the cable communications system.

     Treasury Stock
     Shares held in treasury have been retired and classified as authorized but unissued shares in accordance with the Colorado Business Corporation Act.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1999.

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

3.   ACQUISITIONS, EXCHANGES AND SALES

     Acquisitions of Cable Communications Systems
     During the years ended December 31, 1999, 1998 and 1997, the Company acquired cable communications systems as summarized below. All of the acquisitions were acquired from affiliates of the Company (see Note 4) with the exception of the Hinesville, Georgia and North Prince Georges County, Maryland acquisitions. The acquisitions were accounted for under the purchase method of accounting. As such, the operating results of the acquired systems have been included in the Company's consolidated statement of operations from the dates of acquisition. In general, the acquisitions were funded with borrowings under the Company's existing credit facilities.

                                                                   Month               Purchase
                                                                  Acquired              Price
                                                               ---------------      ---------------
                                                                                     (in millions)
          1999
          Calvert County, Maryland.......................           July                  $39.5
          Littlerock, California.........................         January                  10.7

          1998
          Palmdale, California...........................         December               $138.2
          Hinesville, Georgia............................         December                 48.0
          Socorro and Grants, New Mexico.................         December                 10.1
          Albuquerque, New Mexico........................           June                  223.0

          1997
          Independence, Missouri.........................          August                $171.2
          Manitowoc, Wisconsin...........................           June                   16.1
          North Prince Georges County, Maryland..........         January                 231.4

     Exchanges of Cable Communications Systems
     In May 1999, the Company entered into an agreement to exchange certain cable communications systems with Adelphia Communications ("Adelphia").
     Under the terms of the agreement, the Company will receive cable communications systems serving approximately 103,000 subscribers in Michigan from Adelphia. In exchange, Adelphia will receive cable communications systems in California currently owned by the Company serving approximately 108,000 subscribers. All of the systems involved in the systems exchanges will be valued based upon independent appraisals with any difference in relative value to be funded with cash or additional cable communications systems. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the third quarter of 2000.

     In April 1997, the Company, through a wholly owned subsidiary, acquired the cable communications system serving areas in and around Annapolis, Maryland and received cash of $2.5 million, from an unaffiliated party, in exchange for the cable communications systems serving areas in and around Evergreen, Idaho Springs and portions of Jefferson County, Colorado. This transaction was accounted for as a non-monetary exchange of similar productive assets. The Annapolis system was recorded at the historical cost of the assets exchanged, net of cash received.

     Sales of Cable Communications Systems
     In October 1997, the Company sold the cable communications system serving areas in and around Walnut Valley, California for $32.5 million to an unaffiliated party and recognized a pre-tax gain of $20.8 million. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities. Such gain is included in other income in the Company's consolidated statement of operations.

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

4.   INVESTMENTS

     Knowledge TV, Inc.
     In November 1999, the Company sold its 32% interest in Knowledge TV, Inc. ("Knowledge TV") to its former affiliate Jones International, Ltd. ("International") (see Note 7) for $6.2 million and recognized a pre-tax gain of $1.0 million. Such gain is included in investment income in the Company's consolidated statement of operations.

     At Home Warrants
     In June 1998, the Company entered into a six year Distribution Agreement with At Home Corporation ("@Home"), which provides for the distribution of high speed Internet services in the Company's cable communications systems. Deployment began in December 1998. In conjunction with the Distribution Agreement, the Company and @Home entered into a Warrant Purchase Agreement providing for the Company's purchase of up to a maximum of 4,092,200 shares of @Home Series A Common Stock at $5.25 per share (as adjusted for @Home's 2-for-1 stock split in June 1999). The warrants become exercisable after March 31 each year, beginning in 1999, as the Company launches @Home services in its cable communications systems. As of March 31, 1999, warrants to purchase 584,172 shares of @Home Series A Common Stock were exercisable. No additional warrants became exercisable in 1999. Accordingly, the Company recorded an investment in @Home warrants of $44.2 million and deferred revenue of an equal amount. During 1999, the Company recognized $6.3 million as a reduction of operating expenses. Due to restrictions on the stock underlying the warrants, the Company's investment is not adjusted to fair value. As of December 31, 1999, the fair value of the investment was $23.3 million.

     Cable & Wireless Communications plc
     In April 1997, the Company tendered all of its shares of Bell Cablemedia plc to Cable & Wireless Communications plc ("CWC") in exchange for approximately 25.0 million shares of CWC. During April and May 1997, the Company sold all of its shares of CWC for $109.3 million and recognized a pre-tax gain of $44.6 million. Such gain is included in investment income in the Company's consolidated statement of operations. Proceeds from the sale were used to reduce outstanding indebtedness under the Company's credit facilities.

     Managed Partnerships
     The Company is general partner for 13 Colorado limited partnerships formed to acquire, construct, develop and operate cable communications systems. Partnership capital was raised principally through a series of public offerings of limited partnership interests. The Company generally made a capital contribution of $1,000 to each partnership and is allocated 1% of all partnership profits and losses. The Company also purchased limited partner interests in certain of the partnerships and generally participates with respect to such interests on the same basis as other limited partners.

     The sales of all remaining partnership-owned cable communications systems were completed in July 1999 and the Company is in the final stages of liquidating its managed partnerships. The Company is a defendant in litigation filed by limited partners of certain of its managed partnerships challenging the terms of certain sales of partnership-owned cable communications systems to the Company and/or its subsidiaries (see Note
     10). The managed partnerships that are involved in this litigation will not be dissolved until such litigation is finally resolved and terminated.

     As general partner, the Company manages the managed partnerships and received a fee for its services generally equal to 5% of the gross revenues of the managed partnerships, excluding proceeds from the sale of cable communications systems or franchises. Upon the completion of the sale of the remaining cable communications systems owned by managed partnerships, in July 1999, management fees ceased to be a source of revenue.

     For the managed partnerships formed by the Company, any partnership distributions made from cash flow, as defined, are generally allocated 99% to the limited partners and 1% to the general partner. The general partner is also entitled to partnership distributions other than from cash flow, such as from the sale or refinancing of cable communications systems or upon dissolution of the partnership, generally equal to 25% of the net remaining assets of the partnership after payment of the partnership's debts and after investors have received an amount

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

     equal to their original capital contributions plus, in many cases, a preferential return on their investments. Upon the completion of the sale of the remaining cable communications systems owned by managed partnerships in July 1999, such distributions ceased to be a source of revenue.

     The Company received distributions from managed partnerships totaling $64.7 million and $4.6 million for the years ended December 31, 1998 and 1997, respectively. Distributions totaling $32.1 million received during 1998 were recorded as reductions in the Company's cost basis of cable systems acquired from managed partnerships. The $4.6 million distribution received during 1997 was recorded as a reduction in the Company's cost basis in the assets of the Manitowoc, Wisconsin system.

     The Company's managed limited partnerships reimburse the Company for certain allocated overhead and administrative expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel. The Company provides engineering, marketing, administrative, accounting, information management, legal, investor relations and other services to the partnerships. Amounts charged to managed partnerships and other affiliated companies have directly offset the Company's general and administrative expenses by $1.6 million, $15.2 million and $21.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company has made advances to certain of the managed partnerships primarily to accommodate expansion and other financing needs of the partnerships. Such advances bear interest at rates equal to the Company's weighted average cost of borrowing which, for the year ended December 31, 1999 was 7.18%. Interest charged to the limited partnerships for the years ended December 31, 1999, 1998 and 1997 was $615,000, $212,000 and $363,000,
     respectively.

     Certain condensed financial information regarding managed partnerships, on a combined basis, is as follows:

                                                                             December 31,
                                                                         1999             1998
                                                                     -------------     -----------
                                                                        (Dollars in thousands)
     Total assets..................................................       $42,687        $250,211
     Debt..........................................................                       172,126
     Amounts due general partner...................................        12,616           5,568
     Partners' capital  (net of accumulated deficit)...............        21,082          72,426

                                                                          For the year ended December 31,
                                                                         1999             1998          1997
                                                                     -------------     -----------    ----------
     Revenues......................................................       $21,412        $244,357      $343,655
     Depreciation and amortization.................................         7,037          70,532       106,130
     Operating (loss) income.......................................        (2,873)          4,447         7,261
     Net income....................................................       245,063         666,897       190,227

     The amount reported as combined net income for all managed partnerships for the years ended December 31, 1999, 1998 and 1997 included gains on sales and liquidations recognized by certain partnerships which totaled $253.6 million, $689.5 million and $228.9 million, respectively.

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

5.   LONG-TERM DEBT

                                                                                        December 31,
                                                                                  1999                1998
                                                                               ------------        ------------
                                                                                   (Dollars in thousands)
          JCH Revolving Credit Facility.....................................      $388,000            $340,000
          JCH II Credit Facility ...........................................       534,000             370,000
          Senior Notes due April 15, 2008, interest payable
            semi-annually at 7 5/8%.........................................       196,787             196,533
          Senior Notes due April 1, 2007, interest payable
            semi-annually at 8 7/8%.........................................       248,873             248,766
          Senior Notes due March 15, 2002, interest payable
            semi-annually at 9 5/8%.........................................       200,000             200,000
          Senior Subordinated Debentures due March 1, 2008, interest payable semi-annually at 10.5%, redeemable at the Company's option on or after March 1, 2000 at 105.25% of par, declining to par by
            March 1, 2005...................................................       100,000             100,000
          Other debt due in installments through 2002.......................         7,516               7,408
                                                                               -----------         -----------
                                                                                 1,675,176           1,462,707
          Less current portion..............................................         2,460               2,237
                                                                               -----------         -----------
                                                                                $1,672,716          $1,460,470
                                                                               ===========         ===========

     Maturities of long-term debt outstanding as of December 31, 1999 for the four years after 2000 are as follows (dollars in thousands):

             2001..........................................   $93,056
             2002..........................................   404,000
             2003..........................................   240,000
             2004..........................................   240,000

     Credit Facilities
     The Company, through Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary, has a $600.0 million reducing revolving credit facility with a group of commercial banks (the "JCH Credit Facility"). As of December 31, 1999, the total amount available was $551.1 million. Interest on outstanding obligations range from Base Rate (which generally approximates the prime rate) or London Interbank Offered Rate ("LIBOR") plus 1/2% to LIBOR plus 1% based on certain financial covenants. In addition, a commitment fee of 3/16% to 3/8% on the unused commitment is also required. The effective interest rate on amounts outstanding at December 31, 1999 was 6.83%.

     The Company, through Jones Cable Holdings II, Inc. ("JCH II"), a wholly owned subsidiary, has an additional $600.0 million credit facility with a group of commercial banks. The credit facility consists of a $300.0 million reducing revolving credit facility and a $300.0 million term loan (together, the "JCH II Credit Facility"). The reducing revolving credit facility allows for borrowing through the final maturity date of December 31, 2005. The maximum amount available reduces quarterly beginning March 31, 2000 through the final maturity date of December 31, 2005. The term loan is payable in semi-annual installments commencing June 30, 2001 with a final maturity date of December 31, 2005. The total amount available as of December 31, 1999 was $599.5 million. Interest on amounts outstanding varies from the Base Rate (which generally approximates the prime rate) to Base Rate plus 1/4% or LIBOR plus 1/2% to 1 1/4%, depending on certain financial covenants. A commitment fee of 1/8% to 3/8% per year on the unused commitment is also required. The effective interest rate on amounts outstanding at December 31, 1999 was 6.57%.

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

     Senior Notes
     In April 1998, the Company sold $200.0 million principal amount of its 7 5/8% Senior Notes. Interest is payable on April 15 and October 15 of each year. The notes mature on April 15, 2008 and are not redeemable prior to maturity.

     In March 1997, the Company sold $250.0 million principal amount of its 8 7/8% Senior Notes. Interest is payable on April 1 and October 1 of each year. The notes mature on April 1, 2007 and are redeemable on or after April 1, 2004 at the option of the Company.

     Extraordinary Item
     In July 1997, the Company redeemed its $160.0 million 11.5% Subordinated Debentures due 2004 at 106.75% of par value, plus accrued interest. The Company recognized an extraordinary loss, net of tax, of $13.5 million related to this redemption.

     Debt Covenants
     The Company's subsidiaries' loan agreements contain restrictive covenants which limit the subsidiaries' ability to enter into arrangements for the acquisition of property and equipment, investments, mergers and the incurrence of additional debt. These agreements require that certain ratios and cash flow levels be maintained and contain certain restrictions on dividend payments and advances of funds to the Company. The Company and its subsidiaries were in compliance with such restrictive covenants for all periods presented. In addition, the stock of certain subsidiary companies is pledged as collateral for the notes payable to banks.

     Interest Rate Risk Management
     The Company has entered into various Swaps in order to manage interest costs on its outstanding debt. The Company has entered into such Swaps in order to fix the interest rate for the duration of the contract as a hedge against volatility in interest rates. Any amounts paid or received due to the Swaps are recorded as an adjustment to interest expense. As of December 31, 1999, the Company had entered into Swaps with notional principal totaling $300.0 million that fixed the interest rate in a range of 5.3% to 6.5% and mature between July 2000 and January 2003. The estimated fair value approximates the proceeds (costs) to settle the Swaps. While Swaps represent an integral part of the Company's interest rate and risk management program, their incremental effect on interest expense for the years ended December 31, 1999, 1998 and 1997 was not significant.

     Estimated Fair Value
     The Company's long-term debt had estimated fair values of $1.691 billion and $1.518 billion as of December 31, 1999 and 1998, respectively. The estimated fair value of the Company's publicly traded debt is based on the quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

6.   STOCKHOLDERS' EQUITY (DEFICIENCY)

     In general, with respect to the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes 25% of the total membership of the board of directors. Holders of Common Stock, voting as a separate class, are entitled to elect the remaining directors. In all other matters not requiring a class vote, the holders of Common Stock and the holders of Class A Common Stock vote as a single class provided that holders of Class A Common Stock have one-tenth of a vote for each share held and the holders of Common Stock have one vote for each share held.

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

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

     The Company has a stock option plan, the 1992 Stock Option Plan (the "1992 Plan"). In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1997: risk-free interest rate of 5.68%; expected dividend yield of 0%; expected option lives of 7 years; and expected volatility of 45%. There were no stock options granted during the years ended December 31, 1999 and 1998. As discussed below, the vesting of all options was accelerated to September 1998. Accordingly, the remaining expense related to the options issued in 1997 and prior was included in the pro forma net loss for 1998. Had compensation expense for this plan been determined consistent with SFAS 123, the Company's net loss and net loss per share would have changed to the following pro forma amounts:

                                                           For the Year Ended December 31,
                                                         1999           1998            1997
                                                      -----------     ----------      ----------
                                                               (Dollars in thousands)
     Net loss:                      As Reported        ($248,304)      ($80,418)       ($51,948)
                                      Pro Forma        ($248,304)      ($83,908)       ($53,820)

     Basic and diluted loss
       for common
       stockholders per
       common share                 As Reported           ($5.93)        ($1.96)         ($1.50)
                                      Pro Forma           ($5.93)        ($2.05)         ($1.57)

     The pro forma effect on net loss and net loss for common stockholders per common share for the years ended December 31, 1999, 1998 and 1997 by applying SFAS 123 may not be indicative of the pro forma effect on net loss in future years since SFAS 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995.

     The 1992 Plan was approved by the Company's shareholders in August 1992. Under the terms of the 1992 Plan, as amended in 1997, a maximum of 2,583,455 shares of Class A Common Stock and 200,000 shares of Common Stock are available for grant. All employees of the Company, its parent or any participating subsidiary, including directors of the Company who are also employees, are eligible to participate in the 1992 Plan. Options generally become exercisable in equal installments over a four-year period commencing on the first anniversary of the date of grant. In August 1998, the board of directors, in conjunction with the anticipated change in control of the Company to Comcast and consistent with the terms of the 1992 Plan, voted to accelerate the vesting of all options granted under the 1992 Plan to September 1998. The options expire, to the extent not exercised, on the tenth anniversary of the date of grant, or upon the recipient's earlier termination of employment with the Company. Options may be incentive stock options or non-qualified stock options. The exercise price may not be less than 100% of the fair market value for incentive stock options, but may be less than fair market value for non-qualified options. Stock appreciation rights may be granted in tandem with the grant of stock options. The board of directors may, in its discretion, establish provisions for the exercise of options different from those described above. In 1998 and 1997, the Company recognized $217,000 and $261,000, respectively, of non-cash compensation expense related to stock options granted in November 1993 under the 1992 Plan.

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

     Information concerning Class A Common Stock options is as follows:

                                                                 Year Ended December 31,
                                     ----------------------------------------------------------------------------------
                                               1999                        1998                         1997
                                     -------------------------   --------------------------  --------------------------
                                                    Weighted                      Weighted                    Weighted
                                                    Average                       Average                     Average
                                                    Exercise                      Exercise                    Exercise
                                        Options     Price            Options      Price         Options       Price
                                     -------------  ----------   ------------    --------    ------------    ---------
     Outstanding at
         beginning of year........        801,541    $11.99         1,449,848     $12.08        1,329,162     $12.19
     Granted......................                                                                365,433       9.27
     Exercised....................       (780,316)    12.00          (602,881)     12.30          (89,700)      6.34
     Canceled.....................                                    (45,426)     10.79         (155,047)     11.88
                                     ------------                ------------                ------------

     Outstanding at end of year...         21,225    $11.39           801,541     $11.99        1,449,848     $12.08
                                     ============                ============                ============

     Exercisable at end of year...         21,225                     801,541                     820,290

     Range of exercise prices.....   $9.25-$13.81                $9.00-$13.81                $9.25-$13.81

     Weighted-average fair
         value of options granted
         during the year..........                                                                  $5.26

7.   RELATED PARTY TRANSACTIONS

     Management Agreement
     Effective April 7, 1999, the Company and Comcast entered into a management agreement pursuant to which Comcast manages the operations of the Company and its subsidiaries, subject to such direction and control of the Company as the Company may reasonably determine from time to time. The terms of the management agreement were approved by the independent members of the Company's Board of Directors. The management agreement generally provides that Comcast will supervise the management and operations of the Company's cable systems and arrange for and supervise certain administrative functions. As compensation for such services the management agreement provides for Comcast to charge management fees of 4.5% of gross cable communications revenues (as defined). During the year ended December 31, 1999, Comcast charged the Company management fees of $18.1 million.

     On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are in an amount equal to the sum of (i) the actual cost incurred by Comcast plus (ii) one-half of the difference between the cost the Company would pay in an arms-length transaction if the Company were a stand-alone multiple cable communications systems operator with a subscriber base equal to that of the Company's cable systems, and the actual cost incurred by Comcast. The Programming Charges are included in operating expenses in the Company's consolidated statement of operations. The Company purchases certain other services, including insurance, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $112.8 million, including $110.1 million of Programming Charges, during the year ended December 31, 1999.

     The management agreement also provides that Comcast will not enter into any agreements or transactions or obtain any services on behalf of the Company or its cable systems with or from any affiliate of Comcast other

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

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

     Due to affiliates in the Company's consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

     E! Entertainment Television, Inc.
     E! Entertainment Television, Inc. ("E! Entertainment") is an affiliate of Comcast that provides cable television programming. During the year ended December 31, 1999, the Company made payments to E! Entertainment totaling $0.6 million for programming provided to cable systems owned by the Company.

     QVC, Inc.
     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the year ended December 31, 1999, the Company's subscriber service fees revenue includes $1.2 million relating to QVC.

     Transactions with International and BTH
     The Company and the managed partnerships for which the Company is general partner (see Note 4) had certain transactions with International and its subsidiaries through April 7, 1999. Principal transactions were as follows:

     In April 1999, the Company paid Glenn R. Jones, the former Chief Executive Officer of the Company, and International $25.0 million to relinquish their rights to place new programming channels on the Company's cable communications systems. Such payment is being amortized over the period of approximately 10 1/2 years, which is consistent with the term under which such programming could have been launched under the original agreement. In addition, the Company paid Mr. Jones $8.0 million in April 1999 to terminate Mr. Jones' employment contract with the Company (see Note 1).

     Jones Interactive, Inc., a wholly owned subsidiary of International, provided information management and data processing services for operating companies affiliated with International. Charges to the various operating companies are based on usage of computer time by each entity. Amounts charged to the Company and its managed partnerships for the period from January 1, 1999 through April 7, 1999 and for the years ended December 31, 1998 and 1997 totaled $1.2 million, $6.1 million and $5.5 million, respectively.

     The Company was party to a lease with Jones Properties, Inc., a wholly owned subsidiary of International, under which the Company had leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement was terminated in July 1999 (see Note 1). The Company subleased approximately 44% of the building to International and certain affiliates of International on the same terms and conditions as the above described lease. Rent payments to Jones Properties, Inc., net of subleasing reimbursements, for the period from January 1, 1999 to April 7, 1999 and for the years ended December 31, 1998 and 1997 were $0.5 million, $1.4 million and $1.3 million, respectively.

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

     The Company entered into a Secondment Agreement with BCI Telecom Holding, Inc. ("BTH") in December 1994. Pursuant to the Secondment Agreement, BTH provided secondees who worked for the Company and its managed partnerships. The Company reimbursed BTH for the full employment costs of such individuals. The Company reimbursed BTH $0.2 million, $0.7 million and $1.2 million during the period from January 1, 1999 to April 7, 1999 and for the years ended December 31, 1998 and 1997, respectively.

     The Company paid approximately 84%, 63% and 47% of the above-described data processing, rental and secondment expenses during the period from January 1, 1999 to April 7, 1999, and for the years ended December 31, 1998 and 1997, respectively. The remainder of the expenses were allocated to and paid by the managed partnerships (see Note 4).

     The Company received satellite programming from Knowledge TV (see Note 4). Payments made to Knowledge TV for programming provided to the Company's owned cable communications systems for the period from January 1, 1999 through April 7, 1999 and for the years ended December 31, 1998 and 1997 totaled approximately $0.2 million, $0.6 million and $0.4 million, respectively.

     The Company received satellite programming from Jones Computer Network, Ltd., an affiliate of International, through April 1997. Payments made to Jones Computer Network, Ltd. for programming provided to the Company's owned cable communications systems for the year ended December 31, 1997 totaled approximately $0.2 million.

     The Company received  satellite  programming  from Great American  Country,
     Inc., an affiliate of International. Payments made to Great American Country, Inc. for programming provided to the Company's owned cable communications systems for the period from January 1, 1999 through April 7, 1999 and for the years ended December 31, 1998 and 1997 totaled approximately $0.2 million, $0.5 million and $0.3 million, respectively.

     The Company received satellite programming from Superaudio, an affiliate of Galactic Radio. The Company sold Galactic Radio to an affiliate of International in June 1996. Payments made to Galactic Radio for programming provided to the Company's owned cable communications systems for the period from January 1, 1999 through April 7, 1999 and for the years ended December 31, 1998 and 1997 totaled approximately $0.1 million, $0.3 million and $0.2 million, respectively.

     The Product Information Network Venture ("PIN") is an affiliate of International that provides a satellite programming service. PIN airs product infomercials 24 hours a day, seven days a week. A portion of the revenues generated by PIN are paid to the cable communications systems that carry PIN's programming. Most of the Company's owned cable communications systems carry PIN for all or part of each day. Aggregate payments received by the Company from PIN relating to the Company's owned cable communications systems totaled approximately $0.5 million, $1.0 million and $0.7 million for the period from January 1, 1999 through April 7, 1999 and for the years ended December 31, 1998 and 1997, respectively.

     Effective upon the closing of BTH's investment in the Company in December 1994, the Company entered into a Supply and Services Agreement with BTH. Pursuant to the Supply and Services Agreement, BTH provided the Company with access to the expert advice of personnel from BTH and its affiliates for the equivalent of three man-years on an annual basis. The Company paid an annual fee of $2.0 million to BTH during the term of the agreement. Payments to BTH under the Supply and Services Agreement during the period from January 1, 1999 through April 7, 1999 and the years ended December 31, 1998 and 1997 totaled $0.5 million, $2.0 million and $2.0 million, respectively.

     Jones Financial Group. Ltd., a subsidiary of International, performed services for the Company as its agent in connection with negotiations regarding various financial arrangements of the Company. The Company paid fees totaling $0.8 million in 1998 relating to the purchase of the Hinesville, Georgia system. The Company paid fees totaling $3.5 million in 1997 related to the acquisition of the North Prince Georges County, Maryland system, the acquisition of the Annapolis, Maryland system and the sale of the Walnut Valley, California system.

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

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

     During 1999, 1998 and 1997, changes in the Company's temporary differences and losses from operations, which result primarily from depreciation and amortization, resulted in deferred tax benefits which were offset, in part, by a valuation allowance. A deferred income tax benefit of $3.3 million was recognized for the year ended December 31, 1997. No current or deferred federal income tax expense or benefit was recorded from continuing operations during the year ended December 31, 1999 and 1998.

     The effective income tax expense of the Company differs from the statutory amount because of the effect of the following:

                                                                                 Year Ended December 31,
                                                                             1999         1998         1997
                                                                           ----------   ----------   ----------
                                                                                 (Dollars in thousands)
     Federal tax benefit at statutory rate.............................     ($86,906)    ($28,146)    ($13,471)
     State and local taxes, net of federal income
        tax benefit....................................................       (3,396)      (2,614)      (1,688)
     Dividends excluded for income tax purposes........................                      (138)        (102)
     Stock option exercises deductible for tax purposes................      (11,333)
     Amortization not deductible for tax purposes......................          512          942          876
     Adjustment to book/tax difference of intangible assets............                    25,836
     Other.............................................................          115          157          116
                                                                           ---------    ---------    ---------

     Total income tax benefit from operations..........................     (101,008)      (3,963)     (14,269)
     Tax effect of extraordinary operations............................                                 (4,711)
     Valuation allowance...............................................      101,008        3,963       15,705
                                                                           ---------    ---------    ---------

     Total income tax benefit..........................................    $            $              ($3,275)
                                                                           =========    =========    =========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                              December 31,
                                                                                            1999         1998
                                                                                         -----------   ---------
                                                                                       (Dollars in thousands)
     Deferred Tax Assets
        Net operating loss carryforwards.............................................      $183,160     $96,522
        Investment tax credit carryforwards..........................................           461       1,013
        Alternative minimum tax credit carryforwards.................................         2,517       1,116
        Investment in affiliates and partnerships....................................        31,574      11,464
        Future deductible amounts associated with other assets and liabilities.......         6,237       5,027
                                                                                          ---------    --------

     Total gross deferred tax assets.................................................       223,949     115,142

     Valuation allowance on deferred tax assets......................................      (189,444)    (88,436)

     Deferred Tax Liabilities
        Property and equipment, due to differences in depreciation
          methods for financial statement and tax purposes...........................       (27,368)    (19,569)
                                                                                          ---------    --------

     Net deferred tax asset..........................................................        $7,137      $7,137
                                                                                          =========    ========

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

     At December 31, 1999, the Company has net operating loss carryforwards ("NOLs") for income tax purposes aggregating approximately $257.0 million for alternative minimum tax and $478.9 million for regular tax which expire $21.3 million in 2005, $25.5 million in 2007, $40.8 million in 2008, $30.2 million in 2009,  $15.0  million  in 2010,  $12.6  million  in 2011,  $25.5 million in 2012, $1.1 million in 2013 and $306.9 million in 2014. The Company also had investment tax credit carryforwards of $3.0 million.

     Transactions by Company shareholders occurred during 1999, which resulted in greater than a 50% change of the ownership interest of the Company shares. Tax statutes limit the utilization of existing tax NOLs when this occurs to a specified amount each year plus the amount of existing built-in gain in corporate assets at the ownership change. Management believes that the application of the limitation will not likely cause taxable income to occur in a future period due to unavailability of limited NOLs.

     Management has established a valuation allowance for all net operating losses and for all investment tax credits and alternative minimum tax credit carryforwards.

9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $116.0 million, $90.0 million and $86.5 million during the years ended December 31, 1999, 1998 and 1997, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     Minimum annual rental commitments for office space and equipment under noncancelable operating leases as of December 31, 1999 are as follows (dollars in thousands):

           2000...............................................    $4,147
           2001...............................................     3,570
           2002...............................................     2,537
           2003...............................................     2,222
           2004...............................................     2,002
           Thereafter.........................................     4,292

     Rent, net of sublease reimbursements, paid during the years ended December 31, 1999, 1998 and 1997, totaled $6.4 million, $5.6 million and $4.5 million, respectively.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     A consolidated case representing seven lawsuits filed by limited partners of five of the Company's managed partnerships is pending in federal court against the Company relating to the sales of the Palmdale, Albuquerque, Littlerock and Calvert County cable communications systems by Company-managed partnerships to the Company or one of its subsidiaries. The complaints generally allege that the Company acquired those systems at a price that did not reflect their fair value and that the proxy statements mailed to the limited partners of the partnerships that owned these systems were false, misleading and failed to disclose material facts about the cable communications system marketplace. The Company has filed motions to dismiss this case and discovery is stayed pending the Court's decision on these motions. The Company intends to continue to vigorously defend this case.

     The Company and certain of its subsidiaries and managed partnerships are defendants in a lawsuit that alleges that they withheld information, including lists of the names and addresses of limited partners, from the plaintiffs. The plaintiffs allege that they were injured by not receiving the information and by not being able to conduct tender offers for the limited partnership interests. The Company intends to defend this lawsuit vigorously on its own behalf and on behalf of its subsidiaries and managed partnerships.

JONES INTERCABLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Concluded)

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

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  First        Second       Third        Fourth       Total
                                                 Quarter      Quarter      Quarter      Quarter        Year
                                                -----------  -----------  -----------  -----------  -----------
                                                        (Dollars in thousands, except per share data)
    1999 (3)
    Revenues.................................     $132,519     $132,704     $136,085     $139,685     $540,993
    Operating income before depreciation
      and amortization (1)(2)................       57,527       36,112       52,918       50,331      196,888
    Operating loss...........................       (1,098)     (85,067)     (22,346)     (14,997)    (123,508)
    Loss before extraordinary item...........      (30,912)    (120,712)     (49,486)     (47,194)    (248,304)
    Basic and diluted loss for common
      stockholders...........................        ($.75)      ($2.88)      ($1.18)      ($1.12)      ($5.93)

    1998 (3)
    Revenues.................................     $103,536     $101,222     $132,963     $134,614     $472,335
    Operating income before depreciation
      and amortization (1)...................       46,160       44,076       68,384       69,518      228,138
    Operating income (loss)..................        1,405       (3,009)      15,616        7,924       21,936
    Loss before extraordinary item...........      (20,747)     (32,644)     (14,404)     (12,623)     (80,418)
    Basic and diluted loss for common
      stockholders...........................        ($.51)       ($.80)       ($.35)       ($.31)      ($1.96)

------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by the Company's management to measure the operating performance of our businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.
(2) Excludes $55.4 million of restructuring charges recorded in the second quarter (see Note 1).
(3) See Note 3 for a summary of acquisitions, exchanges and sales of cable communications systems.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is omitted pursuant to SEC General Instruction I of Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following consolidated financial statements of Jones Intercable, Inc. are included in Part II, Item 8:

         Independent Auditors' Report........................................19
         Consolidated Balance Sheet - December 31, 1999 and 1998.............20
         Consolidated Statement of Operations - Years Ended
            December 31, 1999, 1998 and 1997.................................21
         Consolidated Statement of Cash Flows - Years Ended
            December 31, 1999, 1998 and 1997.................................22
         Consolidated Statement of Stockholders' Equity (Deficiency) -
            Years Ended December 31, 1999, 1998 and 1997.....................23
         Notes to Consolidated Financial Statements..........................24

(b)  All schedules are omitted because they are not applicable,  not required or
     the  required  information  is  included  in  the  consolidated   financial
     statements or notes thereto.

(c)  Reports on Form 8-K:

     (i) Jones Intercable filed a Current Report on Form 8-K under Item 5 on December 23, 1999 relating to the definitive merger agreement among Comcast, Jones Intercable and Comcast JOIN Holdings, Inc.

(d)  Exhibits required to be filed by Item 601 of Regulation S-K:

2.1 Agreement and Plan of Merger among Jones Intercable, Comcast and the Company dated December 22, 1999 (incorporated by reference to Exhibit
          2.1 to Comcast's Form S-4 Registration Statement No. 333-85745).

3.1       Articles of Incorporation of the Company.

3.2       Bylaws of the Company.

4.1       Indenture,  dated as of July 15,  1992,  between the Company and First
          Trust  National  Association   (incorporated  by  reference  to  Jones
          Intercable's Form S-3 Registration Statement No. 33-47030).

4.2 Second Supplemental Indenture, dated as of March 1, 1993, between the Company and First Trust National Association (incorporated by reference to Jones Intercable's Current Report on Form 8-K filed on March 1, 1993).

4.3 Indenture dated March 23, 1995 with respect to the Senior Notes, between the Company and U.S. Trust Company of California, N.A. (incorporated by reference to Jones Intercable's Current Report on Form 8-K dated March 23, 1995).

4.4 First Supplemental Indenture dated as of March 23, 1995 with respect to $200,000,000 aggregate principal amount of the Company's 9 5/8% Senior Notes due 2002, between the Company and U.S. Trust Company of California, N.A. (incorporated by reference to Jones Intercable's Current Report on Form 8-K dated March 23, 1995).

4.5 Second Supplemental Indenture dated as of March 21, 1997 with respect to $250,000,000 aggregate principal amount of the Company's 8 7/8% Senior Notes due 2007, between the Company and U.S. Trust Company of California, N.A. (incorporated by reference to Jones Intercable's Current Report on Form 8-K dated March 21, 1997).

4.6 Third Supplemental Indenture dated as of April 6, 1998 with respect to $200,000,000 aggregate principal amount of the Company's 7 5/8% Senior Notes due 2008, between the Company and U.S. Trust Company of California, N.A. (incorporated by reference to Jones Intercable's Current Report on Form 8-K dated April 6, 1998).

10.1 Credit Agreement dated October 31, 1995 among Jones Cable Holdings, Inc. and NationsBank of Texas, N.A. and The Bank of Nova Scotia, as lenders and as managing agents and various other lenders (incorporated by reference to Jones Intercable's Annual Report on Form 10-K for the year ended December 31, 1995).

10.2      First  Amendment  dated as of September  17, 1996 to Credit  Agreement dated October 31, 1995 among Jones Cable Holdings, Inc. and NationsBank of Texas, N.A., individually and as agent for various other lenders (incorporated by reference to Jones Intercable's Annual Report on Form 10-K for year ended December 31, 1996).

10.3 Credit Agreement dated as of October 29, 1996 among Jones Cable Holdings II, Inc. and The Bank of Nova Scotia, NationsBank of Texas, N.A. and Societe Generale, as managing agents for various lenders (incorporated by reference to Jones Intercable's Annual Report on Form 10-K for year ended December 31, 1996).

10.4      Management   Agreement  dated  as  of  April  7,  1999  between  Jones
          Intercable and Comcast (incorporated by reference to Exhibit 9 to Comcast's Schedule 13D Amendment No. 4 filed on August 10, 1999).

27        Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 14, 2000.

                                          Comcast JOIN Holdings, Inc.



                                          By:  /s/ Brian L. Roberts
                                               --------------------------------
                                               Brian L. Roberts
                                               President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE               TITLE                                   DATE
    ---------               -----                                   ----

/s/ Ralph J. Roberts      Chairman; Director                     March 14, 2000
-----------------------
Ralph J. Roberts

/s/ Brian L. Roberts      President; Director (Principal         March 14, 2000
-----------------------   Executive Officer)
Brian L. Roberts

/s/ Lawrence S. Smith     Executive Vice President; Director     March 14, 2000
-----------------------
Lawrence S. Smith

/s/ Stanley L. Wang       Executive Vice President; Secretary;   March 14, 2000
-----------------------   Director
Stanley L. Wang

/s/ John R. Alchin        Executive Vice President; Treasurer    March 14, 2000
-----------------------   (Principal Financial Officer)
John R. Alchin

/s/ Lawrence J. Salva     Senior Vice President                  March 14, 2000
-----------------------   (Principal Accounting Officer)
Lawrence J. Salva