Form 10-Q
period 2000-03-31
COMCAST JOIN HOLDINGS INC
filed 2000-05-15
CIK 275605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 2000
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                          Commission File Number 1-9953

                           COMCAST JOIN HOLDINGS, INC.
                      (SUCCESSOR TO JONES INTERCABLE, INC.)
               (Exact name of registrant as specified in charter)

         DELAWARE                                                23-3025248
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

         Yes  X                                             No
            -----                                                ----

                           --------------------------

As of March 31, 2000, there were 100 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                             Number
PART I  FINANCIAL INFORMATION

        ITEM 1     Financial Statements

                   Condensed Consolidated Balance Sheet as of
                   March 31, 2000 and December 31, 1999 (Unaudited).............................2

                   Condensed Consolidated Statement of Operations for the
                   Three Months Ended March 31, 2000 and 1999 (Unaudited).......................3

                   Condensed Consolidated Statement of  Cash Flows for the
                   Three Months Ended March 31, 2000 and 1999 (Unaudited).......................4

                   Condensed Consolidated Statement of Stockholders' Equity
                   (Deficiency) for the Three Months Ended March 31, 2000
                   (Unaudited)..................................................................5

                   Notes to Condensed Consolidated Financial Statements (Unaudited)........6 - 10

        ITEM 2     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................11 - 12

PART II OTHER INFORMATION

        ITEM 1     Legal Proceedings...........................................................13

        ITEM 6     Exhibits and Reports on Form 8-K............................................13

        SIGNATURE..............................................................................14

                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast JOIN Holdings," the "Company," "we," "us" and "our" refer to Comcast JOIN Holdings, Inc. and its subsidiaries.

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

Factors Affecting Future Operations

     We have in the past acquired and will be acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees must be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

     In addition, the cable communications industry may be affected by, among other things:

     o    changes in laws and regulations,
     o    changes in the competitive environment,
     o    changes in technology,
     o    franchise related matters,
     o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes; and
     o    general economic conditions.

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                   (Predecessor
                                                                                                   Corporation)
                                                                                     March 31,      December 31,
                                                                                       2000             1999
                                                                                   -------------  ----------------
                                                                              (Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................       $11,284          $23,027
   Accounts receivable, less allowance for doubtful
     accounts of $5,574 and $5,265..............................................        30,722           40,137
   Other current assets.........................................................        12,864            6,502
                                                                                   -----------    -------------
       Total current assets.....................................................        54,870           69,666
                                                                                   -----------    -------------

INVESTMENTS.....................................................................        56,431           54,525
                                                                                   -----------    -------------

PROPERTY AND EQUIPMENT..........................................................       545,186          962,147
   Accumulated depreciation.....................................................        (3,425)        (303,875)
                                                                                   -----------    -------------
   Property and equipment, net..................................................       541,761          658,272
                                                                                   -----------    -------------

DEFERRED CHARGES................................................................     4,623,836        1,650,849
   Accumulated amortization.....................................................      (164,210)        (597,060)
                                                                                   -----------    -------------
   Deferred charges, net........................................................     4,459,626        1,053,789
                                                                                   -----------    -------------

                                                                                    $5,112,688       $1,836,252
                                                                                   -==========    -============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................      $183,274         $120,326
   Accrued interest.............................................................        21,827           25,892
   Current portion of long-term debt............................................         2,460            2,460
   Due to affiliates............................................................        98,792           67,375
                                                                                   -----------    -------------

       Total current liabilities................................................       306,353          216,053
                                                                                   -----------    -------------

LONG-TERM DEBT, less current portion............................................     1,692,091        1,672,716
                                                                                   -----------    -------------

OTHER LIABILITIES...............................................................        33,212           29,837
                                                                                   -----------    -------------

DEFERRED INCOME TAXES, due to affiliate.........................................       815,610
                                                                                   -----------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $1 par value - authorized and issued, 100 and zero shares......
   Class A common stock, $.01 par value - authorized, zero and
     60,000,000 shares; issued, zero and 36,937,420.............................                            369
   Common stock, $.01 par value - authorized, zero and 5,500,000
     shares; issued, zero and 5,113,021.........................................                             51
   Additional capital...........................................................     2,286,921          504,472
   Accumulated deficit..........................................................       (21,639)        (588,227)
   Accumulated other comprehensive income.......................................           140              981
                                                                                   -----------    -------------
       Total stockholders' equity (deficiency)..................................     2,265,422          (82,354)
                                                                                   -----------    -------------

                                                                                    $5,112,688       $1,836,252
                                                                                   ===========    =============

See notes to condensed consolidated financial statements.

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                     (Predecessor
                                                                                                     Corporation)
                                                                                     Three Months Ended March 31,
                                                                                        2000            1999
                                                                                     -----------     -----------
                                                                                       (Dollars in thousands)
                                                                                                     -----------
REVENUES
   Cable Communications Revenues
     Subscriber service fees.......................................................     $140,420        $127,579
     Management fees...............................................................                          880
     Distributions and brokerage fees..............................................                        3,193
   Non-cable revenue...............................................................          304             867
                                                                                     -----------     -----------
                                                                                         140,724         132,519
                                                                                     -----------     -----------

COSTS AND EXPENSES
   Cable Communications Expenses
     Operating.....................................................................       52,409          44,711
     Selling, general and administrative...........................................       33,856          29,570
   Non-cable operating, selling, general and administrative........................          558             711
   Depreciation and amortization...................................................      102,128          58,625
                                                                                     -----------     -----------
                                                                                         188,951         133,617
                                                                                     -----------     -----------

OPERATING LOSS.....................................................................      (48,227)         (1,098)

OTHER (INCOME) EXPENSE
   Interest expense................................................................       32,009          27,836
   Equity in net losses of affiliates..............................................           42           1,481
   Investment income...............................................................       (2,842)           (303)
   Other expense...................................................................           30             800
                                                                                     -----------     -----------
                                                                                          29,239          29,814
                                                                                     -----------     -----------

LOSS BEFORE INCOME TAX BENEFIT.....................................................      (77,466)        (30,912)

INCOME TAX BENEFIT.................................................................      (15,559)
                                                                                     -----------     -----------

NET LOSS...........................................................................     ($61,907)       ($30,912)
                                                                                     ===========     ===========

See notes to condensed consolidated financial statements.

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                     (Predecessor
                                                                                                     Corporation)
                                                                                     Three Months Ended March 31,
                                                                                          2000         1999
                                                                                        ---------    ---------
                                                                                        (Dollars in thousands)
                                                                                                     ---------
OPERATING ACTIVITIES
   Net loss.........................................................................     ($61,907)    ($30,912)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization..................................................      102,128       58,625
     Non-cash interest expense......................................................           97           89
     Equity in net losses of affiliates.............................................           42        1,481
     Deferred income tax benefit....................................................      (15,559)
                                                                                        ---------    ---------
                                                                                           24,801       29,283
     Changes in working capital and other liabilities...............................      (12,052)        (710)
                                                                                        ---------    ---------
           Net cash provided by operating activities................................       12,749       28,573
                                                                                        ---------    ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................       20,000       37,000
   Repayments of long-term debt.....................................................         (722)         (23)
   Proceeds from Class A Common Stock options exercised.............................                     1,772
   Net transactions with affiliates.................................................       31,417       (5,035)
                                                                                        ---------    ---------
           Net cash provided by financing activities................................       50,695       33,714
                                                                                        ---------    ---------

INVESTING ACTIVITIES
   Acquisition, net of cash acquired................................................                   (10,720)
   Proceeds from distribution from investment.......................................        3,180
   Capital expenditures.............................................................      (59,967)     (20,947)
   Additions to deferred charges....................................................      (18,659)     (25,053)
   Other, net.......................................................................          259         (237)
                                                                                        ---------    ---------
           Net cash used in investing activities....................................      (75,187)     (56,957)
                                                                                        ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................................      (11,743)       5,330

CASH AND CASH EQUIVALENTS, beginning of period......................................       23,027        2,586
                                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, end of period............................................      $11,284       $7,916
                                                                                        =========    =========

See notes to condensed consolidated financial statements.

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)


                                                                                                              Accum-
                                     Predecessor Corporation        The Company                               ulated
                                --------------------------------- ----------------                            Other
                                     Class A                                                                 Compre-
                                  Common Stock     Common Stock     Common Stock    Additional    Accum-     hensive
                                ----------------- --------------- ----------------   Paid-In      ulated      Income
                                 Shares   Amount  Shares  Amount  Shares   Amount    Capital      Deficit     (Loss)      Total
                                -------- -------- ------  ------- ------- -------- ------------ ----------- ----------  ---------
                                                                     (Amounts in thousands)
Predecessor Corporation

Balance at January 1, 2000.....   36,937     $369  5,113      $51         $            $504,472   ($588,227)     $981    ($82,354)

Comprehensive loss:

Net loss, January 1, 2000 through
   March 2, 2000...............                                                                     (40,268)

Unrealized gains on marketable
   securities, net of tax......                                                                                   462

Total comprehensive loss.......                                                                                           (39,806)
                                -------- -------- ------  ------- ------- -------- ------------ ----------- --------- -----------

Balance at March 2, 2000.......   36,937     $369  5,113      $51         $            $504,472   ($628,495)   $1,443   ($122,160)
                                ======== ======== ======  ======= ======= ======== ============ =========== ========= ===========
The Company

Balance at March 3, 2000.......          $                $               $        $            $            $        $

Capital contribution to Company                                                       2,286,921                         2,286,921

Comprehensive loss:

Net loss, March 3, 2000 through
   March 31, 2000..............                                                                     (21,639)

Unrealized gains on marketable
   securities, net of tax......                                                                                   140


Total comprehensive loss.......                                                                                           (21,499)

Balance at March 31, 2000......          $                $               $          $2,286,921    ($21,639)     $140  $2,265,422
                                ======== ======== ======  ======= ======= ======== ============ =========== ========= ===========


See notes to condensed consolidated financial statements.

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1999 has been condensed from the audited consolidated balance sheet as of that date of Jones Intercable, Inc. ("Jones Intercable" or the "Predecessor
     Corporation"), the predecessor to Comcast JOIN Holdings, Inc. (the "Company") (see "Merger of Jones Intercable, Inc." below). The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2000 and 1999, and the condensed consolidated statement of stockholders' equity (deficiency) for the three months ended March 31, 2000 have been prepared by the Company and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Jones Intercable financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2000 are not necessarily indicative of operating results for the full year.

     Merger of Jones Intercable, Inc.
     In March 2000, the Jones Intercable shareholders approved a merger agreement pursuant to which, upon closing, the Jones Intercable shareholders received 1.4 shares of Comcast Corporation ("Comcast") Class A Special Common Stock in exchange for each share of Jones Intercable Class A Common Stock and Common Stock, and Jones Intercable was merged with and into the Company, with the Company as the successor to Jones Intercable (the "Jones Merger"). The Company is a wholly owned subsidiary of Comcast.

     In connection with the closing of the Jones Merger, the Company exchanged the approximately 58.9 million shares of Comcast Class A Special Common Stock that had been contributed to the Company by Comcast for all of the Jones Intercable common stock. Approximately 23.3 million shares of the
     Comcast Class A Special Common Stock were issued to Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of Comcast that held approximately 39.6% of the Jones Intercable common stock. Approximately 35.6 million shares of the Comcast Class A Special Common Stock with a value of $1.727 billion were issued to the Jones Intercable public shareholders' for their approximate 60.4% interest in the Jones Intercable common stock. The cost basis of Comcast Cable's interest in Jones Intercable was $560.0 million. The acquisition was accounted for under the purchase method of accounting. The allocation of the purchase price of the public shareholders interest in Jones Intercable is preliminary pending completion of a final appraisal. During the three months ended March 31, 2000, depreciation and amortization expense includes approximately $24.1 million related to the purchase for the period from March 3, 2000 to March 31, 2000. As the contribution of Comcast's Class A Special Common Stock from Comcast to the Company and the exchange of the Comcast Class A Special Common Stock by the Company for the Jones Intercable common stock were non-cash transactions, such transactions had no significant impact on the Company's condensed consolidated statement of cash flows during the three months ended March 31, 2000 (see Note 7).

     Restructuring Costs
     In connection with Comcast's acquisition of a controlling interest in Jones Intercable in April 1999, in order to facilitate an orderly change in control to Comcast, Jones Intercable established retention and severance programs for its corporate and field office employees who were to be terminated due to the change in control. The programs provide for cash severance payments to employees that have been or will be terminated due to the change in control. Jones Intercable incurred expense relating to the severance of approximately 350 corporate and field office employees totaling $39.1 million, of which $37.6 million had been paid and $1.5 million was accrued at March 31, 2000. In addition, Jones Intercable incurred an additional $16.3 million of restructuring costs related to the change in control including an employment contract termination, costs associated with the termination of an information

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     technology services agreement with a former affiliated entity and lease termination costs. Of this total, $13.7 million had been paid and $2.6 million was accrued at March 31, 2000. Such costs were included in restructuring charges in Jones Intercable's condensed consolidated statement of operations for the three months ended June 30, 1999.

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

     Loss for Common Stockholders Per Common Share
     Loss for common stockholders per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 1999, Jones Intercable's basic loss for common stockholders per common share was $0.75 per share and the basic weighted average number of common shares outstanding was approximately 41.3 million shares. For the three months ended March 31, 1999, potentially dilutive securities related to the Jones Intercable stock option plan have been excluded in determining the total weighted average number of common shares outstanding because of their antidilutive effect on loss for common stockholders per common share.

     Comprehensive Loss
     Total comprehensive loss for the three months ended March 31, 1999 was $30.9 million. Total comprehensive loss includes net loss and unrealized gains (losses) on marketable securities for the periods presented.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 2000.

3.   INVESTMENTS

     Excite@Home Warrants
     In June 1998, Jones Intercable entered into a six year Distribution Agreement with Excite@Home, which provides for the distribution of high speed Internet services to the Company's cable communications systems. Deployment began in December 1998. In conjunction with the Distribution Agreement, Jones Intercable and Excite@Home entered into a Warrant Purchase Agreement providing for the Company's purchase of up to a maximum of 4,092,200 shares of Excite@Home Series A Common Stock at $5.25 per share (as adjusted for Excite@Home's 2-for-1 stock split in June 1999). The warrants become exercisable after March 31 each year, beginning in 1999, as the Company launches Excite@Home services in its cable communications systems. As of March 31, 2000 and December 31, 1999, warrants to purchase 819,268 and 584,172 shares, respectively, of Excite@Home Series A Common Stock were exercisable. The Company's investment in Excite@Home warrants at March 31, 2000 and December 31, 1999 was $52.0 million and $44.2 million, respectively. Due to restrictions on the stock underlying the warrants, the Company's investment is not adjusted to fair value.

     In March 2000, Excite@Home and its principal cable partners, including Comcast, entered into an agreement pursuant to which Comcast agreed to enter into a new distribution agreement with Excite@Home for the period from June 2002 through June 2006, give up its Board level veto rights and resign from the Excite@Home Board of Directors. Comcast may elect to terminate the existing or the new distribution agreement beginning June 2001

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     on at least six months notice. Under the terms of the agreement, the existing Excite@Home warrants held by the Company will be amended to eliminate any performance vesting conditions. The agreement is subject to the receipt of necessary stockholder and other approvals and is expected to close in the third quarter of 2000.

4.   LONG-TERM DEBT

     Interest Rates
     As of March 31, 2000 and December 31, 1999, the Company's effective weighted average interest rate on its long- term debt outstanding was 7.51% and 7.70%, respectively.

     Lines of Credit
     As of March 31, 2000, certain subsidiaries of the Company had unused lines of credit of $180.5 million which is restricted by the covenants of the related debt agreements.

5.   RELATED PARTY TRANSACTIONS

     Management Agreement
     Effective April 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which Comcast manages the operations of the Company and its subsidiaries, subject to such direction and control of the Company as the Company may reasonably determine from time to time. The management agreement generally provides that Comcast will supervise the management and operations of the Company's cable systems and arrange for and supervise certain administrative functions. As compensation for such services the management agreement provides for Comcast to charge management fees of 4.5% of gross cable communications revenues (as defined). During the three months ended March 31, 2000, Comcast charged the Company management fees of $6.2 million. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

     On behalf of the Company, Comcast seeks and secures long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. Amounts charged to the Company by Comcast for programming (the "Programming Charges") are in an amount equal to the sum of (i) the actual cost incurred by Comcast plus (ii) one-half of the difference between the cost the Company would pay in an arms-length transaction if the Company were a stand-alone multiple cable communications systems operator with a subscriber base equal to that of the Company's cable systems, and the actual cost incurred by Comcast. The Programming Charges are included in operating expenses in the Company's condensed consolidated statement of operations. The Company purchases certain other services, including insurance, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $35.0 million, including $34.3 million of Programming Charges, during the three months ended March 31, 2000. The Programming Charges include $3.3 million during the three months ended March 31, 2000 relating to the programming purchased by the Company, through Comcast, from suppliers in which Comcast holds an equity interest.

     Due to affiliates in the Company's condensed consolidated balance sheet primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

     E! Entertainment Television
     E! Entertainment Television is an affiliate of Comcast that provides cable television programming. During the three months ended March 31, 2000, the Company made payments to E! Entertainment Television totaling $0.2 million for programming provided to cable systems owned by the Company.

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     QVC, Inc.
     Comcast, on behalf of the Company, has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the three months ended March 31, 2000, the Company's subscriber service fees revenue includes $0.3 million relating to QVC.

     Jones Intercable
     Jones Intercable had certain transactions with related parties for programming services, employment costs, information technology services and rent for leased facilities which totaled $2.0 million during the three months ended March 31, 1999.

6.   INCOME TAXES

     Effective upon the Jones Merger, the Company will join with Comcast in filing consolidated federal income tax returns. Net operating losses of the Company incurred prior to the merger will be available to offset taxable income of Comcast, subject to certain limitations, and it is expected that the tax benefits of such losses will be realized by Comcast. As a result, as part of the purchase price allocation the Company has reversed a $189.4 million valuation allowance which had been established against the Company's deferred tax assets.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     During the three months ended March 31, 2000, the Company acquired all of the common stock of Jones Intercable held by Comcast Cable and the Jones Intercable public shareholders in exchange for approximately 58.9 million shares of Comcast Class A Special Common Stock (see Note 1). The values attributable to the assets and liabilities acquired by the Company during the three months ended March 31, 2000 are presented as follows (in millions):


         Property, plant & equipment........................    ($149.7)
         Deferred charges...................................    3,464.0
         Current liabilities................................      (72.1)
         Deferred incomes taxes and other...................     (955.3)
                                                             ----------
                  Net assets acquired.......................   $2,286.9
                                                             ==========

     The Company  made cash  payments  for  interest of $36.0  million and $27.3
     million   during  the  three   months   ended  March  31,  2000  and  1999,
     respectively.

     The Company's investment in Excite@Home warrants (see Note 3) had no impact on the Company's condensed consolidated statement of cash flows due to its non-cash nature.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     The Company and certain of its subsidiaries are general partners of 13 Colorado limited partnerships that were formed to acquire, construct, develop and operate cable communications systems. The sales of all remaining partnership-owned cable communications systems were completed in July 1999 and the Company is in the final stages of liquidating its managed partnerships.

     A consolidated case representing seven lawsuits filed by limited partners of five of the Company's managed partnerships is pending in federal court against the Company relating to the sales of four cable communications

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     systems by Company-managed partnerships to the Company or one of its subsidiaries. The complaints generally allege that the Company acquired those systems at a price that did not reflect their fair value and that the proxy statements mailed to the limited partners of the partnerships that owned these systems were false, misleading and failed to disclose material facts about the cable communications system market place. The Company has filed motions to dismiss this case and discovery is stayed pending the court's decision on these motions. The Company intends to continue to vigorously defend these lawsuits.

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

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

Results of Operations

     Our summarized consolidated financial information for the three months ended March 31, 2000 and 1999 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                              Three Months Ended
                                                                  March 31,          Increase / (Decrease)
                                                               2000        1999         $           %
                                                             --------    --------    --------    --------
Revenues...............................................        $140.7      $132.5        $8.2         6.2%
Operating, selling, general and administrative
   expenses............................................          86.8        75.0        11.8        15.7
                                                             --------    --------
Operating income before depreciation and
   amortization (1)....................................          53.9        57.5        (3.6)       (6.3)
Depreciation and amortization..........................         102.1        58.6        43.5        74.2
                                                             --------    --------
Operating loss.........................................         (48.2)       (1.1)       47.1          NM
                                                             --------    --------
Interest expense.......................................          32.0        27.8         4.2        15.1
Equity in net losses of affiliates.....................                       1.5        (1.5)     (100.0)
Investment income......................................          (2.8)       (0.3)        2.5          NM
Other expense..........................................                       0.8        (0.8)     (100.0)
Income tax benefit.....................................         (15.5)                   15.5          NM
                                                             --------    --------
Net loss...............................................        ($61.9)     ($30.9)      $31.0          NM
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

     Revenues

     Of the $8.2 million increase for the three month period from 1999 to 2000, $12.8 million is attributable to increases in subscriber service fees, offset by a $0.9 million decrease in management fees, a $3.2 million decrease in distributions and brokerage fees, and a $0.5 million decrease in non-cable revenue. We will no longer be receiving management fees or distributions and brokerage fees as all of our managed partnership systems have been sold. Of the $12.8 million increase in subscriber service fees, $2.5 million is attributable to the effects of the acquisitions of cable communications systems, $3.7 million is attributable to subscriber growth, $2.7 million relates to changes in rates, $0.8 million is attributable to growth in cable advertising sales and $3.1 million relates to other product offerings.

     Operating, Selling, General & Administrative
     Expenses

     Of the $11.8 million increase for the three month period from 1999 to 2000, $1.5 million is attributable to the effects of the acquisitions of cable communications systems and $10.3 million result from increases in the cost of labor, the effects of an adjustment to the cost component factor used to capitalize indirect costs relating to network construction activity, other volume related expenses and costs associated with new product offerings.

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

     Management Agreement

     See Note 5 to our condensed  consolidated  financial statements included in
Item 1.

     Depreciation and Amortization Expense

     The $43.5 million increase for the three month period from 1999 to 2000 is primarily a result of the effects of our merger with Jones Intercable, Inc. ("Jones Intercable") in March 2000 and to the effects of our capital expenditures.

     Interest Expense

     The $4.2 million increase for the three month period from 1999 to 2000 is due to higher outstanding balances on our long-term debt and to increases in the effective weighted average interest rate on our long-term debt.

     Equity in Net Losses of Affiliates

     The $1.5 million decrease for the three month period from 1999 to 2000 is due to the effects of the sale of Knowledge TV, Inc. in November 1999 and to the effects of the sales of certain cable communications systems owned by managed partnerships during 1999.

     Investment Income

     During the three months ended March 31, 2000, in connection with the merger of two publicly traded companies, one of which was held by us and accounted for as an investment available for sale, we recognized a pre-tax gain of $2.5 million, representing the difference between the fair value of the securities received by us and our basis in the securities exchanged. Such gain was recorded as a reclassification from accumulated other comprehensive income to investment income.

     Other Expense

     The $0.8 million decrease for the three month period from 1999 to 2000 is primarily due to costs incurred during the three months ended March 31, 1999 related to Jones Intercable's change in control.

     Income Tax Benefit

     The $15.5 million income tax benefit for the three months ended March 31, 2000 is primarily related to the effects of our merger with Jones Intercable in March 2000 (see Note 6 to our condensed consolidated financial statements included in Item 1).

     We believe that our operations are not materially affected by inflation.

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

           The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of the Company's management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial position, results of operations or liquidity.

           The Company and certain of its subsidiaries are general partners of 13 Colorado limited partnerships that were formed to acquire, construct, develop and operate cable communications systems. The sales of all remaining partnership-owned cable communications systems were completed in July 1999 and the Company is in the final stages of liquidating its managed partnerships.

           A consolidated case representing seven lawsuits filed by limited partners of five of the Company's managed partnerships is pending in federal court against the Company relating to the sales of four cable communications systems by Company-managed partnerships to the Company or one of its subsidiaries. The complaints generally allege that the Company acquired those systems at a price that did not reflect their fair value and that the proxy statements mailed to the limited partners of the partnerships that owned these systems were false, misleading and failed to disclose material facts about the cable communications system market place. The Company has filed motions to dismiss this case and discovery is stayed pending the court's decision on these motions. The Company intends to continue to vigorously defend these lawsuits.

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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               27.1 Financial Data Schedule.

          (b)  Reports on Form 8-K:

               (i) Jones Intercable, Inc. filed a Current Report on Form 8-K under Items 5 and 7 on February 29, 2000 which included its audited financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999.

               (ii) We filed a Current  Report on Form 8-K under Item 5 on March
                    3, 2000 relating to our announcement that we had completed our merger with Jones Intercable, Inc.

                  COMCAST JOIN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      COMCAST JOIN HOLDINGS, INC.
                                      ------------------------------------------






                                      /S/ LAWRENCE J. SALVA
                                      ------------------------------------------
                                      Lawrence J. Salva
                                      Senior Vice President
                                      (Principal Accounting Officer)




Date: May 15, 2000